Form 10-Q
period 2020-09-30
VG Acquisition Corp.
filed 2020-11-16
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-39587

VG ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

65 Bleecker Street, 6th Floor New York, New York	10012
(Address of principal executive offices)	(Zip Code)

+1 212-497-9050

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	VGAC	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	VGAC.W	The New York Stock Exchange
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	VGAC.U	The New York Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of November 16, 2020, there were 50,855,000 Class A ordinary shares, $0.0001 par value and 13,800,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

VG ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

ASSETS
Current asset - cash	$24,682
Deferred offering costs	560,014
TOTAL ASSETS	$584,696

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities
Accrued offering costs	$386,251
Promissory note — related party	183,794
Total current liabilities	570,045
Total Liabilities	570,045

Commitments and Contingencies

Shareholder’s Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 13,800,000 shares issued and outstanding(1)	1,380
Additional paid-in capital	23,620
Accumulated deficit	(10,349)
Total Shareholder’s Equity	14,651
TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$584,696

(1)	Includes up to 1,086,250 Class B shares that are subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option (see Note 4). On October 1, 2020, the Company effected a 6-for-5 share split with respect to the Class B ordinary shares, resulting in an aggregate of 13,800,000 Class B ordinary shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the share split (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VG ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	For the Period from February 19, 2020 (Inception) Through September 30,
	2020	2020
Formation and operating costs	$159	$10,349
Net Loss	$(159)	$(10,349)

Weighted average shares outstanding, basic and diluted (1)	12,713,750	12,713,750

Basic and diluted net loss per ordinary shares	$(0.00)	$(0.00)

(1)	Excludes up to 1,086,250 Class B shares that are subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option (see Note 4). On October 1, 2020, the Company effected a 6-for-5 share split with respect to the Class B ordinary shares, resulting in an aggregate of 13,800,000 Class B ordinary shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the share split (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VG ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

THREE MONTHS ENDED SEPETEMBER 30, 2020 AND

FOR THE PERIOD FROM FEBRUARY 19, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

	Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance — February 19, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	13,800,000	1,380	23,620	—	25,000

Net loss	—	—	—	(10,031)	(10,031)
Balance — March 31, 2020	13,800,000	1,380	23,620	(10,031)	14,969

Net loss	—	—	—	(159)	(159)
Balance — June 30, 2020	13,800,000	1,380	23,620	(10,190)	14,810

Net loss	—	—	—	(159)	(159)
Balance — September 30, 2020	13,800,000	$1,380	$23,620	$(10,349)	$14,651

(1)	Includes up to 1,086,250 Class B shares that are subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option (see Note 4). On October 1, 2020, the Company effected a 6-for-5 share split with respect to the Class B ordinary shares, resulting in an aggregate of 13,800,000 Class B ordinary shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the share split (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VG ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 19, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(10,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through promissory note	10,031
Changes in operating assets and liabilities:
Accrued expenses	—
Net cash used in operating activities	(318)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Net cash provided by financing activities	25,000

Net Change in Cash	24,682
Cash – Beginning	—
Cash – Ending	$24,682

Non-cash investing and financing activities:
Payment of offering costs through promissory note – related party	$173,763
Deferred offering costs included in accrued offering costs	$386,251
Accrued expenses reclassified to promissory note	$10,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 1 — Description of Organization and Business Operations

VG Acquisition Corp. (formerly known as Bleecker Street Acquisition Corp.) (the “Company”) was incorporated in the Cayman Islands on February 19, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020 the Company consummated the Initial Public Offering of 48,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), generating gross proceeds of $480,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,733,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to VG Acquisition Sponsor LLC (the “Sponsor”), generating gross proceeds of $11,600,000, which is described in Note 4.

On October 14, 2020, the underwriters notified the Company of their intent to partially exercise their over-allotment option on October 16, 2020. As such, on October 16, 2020, the Company sold an additional 2,855,000 Units, at a price of $10.00 per Unit, and the sale of an additional 380,666 Private Placement Warrants to the Sponsor, at $1.50 per Private Placement Warrant, generating total proceeds of $29,121,000. A total of $28,550,000 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $508,550,000.

Transaction costs amounted to $28,641,284, consisting of $10,171,000 of underwriting fees, $17,799,250 of deferred underwriting fees and $671,034 of other offering costs. In addition, at October 6, 2020, cash of $1,524,449 was held outside of the Trust Account (as defined below) and is available for the payment of offering costs and for working capital purposes.

Following the closing of the Initial Public Offering on October 6, 2020, and the partial exercise of the over-allotment option on October 16, 2020, an amount of $508,550,000 from the proceeds of the sale of the Units in the Initial Public Offering and exercise of the over-allotment option, net of underwriting fees, and the sale of the Private Placement Warrants, net of the amount reserved for payment of offering costs and working capital purposes, was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the stock exchange that the Company will list its securities on will require that the Company’s initial Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide the holders of its issued and outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), calculated as of two business days prior to the completion of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

VG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 4) and Public Shares held by it in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed to waive: (i) its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

The Company will have until October 6, 2022 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest income to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s the independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

VG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 5, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on October 6, 2020, October 13, 2020 and October 22, 2020. The interim results for the three months ended September 30, 2020 and for the period from February 19, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

VG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the condensed balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $28,641,284 were charged to shareholder’s equity upon the completion of the Initial Public Offering on October 6, 2020. As of September 30, 2020, the Company incurred $560,014 of deferred offering costs.

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company is subject to income tax examinations since inception.

Net Loss Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the periods, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,086,250 Class B ordinary shares that remain subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option (see Notes 5). At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 50,855,000 Units, inclusive of 2,855,000 Units sold to the underwriters on October 16, 2020 upon the underwriters’ election to partially exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

VG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 4 — Related Party Transactions

Founder Shares

In February 2020, the Company issued 11,500,000 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000. On September 30, 2020, the Sponsor transferred 30,000 Founder Shares to each of its three independent directors. On October 1, 2020, the Company effected a 6-for-5 share split with respect to the Class B ordinary shares, resulting in an aggregate of 13,800,000 Class B ordinary shares issued and outstanding (the “Founder Shares”). The Founder Shares include an aggregate of 1,086,250 shares that remain subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option on October 16, 2020, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option on October 16, 2020, a total of 713,750 Founder Shares are no longer subject to forfeiture.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any Founder Shares until the earlier to occur of (i) one year after the completion of a Business Combination or (ii) the date following the completion of a Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, the Founder Shares will be released from the lockup.

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 7,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $11,600,000. On October 16, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 380,666 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $571,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

Promissory Note—Related Party

On February 28, 2020, the Company issued a Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of September 30, 2020, there was $183,794 outstanding under the Promissory Note, which was due on demand at that time but which was subsequently repaid in full in connection with closing of the Initial Public Offering.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on October 1, 2020, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

VG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 5 — Commitments and Contingencies

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on October 1, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 7,200,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On October 16, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 2,855,000 Units at $10.00 per Unit, leaving 4,345,000 Units available for a purchase price of $10.00 per Unit.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $17,799,250 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Shareholder’s Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2020, there were 13,800,000 Class B ordinary shares issued and outstanding, of which an aggregate of 1,086,250 shares that remain subject to forfeiture as a result of the underwriter’s election to partially exercise its over-allotment option, so that the number of Class B ordinary shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering.

Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders, except as required by law; provided that only holders of Class B ordinary shares have the right to vote on the appointment of directors prior to the Company’s initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the completion of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in a Business Combination and any private placement warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

VG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of the Company’s Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied the excess of the “fair market value” less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption;

●	to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30 trading day period ending three business days before sending the notice of redemption to warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like).

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. However, the Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00—Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined, based on the redemption date and the “fair market value” of the Class A ordinary shares;

●	if, and only if, the Reference Value (as defined in the above under “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and

VG ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

●	if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) the private placement warrants must also be concurrently called for redemption on the same terms (except as described below with respect to a holder’s ability to cashless exercise its warrants) as the outstanding public warrants, as described above.

The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination, and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described above adjacent to “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (x) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (y) the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees and (z) the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will be entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as described in these unaudited condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to VG Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to VG Acquisition Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC on October 5, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on February 19, 2020 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $159, which consisted of formation and operating costs.

For the period from February 19, 2020 (inception) through September 30, 2020, we had a net loss of $10,349, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $24,682. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the Sponsor and loans from our Sponsor.

Subsequent to the end of the quarterly period covered by this Quarterly Report, on October 6, 2020, we consummated the Initial Public Offering of 48,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $480,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,733,333 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant generating gross proceeds of $11,600,000.

On October 16, 2020, in connection with the underwriters’ election to partially exercise of their over-allotment option, we consummated the sale of an additional 2,855,000 Units and the sale of an additional 380,666 Private Placement Warrants, generating total gross proceeds of $29,121,000.

Following the Initial Public Offering, the sale of the Private Placement Warrants, and the underwriters election to partially exercise their over-allotment option on October 16, 2020, a total of $508,550,000 was placed in the Trust Account, and we had $1,524,449 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $28,641,284 in transaction costs, including $10,171,000 of underwriting fees, $17,799,250 of deferred underwriting fees and $671,034 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative support services, provided to the Company. We began incurring these fees on October 1, 2020 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $17,999,250 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on October 5, 2020. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 6, 2020, we consummated our Initial Public Offering of 508,550,000 Units, inclusive of 2,855,000 Units sold to the underwriters on October 16, 2020 upon the underwriters’ election to partially exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $508,550,000. Credit Suisse Securities (USA) LLC acted as the Sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-248844 and 333-249247). The registration statements became effective on October 1, 2020.

Simultaneously with the consummation of the Initial Public Offering, and the exercise of the over-allotment option in part and the sale of the Private Placement Warrants, we consummated a private placement of 8,113,999 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $12,171,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering including the partial exercise of the option to purchase additional Units, and the sale of the Private Placement Warrants, $508,550,000 was placed in the Trust Account.

We paid a total of $10,171,000 in underwriting discounts and commissions and $671,034 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $17,799,250 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated October 1, 2020, between the Company and Credit Suisse Securities (USA) LLC, as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated October 1, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	A Letter Agreement, dated October 1, 2020, among the Company and its officers and directors and VG Acquisition Sponsor LLC. (1)
10.2	Investment Management Trust Agreement, dated October 1, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated October 1, 2020, between the Company and certain security holders. (1)
10.4	Administrative Services Agreement, dated October 1, 2020, between the Company and VG Acquisition Sponsor LLC. (1)
10.5	Private Placement Warrants Purchase Agreement, dated October 1, 2020, between the Company and the Sponsor. (1)
10.6	Indemnity Agreement, dated October 1, 2020, between the Company and Josh Bayliss (1)
10.7	Indemnity Agreement, dated October 1, 2020, between the Company and Evan Lovell (1)
10.8	Indemnity Agreement, dated October 1, 2020, between the Company and Teresa Briggs (1)
10.9	Indemnity Agreement, dated October 1, 2020, between the Company and James B. Lockhart III (1)
10.10	Indemnity Agreement, dated October 1, 2020, between the Company and Douglas R. Brown (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 6, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VG ACQUISITION CORP.

Date: November 16, 2020		/s/ Josh Bayliss
	Name:	Josh Bayliss
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020		/s/ Evan Lovell
	Name:	Evan Lovell
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)