Form 10-K
period 2020-12-31
VG Acquisition Corp.
filed 2021-03-24
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-39587

VG ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

65 Bleecker Street, 6th Floor New York, NY	10012
(Address of Principal Executive Offices)	Zip Code

Registrant’s telephone number, including area code: +1 212-905-4923

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A ordinary shares, par value $0.0001 per share	VGAC	The New York Stock Exchange
Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	VGAC.WS	The New York Stock Exchange
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	VGAC.U	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

As of June 30, 2020 (the last business day of the registrant’s second fiscal quarter), the registrant was not a public company and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 22, 2021, 50,855,000 Class A ordinary shares, par value $0.0001 per share, and 12,713,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None

VG ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

“we,” “us,” “our,” “company,” “our company” or “VGAC” are to VG Acquisition Corp., a Cayman Islands exempted company;

“amended and restated memorandum and articles of association” are to our Amended and Restated Memorandum and Articles of Association;

“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

“Companies Act” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

“directors” are to our current directors

“founders shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

“initial shareholders” are to our sponsor and other holders of our founders shares prior to our initial public offering;

“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on October 1, 2020;

“management” or our “management team” are to our officers and directors;

“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

“sponsor” or “Sponsor” are to VG Acquisition Sponsor LLC, a Cayman Islands limited liability company;

“VGAC II” are to Virgin Group Acquisition Corp. II, the Virgin Group’s second SPAC;

“VGAC III” are to Virgin Group Acquisition Corp. III, the Virgin Group’s third SPAC;

“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants;

“23andMe” are to 23andMe,Inc., a Delaware corporation; and

“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this Annual Report may constitute “forward-looking statements” for purposes of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding us or our management team’s expectations, hopes, beliefs, intentions, or strategies regarding the future, including, without limitation, those relating to the Merger (as defined below). In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would,” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example and without limitation, statements about: (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; (2) the outcome of any legal proceedings that may be instituted against VGAC, 23andMe, the combined company or others following the announcement of the Business Combination; (3) the inability to complete the Business Combination due to the failure to obtain approval of the shareholders of VGAC or to satisfy other conditions to closing, including the satisfaction of the minimum trust account amount following any redemptions; (4) changes to the proposed structure of the Business Combination that may be required or appropriate as a result of applicable laws or regulations or as a condition to obtaining regulatory approval of the Business Combination; (5) the ability to meet stock exchange listing standards at or following the consummation of the Business Combination; (6) the risk that the Business Combination disrupts current plans and operations of 23andMe as a result of the announcement and consummation of the Business Combination; (7) the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees; (8) costs related to the Business Combination; (9) changes in applicable laws or regulations; (10) the possibility that 23andMe or the combined company may be adversely affected by other economic, business, and/or competitive factors; (11) the limited operating history of 23andMe; (12) the 23andMe business is subject to significant governmental regulation; (13) the 23andMe business may not successfully expand into other markets; and (14) other risks and uncertainties set forth in the sections entitled “Risk Factors” herein and which will be set forth in a Registration Statement on Form S-4 to be filed by VGAC with the SEC in connection with the Business Combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the control of the Company), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described herein under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

Our sponsor is an affiliate of the Virgin Group. Virgin Group is a leading international investment group and one of the world’s most recognized and respected brands. Created in 1970 with the birth of Virgin Records, the Virgin Group has gone on to invest in, incubate and grow a number of successful businesses in the private and public markets. Each Virgin branded company brings a fresh, innovative and distinctive consumer proposition, shaking up the status quo to create businesses that lift experiences out of the ordinary. This focus on the consumer, since it is not tied to a specific product or industry, has given the brand the ability to expand into new sectors and new geographies. Virgin has expanded into many sectors since its inception, driven by Sir Richard’s ambition to create the world’s most irresistible brand. These sectors include travel & leisure, financial services, health & wellness, technology & internet-enabled, music & entertainment, media & mobile, space, and renewable energy. The Virgin Group has built significant expertise across these sectors, which it has also successfully applied to investments in non-Virgin branded businesses in which it has seen the opportunity to generate attractive financial returns.

Company History

In February 2020, our sponsor purchased an aggregate of 13,800,000 Class B ordinary shares (our “founder shares”) (after giving effect to a 6-for-5 stock split, effected October 1, 2020) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Our Class B ordinary shares will automatically convert into Class A ordinary shares, on a one-for-one basis, upon the completion of a business combination. The number of founder shares issued was determined based on the expectation that the founder shares would represent 20% of the issued and outstanding ordinary shares upon completion of the initial public offering.

On October 6, 2020, we completed our initial public offering of 48,000,000 units at a price of $10.00 per unit (the “units”), generating gross proceeds of $480,000,000. Each unit consists of one of the Company’s shares of Class A ordinary shares, par value $0.0001 per share, and one-third of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

Substantially concurrently with the completion of the initial public offering, our sponsor purchased an aggregate of 7,733,333 warrants (the “private placement warrants”) at a price of $1.50 per warrant, or $11,600,000 in the aggregate. A total of $480,000,000, comprised of $470,400,000 of the proceeds from the initial public offering, including $16,800,000 of the underwriters’ deferred discount, and $9,600,000 of the proceeds of the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

On November 20, 2020, we announced that, commencing November 23, 2020, holders of the 50,855,000 units sold in the initial public offering may elect to separately trade the Class A ordinary shares and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (“NYSE”) under the symbol “VGAC.U” and the Class A ordinary shares and warrants that were separated trade under the symbols “VGAC” and “VGAC.WS,” respectively.

In January 2021, our management team incorporated VGAC II, a special purpose acquisition company incorporated for the purpose of effecting a business combination. In February 2021, our management team incorporated VGAC III, a special purpose acquisition company incorporated for the purpose of effecting a business combination. VGAC II and VGAC III have neither announced nor completed its initial business combination.

Business Combination

Merger Agreement

On February 4, 2021, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among us, Chrome Merger Sub, Inc., a Delaware corporation (“VGAC Merger Sub”), and 23andMe. The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of VGAC and 23andMe.

23andMe is a provider of direct-to-consumer genetic testing services that offer consumers personalized ancestry, health and wellness information based on their individual DNA, empowering them to live healthier lives. 23andMe also utilizes its genotypic and phenotypic information for the discovery and development of novel therapies.

The Business Combination

The Merger Agreement provides for, among other things, the following transactions on the closing date: (i) VGAC will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) VGAC’s name will be changed to “23andMe Holding Co.,” (B) each then-issued and outstanding Class A ordinary share of VGAC will convert automatically into one share of Class A common stock of VGAC (the “New 23andMe Class A Common Stock”), (C) each then-issued and outstanding Class B ordinary share of VGAC will convert automatically into one share of New 23andMe Class A Common Stock, and (D) each then-issued and outstanding common warrant of VGAC will convert automatically into one warrant to purchase one share of New 23andMe Class A Common Stock; and (ii) following the Domestication, VGAC Merger Sub will merge with and into 23andMe, with 23andMe as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of VGAC (the “Merger”).

The Domestication, the Merger and the other transactions contemplated by the Merger Agreement are hereinafter referred to as the “Business Combination.”

In connection with the Business Combination, VGAC will adopt a dual class stock structure pursuant to which (i) all stockholders of VGAC, other than the existing holders of 23andMe Class B common stock and 23andMe preferred stock, will hold shares of New 23andMe Class A Common Stock, which will have one vote per share, and (ii) the existing holders of 23andMe Class B common stock and 23andMe preferred stock will hold shares of Class B common stock of VGAC (the “New 23andMe Class B Common Stock”), which will have 10 votes per share. The New 23andMe Class B Common Stock will be subject to conversion to New 23andMe Class A Common Stock upon any transfers of New 23andMe Class B Common Stock (except for certain permitted transfers).

The Business Combination is expected to close in mid-2021, following the receipt of the required approval by VGAC’s shareholders and the fulfillment of other customary closing conditions.

Merger Consideration

In accordance with the terms and subject to the conditions of the Merger Agreement, based on an implied equity value of $3.6 billion, (i) each share of 23andMe Class A common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New 23andMe Class A Common Stock, as determined in the Merger Agreement (the “Share Conversion Ratio”), (ii) each share of 23andMe Class B common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New 23andMe Class B Common Stock, as determined pursuant to the Share Conversion Ratio, (iii) each share of 23andMe preferred stock will be converted into shares of 23andMe Class B common stock immediately prior to the consummation of the Merger and such shares of 23andMe Class B common stock will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New 23andMe Class B Common Stock, as determined in the Merger Agreement, (iv) vested options of 23andMe will convert into a number of shares of 23andMe Class A common stock determined in accordance with the Share Conversion Ratio, net of shares withheld to pay the applicable exercise price and tax withholding, or in certain limited cases, be assumed by VGAC and converted into comparable options that are exercisable for shares of New 23andMe Class A Common Stock, with a value determined in accordance with the Share Conversion Ratio, and (v) unvested options of 23andMe will be assumed by VGAC and converted into comparable options that are exercisable for shares of New 23andMe Class A Common Stock, with a value determined in accordance with the Share Conversion Ratio.

Representations and Warranties; Covenants

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. VGAC and 23andMe have also agreed to take all necessary action such that, effective immediately after the closing of the Business Combination, the VGAC board of directors shall consist of nine directors, of whom one individual shall be designated by VGAC, with the remaining eight individuals designated by 23andMe. In addition, VGAC has agreed to adopt an equity incentive plan in an amount not to exceed 17% of VGAC’s equity interests on a fully-diluted basis with an annual evergreen provision in an amount not to exceed 3% on a fully-diluted basis.

Conditions to Each Party’s Obligations

The obligations of VGAC and 23andMe to consummate the Business Combination are subject to certain closing conditions, including, but not limited to, (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the approval of VGAC’s and 23andMe’s shareholders, (iii) the approval for listing of New 23andMe Class A Common Stock to be issued in connection with the Business Combination on the NYSE, and (iv) VGAC having at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) remaining after the closing of the Business Combination.

In addition, the obligation of 23andMe to consummate the Business Combination is subject to the fulfilment of other closing conditions, including, but not limited to, the aggregate cash proceeds from VGAC’s trust account, together with the proceeds from the PIPE Financing (as defined below), equaling no less than $500,000,000 (after deducting any amounts paid to VGAC shareholders that exercise their redemption rights in connection with the Business Combination).

Termination

The Merger Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Business Combination, including, but not limited to, (i) by mutual written consent of VGAC and 23andMe, (ii) by either party if the consummation of the Business Combination is permanently enjoined, prohibited, deemed illegal or prevented by the terms of final, non-appealable Governmental Order (as defined in the Merger Agreement), (iii) by VGAC if there is any breach of any representation, warrant, covenant or agreement on the part of 23andMe set forth in the Merger Agreement such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (iv) by 23andMe if there is any breach of any representation, warrant, covenant or agreement on the part of VGAC or VGAC Merger Sub set forth in the Merger Agreement such that certain conditions to closing cannot be satisfied and the breach or breaches of such representations or warranties or the failure to perform such covenant or agreement, as applicable, are not cured or cannot be cured within certain specified time periods, (v) subject to certain limited exceptions, by either VGAC or 23andMe if the Business Combination is not consummated by September 30, 2021, and (vi) by either VGAC or 23andMe if certain required approvals are not obtained by VGAC shareholders after the conclusion of a meeting of VGAC’s shareholders held for such purpose at which such shareholders voted on such approvals (subject to any permitted adjournment or postponement of such meeting).

If the Merger Agreement is validly terminated, none of the parties to the Merger Agreement will have any liability or any further obligation under the Merger Agreement other than customary confidentiality obligations, other than liability of any of the parties for (i) intentional and willful breach of the Merger Agreement or (ii) fraud.

The foregoing description of the Merger Agreement is subject to and qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is included as Exhibit 10.6 hereto, and the terms of which are incorporated by reference. The Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of the Merger Agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Merger Agreement. The Merger Agreement will be filed to provide investors with information regarding its terms. It is not intended to provide any other factual information about the parties to the Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Merger Agreement, which were made only for purposes of the Merger Agreement and as of specific dates, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors, security holders and reports and documents filed with the SEC. Investors and security holders are not third-party beneficiaries under Merger Agreement and should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in VGAC’s public disclosures.

Sponsor Agreement

Concurrently with the execution of the Merger Agreement, VGAC, our sponsor, 23andMe and certain other persons party thereto entered into a sponsor agreement (the “Sponsor Agreement”), pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby (including the Merger) and (ii) waive any adjustment to the conversion ratio set forth in VGAC’s amended and restated memorandum and articles of association with respect to the Class B ordinary shares of VGAC held by the Sponsor, in each case, on the terms and subject to the conditions set forth in the Sponsor Agreement.

In addition, the Sponsor has agreed that 30% of the shares of common stock of VGAC held by the Sponsor as of the date of the Sponsor Agreement (the “Earn-Out Shares”) will be subject to a lockup of seven years. The lockup has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the New 23andMe Class A Common Stock equaling or exceeding $12.50 per share for any 20 trading days within any 30- trading day period and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the New 23andMe Class A Common Stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading day period.

The foregoing description of the Sponsor Agreement is subject to and qualified in its entirety by reference to the full text of the form of Sponsor Agreement, a copy of which is included as Exhibit 10.9 hereto, and the terms of which are incorporated by reference.

PIPE Financing (Private Placement)

In connection with the signing of the Merger Agreement, VGAC entered into subscription agreements (the “Subscription Agreements”) with certain investors (the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and VGAC agreed to issue and sell to such investors, on the closing date, an aggregate of 25,000,000 shares of New 23andMe Class A Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $250,000,000 (the “PIPE Financing”). One of the PIPE Investors is an affiliate of the Sponsor that has agreed to subscribe for 2,500,000 shares of New Class A Common Stock and one of the PIPE Investors is an affiliate of 23andMe that has agreed to subscribe for 2,500,000 shares of New Class A Common Stock.

The foregoing description of the Subscription Agreements is subject to and qualified in its entirety by reference to the full text of the form of Subscription Agreement, a copy of which is included as Exhibit 10.7 hereto, and the terms of which are incorporated by reference.

Voting and Support Agreements

Concurrently with the execution of the Merger Agreement, certain stockholders of 23andMe and VGAC (collectively, the “Voting Stockholders”) entered into support agreements (collectively, the “Support Agreements”) with VGAC and 23andMe, pursuant to which the Voting Stockholders have agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) be bound by certain other covenants and agreements related to the Business Combination. The Voting Stockholders hold sufficient shares of 23andMe to cause the approval of the Business Combination on behalf of 23andMe.

The foregoing description of the Support Agreements is subject to and qualified in its entirety by reference to the full text of the form of Support Agreement, a copy of which is included as Exhibit 10.8 hereto, and the terms of which are incorporated by reference.

Initial Business Combination

The rules of the NYSE require and our amended and restated memorandum and articles of association provide that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of any deferred underwriting commission held in trust) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination upon standards generally accepted by the financial community. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We may structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

Corporate Information

Our executive offices are located at 65 Bleecker Street, 6th Floor, New York, NY 10012, and our telephone number is (212) 497-9050.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman

Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior June 30.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering until the closing of the Business Combination. We intend to effectuate our initial business combination using the cash held in the Trust Account, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

While we may pursue an initial business combination target in any industry, we intend to focus our search on companies in the travel & leisure, financial services, health & wellness, music & entertainment, media & mobile and renewable energy/resource efficiency sectors. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). In addition, commencing on October 2, 2020, we have paid our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with NYSE’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on the NYSE. Such provisions may be amended if approved by holders of 65% of our ordinary shares entitled to vote thereon, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until October 6, 2022.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until October 6, 2022 to complete our initial business combination. If we have not completed our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the alloted time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by October 6, 2022. However, if our sponsor or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 6, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The funds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than WithumSmith+Brown, PC, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the funds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the funds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by October 6, 2022, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 6, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then- current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Facilities

We currently utilize office space at 65 Bleecker Street, 6th Floor, New York, NY 10012 and at 179 Harrow Road, London, W2 6NB, U.K. from our sponsor and the members of our management team as our executive offices. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers: Josh Bayliss and Evan Lovell. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. See also the Risk Factors that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with 23andMe.

Risks Related to the Merger Agreement

We may not be able to effect the Business Combination pursuant to the Merger Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.

In connection with the Merger Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of equity and debt financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transactions contemplated by the Merger Agreement fail to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the Trust Account.

If the anticipated Business Combination with 23andMe fails, it may be difficult to research a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by October 6, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with 23andMe took a substantial amount of time, and if the Business Combination with 23andMe fails, we may not be able to find a suitable target business and complete our Initial Business Combination within 24 months after the closing of our Initial Public Offering. Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our Initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands and all of our activities to date have been related to our formation, our initial public offering and our search for a business combination target. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates did not exceed $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by October 6, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by October 6, 2022. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any partner business with which we ultimately complete a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 pandemic has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate a business combination could be materially and adversely affected.

Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to complete a business combination, or the operations of a partner business with which we ultimately complete a business combination, may be materially adversely affected. In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may not be able to complete our initial business combination by October 6, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by October 6, 2022. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the

COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The COVID-19 pandemic has significantly impacted the global markets and the sectors in which Virgin has historically operated.

While we intend to search for acquisition targets that operate in consumer-facing industries, with a focus on businesses that provide consumer experiences in the sectors in which Virgin has historically operated, the global spread of COVID-19 has disrupted business operations in these sectors. Specifically, the continued spread of COVID-19 and precautionary actions taken related to COVID-19 have adversely impacted the ability and desire for consumers to travel, stay in hotels, visit gyms and dine out at restaurants.

The pandemic has also resulted in, and may continue to result in, significant disruption and volatility of global financial markets. Given the rapid and evolving nature of the impact of the virus, responsive measures taken by governmental authorities and the uncertainty about its impact on society and the global economy, we cannot predict the extent to which the sectors in which Virgin has the most experience will be affected by the pandemic, particularly if these impacts persist or worsen over an extended period of time. To the extent COVID-19 adversely affects the global financial markets, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 149,145,000 and 7,286,250 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are currently no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In February 2020, our sponsor purchased 13,800,000 founder shares (after giving effect to a 6-for-5 stock split, effected October 1, 2020) for an aggregate purchase price of $25,000, or $0.002 per share. On November 16, 2020, in connection with the expiration of the underwriter’s over-allotment option, our sponsor surrendered 1,086,250 founder shares. As such, our initial shareholders collectively own 20% of our issued and outstanding shares as of our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 8,113,999 private placement warrants, each exercisable to purchase one Class A ordinary share, for a purchase price of $12,170,999 in the aggregate, or $1.50 per warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The founder shares and private placement warrants will be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as October 6, 2022 nears, which is the deadline for our completion of an initial business combination.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the initial public offering and the sale of the private placement warrants provided us with $508,550,000 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 65% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by October 6, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through our initial public offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares who attend and vote at a general meeting of the company for that purpose. Our initial shareholders, who collectively beneficially own 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 6, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third- party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares until April 4, 2021 will require the prior written consent of the underwriter). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 16,951,666 Class A ordinary shares, at a price of $11.50 per whole warrant as part of the units offered in our initial public offering and, in connection with our initial public offering, we issued in a private placement an aggregate of 8,113,999 private placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share. In addition, if the sponsor makes any working capital loans, it may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant.

To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Affiliates of the Virgin Group have similar or overlapping investment objectives and guidelines, and we may not be presented investment opportunities that may otherwise be suitable for us.

Affiliates of the Virgin Group currently invest and plan to continue to invest in, incubate, and grow successful businesses in sectors across travel & leisure, financial services, health & wellness, music & entertainment, media & mobile, space, and renewable energy. There may be overlap of investment opportunities with affiliates of the Virgin Group that are actively investing and similar overlap with future Virgin Group affiliates. This overlap could create conflicts of interest. In particular, investment opportunities that may otherwise be suitable for us may not be presented to us by our sponsor. This overlap could also create conflicts in determining to which entity a particular investment opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

Past performance by our management team, Virgin Group and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team, Virgin Group and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, Virgin Group and their affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, Virgin Group and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, Virgin Group or their affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to our Securities

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this Annual Report entitled “Business—Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by October 6, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination by October 6, 2022, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the funds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on NYSE. Although we expect to meet on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our initial public offering, we must maintain a minimum amount in Shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our Shareholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on the NYSE, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You are not entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that had not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 as of the successful completion of our initial public offering and the sale of the private placement warrants and we filed a Current Report on Form 8-K, including an audited balance sheet of the Company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least until October 6, 2022, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering, only $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that, upon closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least until October 6, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders or warrant holders who choose to remain shareholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriter of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement which is filed as Exhibit 10.1 to this Annual Report, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than WithumSmith+Brown, PC, our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the funds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income earned thereon (less taxes payable and up to $100,000 of interest income to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If, after we distribute the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the funds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the funds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are unable to consummate our initial business combination by October 6, 2022, our public shareholders may be forced to wait beyond such date before redemption from our trust account.

If we are unable to consummate our initial business combination by October 6, 2022, the funds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest income to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond October 6, 2022 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the funds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis, in which case the number of Class A ordinary shares that the holders of warrants will receive upon cashless exercise will be based on a formula subject to a maximum number of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A ordinary shares issuable upon exercise of these warrants will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis under certain circumstances. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the Class A ordinary shares have a fair market value of $17.50 per share when there is no effective registration statement, then upon the cashless exercise, the holder will receive 300 Class A ordinary shares. The holder would have received 875 Class A ordinary shares if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement that was entered into concurrently with the consummation of our initial public offering, our initial shareholders and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such units, shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse United States federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our

“staggered” board of directors, only a minority of the board of directors will be considered for appointment and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the volume-weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we complete our initial business combination of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the last reported sales price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of our Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 of our Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-third of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors, including the Virgin Group, for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. For example, the continued COVID-19 pandemic might distract our management team related to their ongoing obligations. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Management— Officers and Directors.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business—Effecting our initial business combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Certain members of our management team may be involved in and have a greater financial interest in the performance of other Virgin Group entities, and such activities may create conflicts of interest in making decisions on our behalf.

Certain members of our management team may be subject to a variety of conflicts of interest relating to their responsibilities to Virgin Group and its other affiliates. Such individuals may serve as members of management or a board of directors (or in similar such capacity) to various other Virgin Group entities. Such positions may create a conflict between the advice and investment opportunities provided to such entities and the responsibilities owed to us. The other entities in which such individuals may become involved may have investment objectives that overlap with ours. Furthermore, certain of our principals and employees may have a greater financial interest in the performance of such other Virgin Group entities than our performance. Such involvement may create conflicts of interest in sourcing investment opportunities on our behalf and on behalf of such other entities.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our sponsor, officers and directors are, and/or may in the future become affiliated with other blank check companies or other entities that may have acquisition objectives that are similar to ours. For example, Mr. Bayliss is the Chief Executive Officer and a member of the Board of Directors of VGAC II and VGAC III and Mr. Lovell is the Chief Financial Officer and a member of the Board of Directors of VGAC II and VGAC III.

VGAC II and VGAC III is each a blank check company incorporated for the purpose of effecting its own business combination, and Mr. Bayliss and Mr. Lovell owe fiduciary duties under Cayman Islands law to VGAC II and VGAC III. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association will provide that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management—Officers, Directors and Director Nominees,” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Property

We currently maintain our executive offices a t 65 Bleecker Street, 6th Floor, New York, NY 10012. The cost for the space is included in the up to $10,000 monthly fee that we pay our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the NYSE under the symbols “VGAC.U,” “VGAC” and “VGAC WS,” respectively. Our units commenced public trading on October 2, 2020. Our Class A ordinary shares and warrants began separate trading on November 23, 2020.

(b) Holders

On March 22, 2021, there were 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 4 holders of our Class B ordinary shares and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

In February 2020, we issued an aggregate of 13,800,000 Class B ordinary shares to our sponsor (the “founder shares”) (after giving effect to a 6-for-5 stock split, effected October 1, 2020) for an aggregate purchase price of $25,000. On September 30, 2020, our sponsor transferred 90,000 founder shares to our independent directors. On November 16, 2020, in connection with the expiration of the underwriter’s over-allotment option, our sponsor surrendered 1,086,250 founder shares. As a result, our sponsor now owns 12,623,750 founder shares.

The founder shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to certain adjustments. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which founder shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), excluding the representative shares and any Class A ordinary shares or equity-linked securities issued, or to be issued, to any seller in our initial business combination and any private placement warrants issued to our sponsor, an affiliate of our sponsor or any of our officers or directors.

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with our sponsor, each of whom are subject to the same transfer restrictions) until the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Our sponsor purchased 7,733,333 private placement warrants at a price of $1.50 per warrant in a private placement that occurred concurrently with the closing of our initial public offering and generated gross proceeds of $11,600,000. On October 16, 2020, in connection with the underwriter’s partial exercise of their overallotment option, our sponsor purchased an additional 380,666 private placement warrants and generated gross proceeds of $571,000. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. The proceeds from the sale of the private placement warrants were added to the net proceeds from the initial public offering held in the trust account. If we do not complete a business combination by October 6, 2022, the private placement warrants will expire worthless. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by our sponsor or its permitted transferees. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the $520,721,000 in proceeds we received from our initial public offering and the sale of the private placement warrants, a total of $508,550,000, including $17,799,250 payable to the underwriter for deferred underwriting commissions, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333- 248844), dated October 1, 2020, which was declared effective by the SEC on October 1, 2020.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

On February 4, 2021, we entered into a Merger Agreement with by and among us, VGAC Merger Sub, and 23andMe. The Merger Agreement provides for, among other things, the following transactions on the closing date: (i) the Domestication and, in connection with the Domestication, (A) VGAC’s name will be changed to “23andMe Holding Co.,” (B) each then-issued and outstanding Class A ordinary share of VGAC will convert automatically into one share of New 23andMe Class A Common Stock, (C) each then-issued and outstanding Class B ordinary share of VGAC will convert automatically into one share of New 23andMe Class A Common Stock, and (D) each then-issued and outstanding common warrant of VGAC will convert automatically into one warrant to purchase one share of New 23andMe Class A Common Stock; and (ii) following the Domestication, VGAC Merger Sub will merge with and into 23andMe, with 23andMe as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of VGAC.

In connection with the Business Combination, VGAC will adopt a dual class stock structure pursuant to which (i) all stockholders of VGAC, other than the existing holders of 23andMe Class B common stock and 23andMe preferred stock, will hold shares of New 23andMe Class A Common Stock, which will have one vote per share, and (ii) the existing holders of 23andMe Class B common stock and 23andMe preferred stock will hold shares of Class B common stock of VGAC (the “New 23andMe Class B Common Stock”), which will have 10 votes per share. The New 23andMe Class B Common Stock will be subject to conversion to New 23andMe Class A Common Stock upon any transfers of New 23andMe Class B Common Stock (except for certain permitted transfers).

In accordance with the terms and subject to the conditions of the Merger Agreement, based on an implied equity value of $3.6 billion, (i) each share of 23andMe Class A common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New 23andMe Class A Common Stock, as determined in the Merger Agreement (the “Share Conversion Ratio”), (ii) each share of 23andMe Class B common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New 23andMe Class B Common Stock, as determined pursuant to the Share Conversion Ratio, (iii) each share of 23andMe preferred stock will be converted into shares of 23andMe Class B common stock immediately prior to the consummation of the Merger and such shares of 23andMe Class B common stock will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New 23andMe Class B Common Stock, as determined in the Merger Agreement, (iv) vested options of 23andMe will convert into a number of shares of 23andMe Class A common stock determined in accordance with the Share Conversion Ratio, net of shares withheld to pay the applicable exercise price and tax withholding, or in certain limited cases, be assumed by VGAC and converted into comparable options that are exercisable for shares of New 23andMe Class A Common Stock, with a value determined in accordance with the Share Conversion Ratio, and (v) unvested options of 23andMe will be assumed by VGAC and converted into comparable options that are exercisable for shares of New 23andMe Class A Common Stock, with a value determined in accordance with the Share Conversion Ratio.

The Merger Agreement contains representations, warranties and covenants of each of the parties thereto that are customary for transactions of this type. VGAC and 23andMe have also agreed to take all necessary action such that, effective immediately after the closing of the Business Combination, the VGAC board of directors (the “Board”) shall consist of nine directors, of whom one individual shall be designated by VGAC, with the remaining eight individuals designated by 23andMe. In addition, VGAC has agreed to adopt an equity incentive plan in an amount not to exceed 17% of VGAC’s equity interests on a fully-diluted basis with an annual evergreen provision in an amount not to exceed 3% on a fully-diluted basis

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the period from February 19, 2020 (inception) through December 31, 2020, we had a net loss of $53,732, which consisted of operating expenses of $149,081, offset by interest earned on marketable securities held in the Trust Account of $95,349.

Liquidity and Capital Resources

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

For the period from February 19, 2020 (inception) through December 31, 2020, net cash used in operating activities was $556,234. Net loss of $53,732 was impacted by interest earned on marketable securities of $95,349, formation and operating costs paid through promissory note of $10,031 and changes in operating assets and liabilities, which used $417,184 of cash from operating activities.

At December 31, 2020, we had cash and marketable securities held in the Trust Account of $508,645,349. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2020, we had cash of $787,701 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Name	Age	Position
Josh Bayliss	47	Chief Executive Officer and Director
Evan Lovell	50	Chief Financial Officer and Director
Teresa Briggs	60	Director
James B. Lockhart III	74	Director
Douglas R. Brown	66	Director

Our directors and executive officers are as follows:

Josh Bayliss has been a member of our Board of Directors and has served as our Chief Executive Officer since our inception in February 2020. Mr. Bayliss currently is a member of the board of directors and the Chief Executive Officer of VGAC II and VGAC III. Since 2011, Mr. Bayliss has served as the Chief Executive Officer of the Virgin Group and has been responsible for the Group’s strategic development, licensing of the brand globally, and management of direct investments on behalf of the Virgin Group in various branded and unbranded companies around the world. From 2005 to 2011, Mr. Bayliss served as General Counsel of the Virgin Group. Prior to joining Virgin, Mr. Bayliss was a senior associate at Slaughter and May, a leading international law firm. Mr. Bayliss has extensive experience as a director of a large number of companies across the Virgin Group globally, and currently serves as a director of Virgin Red (2018 – present), Virgin’s group-wide loyalty program that is currently in development. Mr. Bayliss holds a Bachelor of Laws and Bachelor of Arts from the University of Auckland, New Zealand. We believe Mr. Bayliss’s extensive leadership experience, broad network of senior business executives, and deep understanding of the Virgin brand make him a valuable addition to our management team and board of directors.

Evan Lovell has been a member of our Board of Directors and has served as our Chief Financial Officer since our inception in February 2020. Mr. Lovell currently is a member of the board of directors and the Chief Financial Officer of VGAC II and VGAC III. Since 2012, Mr. Lovell has served as the Chief Investment Officer of the Virgin Group, where he has been responsible for managing the Group’s portfolio and investments in North America. From 2008 to 2012, Mr. Lovell was the Founding Partner of Virgin Green Fund, a private equity fund investing in the renewable energy and resource efficiency sectors. From 1998 to 2008, Mr. Lovell served as an investment professional at TPG Capital, where he also served on the board of directors of a number of TPG portfolio companies. Mr. Lovell currently serves on the boards of several companies including Virgin Hotels (2012 – present), Virgin Voyages (2014 – present), BMR Energy (2016 – present), Virgin Galactic (2017 – present), and Virgin Orbit (2017 – present). Mr. Lovell previously served on the board of Virgin America (NASDAQ: VA) from 2013 until its acquisition by Alaska Air in 2016. Mr. Lovell holds a Bachelor’s Degree from the University of Vermont. We believe Mr. Lovell’s broad experience directing Virgin’s investments and management expertise from serving on boards of both public and private companies make him a valuable addition to our management team and board of directors.

Teresa Briggs has been a member of our Board of Directors since our initial public offering. Ms. Briggs served as Vice Chair & West Region and San Francisco Managing Partner of Deloitte LLP, a global professional services firm, from June 2011 to April 2019, and as Managing Partner, Silicon Valley from June 2006 to June 2011. Ms. Briggs currently serves on the board of directors of Snowflake, Inc. (NYSE: SNOW), ServiceNow, Inc. (NYSE: NOW), DocuSign, Inc. (NASDAQ: DOCU), and JAND, Inc. (dba Warby Parker), and previously served on the board of directors of Deloitte USA LLP from January 2016 to March 2019. Ms. Briggs also served as an adjunct member of Deloitte’s Center for Board Effectiveness. In 2019, she was a Distinguished Careers Fellow at Stanford University. Ms. Briggs holds a B.S. degree in Accounting from the University of Arizona, Eller College of Management. We believe that Ms. Briggs will be a valuable member of our board of directors because her extensive network across the technology sector will enhance our sourcing processes and her financial expertise will support our review of potential investment opportunities. Additionally, we believe that Ms. Briggs’s experience on the boards of a number of public and private companies makes her well qualified to serve as a member of our board of directors.

James B. Lockhart III has been a member of our Board of Directors since our initial public offering. Mr. Lockhart served as the Vice Chairman of WL Ross & Co. LLC, a New York City based private equity firm owned by Invesco, leading their financial services team from 2009 through 2018. Prior to joining WL Ross & Co., Mr. Lockhart served as the Director of the Federal Housing Finance Agency and Chairman of its Oversight Board, Director of its predecessor agency, the Office of Federal Housing Enterprise Oversight, and as a member of the Troubled Asset Relief Program’s Financial Stability Oversight Board. Prior to that, he served as the Principal Deputy Commissioner and Chief Operating Officer at the Social Security Administration. Mr. Lockhart previously served on the board of directors of several public companies, including Cascade Bancorp (NASDAQ: CACB), Sun Bancorp (NASDAQ: SNBC), and Virgin Money Holdings U.K. (LSE: VMUK). Mr. Lockhart served as a Lieutenant (j.g.) on a nuclear submarine in the U.S. Navy, and holds an MBA from Harvard University and a BA from Yale University. We believe that Mr. Lockhart will be a valuable member of our board of directors given his decades of experience in financial services will provide incremental access to a high quality network of investors and businesses, and his investing expertise will support our review of potential investment opportunities. Additionally, we believe that Mr. Lockhart’s experience on the boards and as a senior financial officer of a number of public and private companies makes him well qualified to serve as a member of our board of directors.

Douglas R. Brown has been a member of our Board of Directors since our initial public offering. Mr. Brown founded AquaVenture Holdings LLC (NYSE: WAAS), a multinational provider of Water as a Service® solutions, in December 2006 and served as Chairman from January 2007 until the company’s acquisition by Culligan in March 2020. Mr. Brown served as chief executive officer of AquaVenture Holdings LLC from January 2007 to October 2012 and from October 2014 to December 2018. Mr. Brown has also served as chief executive officer of Seven Seas Water Corporation from January 2007 to October 2012 and from October 2014 to December 2018. From 2003 to 2005 Mr. Brown served as the chief executive officer of Ionics, Incorporated (NYSE: ION), a water purification technology company that was sold to General Electric in 2005. Before joining Ionics, Mr. Brown spent 17 years at Advent International, a global private equity firm, the last 7 years of which he was chief executive officer. He also serves as an operating partner and senior advisor of Element Partners, a private equity firm. Mr. Brown received a B.S. in Chemical Engineering from Massachusetts Institute of Technology and an M.B.A. from Harvard Business School. We believe Mr. Brown will be a valuable member of our board of directors given his experience as a proven operator in the sustainability space. He will augment our review of opportunities in that sector, and his precedent tenure as a leader in private equity will supplement our access to a high quality set of investment opportunities across industries. Additionally, we believe Mr. Brown’s experience on the leadership teams and boards of public and private companies makes him well qualified to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of James B. Lockhart III, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Teresa Briggs and Douglas R. Brown, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Josh Bayliss and Evan Lovell, will expire at the third annual general meeting.

Only holders of Class B ordinary shares will have the right to appoint directors in any general meeting held prior to or in connection with the completion of our initial business combination. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to appoint directors may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Teresa Briggs, James B. Lockhart III and Douglas R. Brown are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Commencing October 2, 2020 through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee will be composed solely of independent directors. Subject to phase-in rules, the rules of NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee will be available on our website at https://vgacquisition.com/investor-relations/.

Audit Committee

Teresa Briggs, James B. Lockhart III and Douglas R. Brown serve as members and Ms. Briggs serves as chair of the audit committee. Ms. Briggs, Mr. Lockhart and Mr. Brown are independent of and unaffiliated with our sponsor and our underwriters. Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent.

Teresa Briggs, James B. Lockhart III and Douglas R. Brown are financially literate and our board of directors has determined that Ms. Briggs qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•

setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Teresa Briggs, James B. Lockhart III and Douglas R. Brown serve as the members and James B. Lockhart III serves as the chair of the compensation committee. Under the NYSE listing standards, all the directors on the compensation committee must be independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of up to $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance are Teresa Briggs, James B. Lockhart III and Douglas R. Brown. Douglas R. Brown serves as the chair of the nominating and corporate governance committee. Under the NYSE listing standards, all the directors on the nominating and corporate governance committee must be independent.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2020 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). Our Code of Ethics is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

Conflicts of Interest

All of our executive officers and certain of our directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then- current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the Virgin Group-related and other entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity/Organization	Entity’s Business	Affiliation
Josh Bayliss	Virgin Group Virgin Group Holdings Limited Corvina Holdings Limited Virgin Investments Limited Virgin Entertainment Holdings, Inc. Virgin Red Limited VGAC II VGAC III	Investment Firm Investment Firm Investment Firm Investment Firm Investment Firm Loyalty/Rewards Special Acquisition Company Special Acquisition Company	Chief Executive Officer Director Director Director Director Director Chief Executive Officer and Director Chief Executive Officer and Director

Evan Lovell	Virgin Group Virgin Galactic Holdings, Inc. VO Holdings, Inc. Virgin Hotels, LLC Virgin Cruises Limited Sport Group Limited BMR Energy Ltd. BMR Energy LLC VGAC II VGAC III	Investment Firm Space Space Hospitality Travel Health & Wellness Energy Energy Special Acquisition Company Special Acquisition Company	Chief Investment Officer Director Director Director Director Director Director Director Chief Financial Officer and Director Chief Financial Officer and Director

Teresa Briggs	ServiceNow, Inc. DocuSign, Inc. Snowflake, Inc. JAND, Inc. (d/b/a Warby Parker)	Technology Technology Technology Direct to Consumer/Retail	Director Director Director Director

James B. Lockhart	WLR Cardinal Mezzanine Fund Socrates Capital	Investment Firm Investment Firm	Investment Committee Member Board Member

There are also other potential conflicts of interest:

•

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

•

Our initial shareholders hold founder shares and private placement warrnats. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup.

•

The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we will also pay our sponsor or an affiliate thereof up to $10,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We have also entered into indemnity agreements with them.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.	Executive Compensation.

None of our officers or directors have received or, prior to our initial business combination, will receive any cash compensation for services rendered to us. We pay our sponsor up to $10,000 per month for office space, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the completion of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares available to us at March 22, 2021, with respect to our ordinary shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of March 22, 2021.

	Class A ordinary shares		Class B ordinary shares(2)
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Ordinary Shares
Marshall Wace LLP(3)	2,626,787	5.17%	—	—	4.13%
VG Acquisition Sponsor LLC(4)	—	—	12,623,750	99.29%	19.86%
Josh Bayliss	—	—	—	—	—
Evan Lovell	—	—	—	—	—
Teresa Briggs	—	—	30,000	*	—
James B. Lockhart III	—	—	30,000	*	—
Douglas R. Brown	100,000	*	30,000	*	—
All directors and officers as a group (five individuals)	100,000	*	90,000	*	—

*	Less than one 1%.
(1)	Unless otherwise noted, the business address of each of the following entities and individuals is 65 Bleecker Street, 6th Floor, New York, NY 10012.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares on the first business day following our initial business combination on a one-for-one basis.

(3)

The information in the table above is based solely on information contained in this shareholder’s Schedule 13G under the Exchange Act filed by such shareholder with the SEC. Includes (i) 2,241,970 Class A ordinary shares held by Marshall Wace Investment Strategies — Eureka Fund (the “Eureka Fund”), a segregated sub-trust of an umbrella unit trust established in Ireland and (ii) 384,817 Class A ordinary shares held by funds and accounts for which Marshall Wace LLP acts as investment manager. Marshall Wace LLP also acts as investment manager to the Eureka Fund. Marshall Wace LLP has delegated certain authority for US operations and trading to Marshall Wace North America L.P. The address of Eureka Fund is 32 Molesworth Street, Dublin 2, Ireland. The address of Marshall Wace LLP is George House, 131 Sloane Street, London, SW1X 9AT, UK.

(4)

VG Acquisition Sponsor LLC our sponsor, is the record holder of such shares. Corvina Holdings Limited, a British Virgin Islands exempted company, is the sole managing member and manager of our sponsor, and is wholly owned by Virgin Group Holdings Limited (Virgin Group Holdings). Virgin Group Holdings is owned by Sir Richard Branson, and he has the ability to appoint and remove the management of Virgin Group Holdings and, as such, may indirectly control the decisions of Virgin Group Holdings, regarding the voting and disposition of securities held by Virgin Group Holdings. Therefore, Sir Richard Branson may be deemed to have indirect beneficial ownership of the shares held by VG Acquisition Sponsor LLC. The address of Virgin Group Holdings Limited is Craigmuir Chambers, Road Town, Tortola, VG1110, British Virgin Islands and the address of Corvina Holdings Limited is Craigmuir Chambers, Road Town, Tortola, VG1110, British Virgin Islands.

Our initial shareholders beneficially own 20% of the issued and outstanding ordinary shares (excluding the representative shares). Prior to our initial business combination, only holders of our founders shares have the right to vote on the election of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

In connection with our initial public offering, our sponsor purchased an aggregate of 8,113,999 private placement warrants at a price of $1.50 per warrant. Each private placement warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. If we do not complete our initial business combination by October 6, 2022, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below. The private placement warrants will not be redeemable by us so long as they are held by our sponsor or its permitted transferees. If the private placement warrants are held by holders other than our sponsor or its permitted transferees, the private placement warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our initial public offering.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in the agreement entered into by our sponsor and management team. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (ii) in the case of the private placement warrants and any Class A ordinary shares issuable upon conversion or exercise thereof, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our sponsor or to any member of the sponsor or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the Cayman Islands or our sponsor’s limited liability company agreement upon dissolution of our sponsor, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of our initial public offering requiring us to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities.

In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (1) in the case of the founder shares, on the earlier of (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the last reported sale price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (2) in the case of the private placement warrants and the respective Class A ordinary shares underlying such warrants, 30 days after the completion of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities were authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In February 2020, our sponsor purchased 13,800,000 founder shares (after giving effect to a 6-for-5 stock split, effected October 1, 2020) for an aggregate purchase price of $25,000, or $0.002 per share. On November 16, 2020, in connection with the expiration of the underwriter’s over-allotment option, our sponsor surrendered 1,086,250 founder shares. As a result, our sponsor now owns 12,713,750 founder shares. Our initial shareholders collectively own 20% of our issued and outstanding shares as of our initial public offering.

In connection with our initial public offering, our sponsor purchased an aggregate of 8,113,999 private placement warrants at a price of $1.50 per warrant. Each private placement warrant may be exercised for one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance —Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity.

We entered into an Administrative Services Agreement pursuant to which we pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until October 6, 2020, our sponsor will be paid an aggregate of up to approximately $240,000 ($10,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor agreed to loan us up to $250,000 under an unsecured promissory note to be used for a portion of the expenses of our initial public offering. These loans were non-interest bearing and unsecured, and were repaid upon completion of the initial public offering out of the $1,000,000 of offering proceeds that had been allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account. The value of our sponsor’s interest in this loan transaction corresponded to the principal amount outstanding under any such loan.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any), which is described under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Registration Rights.”

Related Party Policy

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that Teresa Briggs, James B. Lockhart III and Douglas R. Brown are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from February 19, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $86,250 for the services Withum performed in connection with our Initial Public Offering, Form 10-Q for the respective period and the audit of our December 31, 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from February 19, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from February 19, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from February 19, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our independent public registered accounting firm, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020)

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, As Amended*

4.2	Warrant Agreement, dated October 1, 2020 between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020)

10.1	Letter Agreement, dated October 1, 2020, among the Company and its officers and directors and VG Acquisition Sponsor, LLC (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020)

10.2	Investment Management Trust Agreement, dated October 1, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020)

10.3	Registration Rights Agreement, dated October 1, 2020, between the Company and certain security holders (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020)

10.4	Administrative Services Agreement, dated October 1, 2020, between the Company and VG Acquisition Sponsor, LLC (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2020)

10.5	Private Placement Warrants Purchase Agreement, dated October 1, 2020, between the Company and VG Acquisition Sponsor LLC (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2020)

10.6	Merger Agreement, dated February 4, 2021, by and among the Company, Chrome Merger Sub, Inc. and 23andMe (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2021)

Exhibit No.	Description

10.7	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2021)

10.8	Form of Support Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2021)

10.9	Sponsor Agreement, dated February 4, 2021, by and among 23andMe, the Company, Credit Suisse Securities (USA) LLC as representative of the several Underwriters, VG Acquisition Sponsor LLC , the Insiders and the Holders (as each such term is defined therein) (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2021)

10.10	Promissory Note issued to Bleecker Street Acquisition Sponsor LLC (as predecessor of VG Acquisition Sponsor LLC) (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 (333-248844) filed with the SEC on September 16, 2020)

10.11	Form of Amended and Restated Registration Rights Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2021)

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2021.

VG Acquisition Corp.

By:	/s/ Josh Bayliss
Name: Josh Bayliss
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Josh Bayliss Josh Bayliss	Chief Executive Officer (Principal Executive Officer)	March 24, 2021

/s/ Evan Lovell Evan Lovell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2021

/s/ Teresa Briggs Teresa Briggs	Director	March 24, 2021

/s/ James B. Lockhart III James B. Lockhart III	Director	March 24, 2021

/s/ Douglas R. Brown Douglas R. Brown	Director	March 24, 2021

VG ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

VG Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VG Acquisition Corp. (the “Company”) as of December 31, 2020, the related statement of operations, changes in shareholders’ equity and cash flows for the period from February 19, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from February 19, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 24, 2021

VG ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current assets
Cash	$787,701
Prepaid expenses	448,935

Total Current Assets	1,236,636

Cash and marketable securities held in Trust Account	508,645,349

TOTAL ASSETS	$509,881,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accrued expenses	$31,751
Deferred underwriting fee payable	17,799,250

Total Liabilities	17,831,001

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 48,705,098 shares at $10.00 per share	487,050,980

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,149,902 shares issued and outstanding (excluding 48,705,098 shares subject to possible redemption)	215
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 12,713,750 shares issued and outstanding	1,271
Additional paid-in capital	5,052,250
Accumulated deficit	(53,732)

Total Shareholders’ Equity	5,000,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$509,881,985

The accompanying notes are an integral part of the financial statements.

VG ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 19, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$149,081

Loss from operations	(149,081)

Other income:
Interest earned on marketable securities held in Trust Account	95,349

Net Loss	$(53,732)

Weighted average shares outstanding of Class A redeemable ordinary shares	50,526,839

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	11,834,279

Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of the financial statements.

VG ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 19, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — February 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	13,800,000	1,380	23,620	—	25,000

Sale of 50,855,000 Units, net of underwriting discounts and offering costs	50,855,000	5,086	—	—	479,903,630	—	479,908,716

Sale of 8,114,000 Private Placement Warrants	—	—	—	—	12,171,000	—	12,171,000

Class A ordinary shares subject to possible redemption	(48,705,098)	(4,871)	—	—	(487,046,109)	—	(487,050,980)

Forfeiture of Founder Shares	—	—	(1,086,250)	(109)	109	—	—

Net loss	—	—	—	—	—	(53,732)	(53,732)

Balance — December 31, 2020	2,149,902	$215	12,713,750	$1,271	$5,052,250	$(53,732)	$5,000,004

The accompanying notes are an integral part of the financial statements.

VG ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 19, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(53,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation and operating costs through promissory note	10,031
Interest earned on marketable securities held in Trust Account	(95,349)
Changes in operating assets and liabilities:
Prepaid expenses	(448,935)
Accrued expenses	31,751

Net cash used in operating activities	(556,234)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(508,550,000)

Net cash used in investing activities	(508,550,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	498,379,000
Proceeds from sale of Private Placement Warrants	12,171,000
Repayment of promissory note – related party	(207,632)
Payments of offering costs	(473,433)

Net cash provided by financing activities	509,893,935

Net Change in Cash	787,701
Cash – Beginning	—

Cash – Ending	$787,701

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$487,094,360

Change in value of Class A ordinary shares subject to possible redemption	$(43,380)

Deferred underwriting fee payable	$17,799,250

Payment of offering costs through promissory note	$197,601

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Sponsor has agreed to waive: (i) its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of the Company’s Business Combination and (ii) their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete its Business Combination by October 6, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held invested in U.S. Treasury Bills.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $28,641,284 were charged to shareholder’s equity upon the completion of the Initial Public Offering on October 6, 2020.

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company is subject to income tax examinations since inception.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 25,065,666 shares of Class A ordinary shares in the aggregate.

The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from February 19, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$95,349

Net Earnings	$95,349
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	50,526,839
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(53,732)
Redeemable Net Earnings	(95,349)

Non-Redeemable Net Loss	$(149,081)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	11,834,279
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.01)

Note: As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the shareholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

In February 2020, the Company issued 11,500,000 Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000. On September 30, 2020, the Sponsor transferred 30,000 Founder Shares to each of its three independent directors. On October 1, 2020, the Company effected a 6-for-5 share split with respect to the Class B ordinary shares, resulting in an aggregate of 13,800,000 Class B ordinary shares issued and outstanding (the “Founder Shares”). The Founder Shares will equal 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering and exercise of the underwriter’s over-allotment option. On November 20, 2020, the underwriters’ election to exercise their full over-allotment option expired unexercised, resulting in the forfeiture of 1,086,250 shares. Accordingly, as of November 20, 2020, there were 12,713,750 Founder Shares issued and outstanding.

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

Promissory Note—Related Party

On February 28, 2020, the Company issued a Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering. As of October 6, 2020, there was $207,632 outstanding under the Promissory Note, which was subsequently repaid on November 30, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on October 1, 2020, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For period from February 19, 2020 (inception) through December 31, 2020, the Company incurred $30,000 in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $17,799,250 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020 there were 2,149,902 Class A ordinary shares issued and outstanding, excluding 48,705,098 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 12,713,750 Class B ordinary shares issued and outstanding.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption;

•	to each warrant holder; and

•

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

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined, based on the redemption date and the “fair market value” of the Class A ordinary shares;

•

if, and only if, the Reference Value (as defined in the above under “Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like); and

•

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

NOTE 7 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $4,492 in cash and $508,640,857 in U.S. Treasury securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2020	U.S. Treasury Securities (Mature on 3/11/2021)	1	$508,640,857	$7,922	$508,648,779

On March 11, 2021, the full balance of the maturing U.S. Treasury Securities was placed into a money market fund.

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Chrome Merger Sub, Inc., a Delaware corporation (“VGAC Merger Sub”), and 23andMe, Inc., a Delaware corporation (“23andMe”).

The Merger Agreement provides for, among other things, the following transactions on the closing date: (i) the Company will become a Delaware corporation (the “Domestication”) and, in connection with the Domestication, (A) the Company’s name will be changed to “23andMe Holding Co.,” (B) each then-issued and outstanding Class A ordinary share of the Company will convert automatically into one share of Class A common stock of the Company (the “New 23andMe Class A Common Stock”), (C) each then-issued and outstanding Class B ordinary share of the Company will convert automatically into one share of New 23andMe Class A Common Stock, and (D) each then-issued and outstanding common warrant of the Company will convert automatically into one warrant to purchase one share of New 23andMe Class A Common Stock; and (ii) following the Domestication, VGAC Merger Sub will merge with and into 23andMe, with 23andMe as the surviving company in the merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of the Company (the “Merger”).

In accordance with the terms and subject to the conditions of the Merger Agreement, based on an implied equity value of $3.6 billion, (i) each share of 23andMe Class A common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New 23andMe Class A Common Stock, as determined in the Merger Agreement (the “Share Conversion Ratio”), (ii) each share of 23andMe Class B common stock (other than dissenting shares) will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New 23andMe Class B Common Stock, as determined pursuant to the Share Conversion Ratio, (iii) each share of 23andMe preferred stock will be converted into shares of 23andMe Class B common stock immediately prior to the consummation of the Merger and such shares of 23andMe Class B common stock will be canceled and converted into the right to receive the applicable portion of the merger consideration comprised of New 23andMe Class B Common Stock, as determined in the Merger Agreement, (iv) vested options of 23andMe will convert into a number of shares of 23andMe Class A common stock determined in accordance with the Share Conversion Ratio, net of shares withheld to pay the applicable exercise price and tax withholding, or in certain limited cases, be assumed by VGAC and converted into comparable options that are exercisable for shares of New 23andMe Class A Common Stock, with a value determined in accordance with the Share Conversion Ratio, and (v) unvested options of 23andMe will be assumed by VGAC and converted into comparable options that are exercisable for shares of New 23andMe Class A Common Stock, with a value determined in accordance with the Share Conversion Ratio.

The Merger will be consummated subject to certain conditions as further described in the Merger Agreement.