Form 10-K/A
period 2020-12-31
VG Acquisition Corp.
filed 2021-05-04
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

ANNUAL REPORT ON FORM 10-K/A

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

EXPLANATORY NOTE

VG Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 24, 2021, or the Original Filing, to restate our financial statements for the period ended December 31, 2020. We are also restating the financial statement as of October 6, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in October 2020 as components of equity instead of as derivative liabilities relating to the SEC’s statement on April 12, 2021 (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying ordinary shares would be entitled to cash.

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

In connection with the restatement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

The Company has not amended its previously filed Current Reports on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Items Amended in this Amendment No. 1

This Amendment No. 1 presents the Original Filling, amended and restated with modifications as necessary to reflect the restatements.

The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies (“SPACs”). In light of the Statement and guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, the Company’s management evaluated the terms of the Warrant Agreement entered into in connection with the Company’s initial public offering and concluded that the Company’s public warrants and private placement warrants (together, the “Warrants”) include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. As a result, the Company has classified the Warrants as liabilities. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly fair valuation of our Warrants and that such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, on May 2, 2021, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period ended December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute arising due to restatement or material weakness of our internal controls over financial reporting. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from February 19, 2020 (inception) through December 31, 2020, we had a net loss of $48,603,225, which consisted of operating expenses of $971,032, a change in the fair value of the warrant liability of $47,727,542 offset by interest earned on marketable securities held in the Trust Account of $95,349.

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

For the period from February 19, 2020 (inception) through December 31, 2020, net cash used in operating activities was $556,234. Net loss of $48,603,225 was impacted by interest earned on marketable securities of $95,349, a non-cash charge for the change in the fair value of warrant liability of $47,727,542, allocation of initial public offering costs of $821,951, formation and operating costs paid through promissory note of $10,031 and changes in operating assets and liabilities, which used $417,184 of cash from operating activities.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The initial fair value of the Public Warrants and the Private Placement Warrants was estimated using a Monte Carlo simulation approach. As of December 31, 2020, the fair value of the Public Warrants was estimated using the Company’s publicly traded warrant price, and the fair value of the Private Placement Warrants was estimated using a Monte Carlo simulation approach.

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

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period presented.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the material weakness in our internal control over financial reporting that led to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On May 2, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from February 19, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2021.

VG Acquisition Corp.

By:	/s/ Josh Bayliss
Name: Josh Bayliss
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacity and on the dates indicated.

Name	Position	Date

/s/ Josh Bayliss Josh Bayliss	Chief Executive Officer (Principal Executive Officer)	May 4, 2021

/s/ Evan Lovell Evan Lovell	Chief Financial Officer (Principal Financial and Accounting Officer)	May 4, 2021

/s/ Teresa Briggs Teresa Briggs	Director	May 4, 2021

/s/ James B. Lockhart III James B. Lockhart III	Director	May 4, 2021

/s/ Douglas R. Brown Douglas R. Brown	Director	May 4, 2021

VG ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

VG Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from February 19, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from February 19, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

May 4, 2021

VG ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current assets
Cash	$787,701
Prepaid expenses	448,935

Total Current Assets	1,236,636

Cash and marketable securities held in Trust Account	508,645,349

TOTAL ASSETS	$509,881,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities - accrued expenses	$31,751
Warrant liability	70,284,660
Deferred underwriting fee payable	17,799,250

Total Liabilities	88,115,661

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 41,676,632 shares at $10.00 per share	416,766,320

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 9,178,368 shares issued and outstanding (excluding 41,676,632 shares subject to possible redemption)	918
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 12,713,750 shares issued and outstanding	1,271
Additional paid-in capital	53,601,040
Accumulated deficit	(48,603,225)

Total Shareholders’ Equity	5,000,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$509,881,985

The accompanying notes are an integral part of the financial statements.

VG ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 19, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$971,032

Loss from operations	(971,032)

Other income (expense):
Interest earned on marketable securities held in Trust Account	95,349
Change in fair value of warranty liability	(47,727,542)
Total other income (expense)	(47,632,193)

Net Loss	$(48,603,225)

Weighted average shares outstanding of Class A redeemable ordinary shares	50,526,839

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	12,032,668

Basic and diluted net loss per share, Class B	$(4.05)

The accompanying notes are an integral part of the financial statements.

VG ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 19, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — February 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	13,800,000	1,380	23,620	—	25,000

Sale of 50,855,000 Units, net of underwriting discounts, warrant liability and offering costs	50,855,000	5,086	—	—	466,311,294	—	466,316,380

Cash received in excess of fair value of private warrants	—	—	—	—	4,028,169	—	4,028,169

Class A ordinary shares subject to possible redemption	(41,676,632)	(4,168)	—	—	(416,762,152)	—	(416,766,320)

Forfeiture of Founder Shares	—	—	(1,086,250)	(109)	109	—	—

Net loss	—	—	—	—	—	(48,603,225)	(48,603,225)

Balance — December 31, 2020 (restated)	9,178,368	$918	12,713,750	$1,271	$53,601,040	$(48,603,225)	$5,000,004

The accompanying notes are an integral part of the financial statements.

VG ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 19, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Cash Flows from Operating Activities:
Net loss	$(48,603,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation and operating costs through promissory note	10,031
Interest earned on marketable securities held in Trust Account	(95,349)
Changes in fair value of warrant liability	47,727,542
Allocation of initial public offering transaction costs related to warrant liability	821,951
Changes in operating assets and liabilities:
Prepaid expenses	(448,935)
Accrued expenses	31,751

Net cash used in operating activities	(556,234)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(508,550,000)

Net cash used in investing activities	(508,550,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	498,379,000
Proceeds from sale of Private Placement Warrants	12,171,000
Repayment of promissory note – related party	(207,632)
Payments of offering costs	(473,433)

Net cash provided by financing activities	509,893,935

Net Change in Cash	787,701
Cash – Beginning	—

Cash – Ending	$787,701

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$464,537,242

Change in value of Class A ordinary shares subject to possible redemption	$(47,770,922)

Initial classification of warrant liability	$22,557,118

Deferred underwriting fee payable	$17,799,250

Payment of offering costs through promissory note	$197,601

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

The registration statement for the Company’s Initial Public Offering was declared effective on October 1, 2020. On October 6, 2020 the Company consummated the Initial Public Offering of 48,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), generating gross proceeds of $480,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,733,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to VG Acquisition Sponsor LLC (the “Sponsor”), generating gross proceeds of $11,600,000, which is described in Note 5.

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

Transaction costs amounted to $28,641,284, consisting of $10,171,000 of underwriting fees, $17,799,250 of deferred underwriting fees and $671,034 of other offering costs. Of the total transaction costs of the Initial Public Offering, $821,951 is included in transactions costs in the statement of operations and $27,819,333 is included in shareholders’ equity.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote any Founder Shares (as defined in Note 5) and Public Shares held by it in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per-share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of ordinary shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, in consultation with the Company’s audit committee, management concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 6, 2020 (audited)
Warrant Liability	$—	$21,365,881	$21,365,881
Total Liabilities	17,077,632	21,365,881	38,373,513
Ordinary Shares Subject to Possible Redemption	459,543,610	(21,365,881)	438,177,729
Class A Ordinary Shares	205	213	418
Additional Paid-in Capital	5,008,771	777,231	5,786,002
Accumulated Deficit	(10,349)	(777,444)	(787,793)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$70,284,660	$70,284,660
Total Liabilities	17,831,001	70,284,660	88,115,661
Ordinary Shares Subject to Possible Redemption	487,050,980	(70,284,660)	416,766,320
Class A Ordinary Shares	215	703	918
Additional Paid-in Capital	5,052,250	48,548,790	53,601,040
Accumulated Deficit	(53,732)	(48,549,493)	(48,603,225)

Period from February 19, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(47,727,542)	$(47,727,542)
Allocation of initial public offering expenses to warrant liability	—	(821,951)	(821,951)
Net loss	(53,732)	(48,549,493)	(48,603,225)
Basic and diluted net loss per share, Class B ordinary shares	(0.01)	(4.11)	(4.12)

Cash Flow Statement for the Period from February 19, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(53,732)	$(48,549,493)	$(48,603,225)
Change in fair value of warrant liability	—	47,727,542	47,727,542
Allocation of initial public offering costs to warrant liability	—	821,951	821,951
Initial classification of warrant liability	—	22,557,118	22,557,118
Initial classification of Class A ordinary shares subject to possible redemption	487,094,360	[22,557,118 ]	464,537,242
Change in value of Class A ordinary shares subject to possible redemption	(43,380)	(47,727,542)	(47,770,922)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, which were previously charged to stockholder’s equity, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations. Accordingly, included in the statement of operations for the period from February 19, 2020 (inception) through December 31, 2020 is $821,951 of transaction costs related to the warrants.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants was estimated using a probability adjusted Black-Scholes valuation. The fair value of the public warrants was originally estimated using a Monte Carlo simulation approach (see Note 8) and measured utilizing the public trading price at December 31, 2020.

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

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $27,819,333 were charged to shareholder’s equity upon the completion of the Initial Public Offering and the underwriter’s exercise of the overallotment, and the remaining $821,951 of offering costs related to the warrant liability were charged to operations.

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from February 19, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$95,349

Net Earnings	$95,349
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	50,526,839
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(48,603,225)
Redeemable Net Earnings	(95,349)

Non-Redeemable Net Loss	$(48,698,574)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	12,032,668
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(4.05)

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 50,855,000 Units, inclusive of 2,855,000 Units sold to the underwriters on October 16, 2020 upon the underwriters’ election to partially exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

NOTE 5 — RELATED PARTY TRANSACTIONS

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

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 7,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $11,600,000. On October 16, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 380,666 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $571,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020 there were 9,178,368 Class A ordinary shares issued and outstanding, excluding 41,676,632 Class A ordinary shares subject to possible redemption.

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

NOTE 8 — FAIR VALUE MEASUREMENTS

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

Cash and Marketable Securities Held in Trust Account

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

Warrant Liability

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the balance sheet. The warrant liability is measured at fair value at issuance and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statement of operations.

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level	Fair Value
Liabilities:
Warrant Liability – Public Warrants	1	$25,332,518

Warrant Liability – Private Placement Warrants	3	$44,952,142

Initial Measurement

The Company established the initial fair value for the Warrants on October 6, 2020, the date of the Company’s Initial Public (and on October 16, 2020, the date of exercise of the underwriter’s overallotment), Offering, using a Monte Carlo simulation model for the Public Warrants and the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fourth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	Initial Measurement (October 6, 2020 and October 16, 2020)
Risk-free interest rate	0.48%
Expected term (years)	1.5
Expected volatility	40.0%
Exercise price	$11.50
Fair value of Units	$9.94

At the initial measurement dates, the fair value of the Private Placement Warrants and Public Warrants were determined to be $1.00 and $0.85 per warrant for aggregate values of $8.1 million and $14.4 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

The following table presents the changes in the fair value of warrant liability:

	Private Placement	Level	Public	Level	Warrant Liability
Fair value as of February 19, 2020 (inception)	$—		$—		$—
Initial measurement on October 6, 2020	7,760,812	3	13,605,069	3	21,365,881
Initial measurement on October 16, 2020	382,019	3	809,218	3	1,191,237
Change in fair value of warrant liability	17,189,687	3	30,537,855	1	47,727,542

Fair value as of December 31, 2020	$25,332,518		$44,952,142		$70,284,660

On November 23, 2020, the date at which the Public Warrants were able to be separately traded, the Company was able to use quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants. Accordingly, the Company had transfers out of Level 3 totaling $14,414,287 at November 23, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2 or below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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