Form 10-Q
period 2021-03-31
VG Acquisition Corp.
filed 2021-06-03
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of June 3, 2021, there were 50,855,000 Class A ordinary shares, $0.0001 par value and 12,713,750 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VG ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2021 and for the period from February 19, 2020 (inception) to March 31, 2020 (unaudited)	2
	Condensed Consolidated Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2021 and for the period from February 19, 2020 (inception) to March 31, 2020 (unaudited)	3
	Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2021 and for the period from February 19, 2020 (inception) to March 31, 2020 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Control and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		21

i

VG ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$80,876	$787,701
Prepaid expenses	377,265	448,935

Total Current Assets	458,141	1,236,636
Cash and marketable securities held in Trust Account	508,731,890	508,645,349

TOTAL ASSETS	$509,190,031	$509,881,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – accrued expenses	1,626,783	31,751
Current liabilities – Advances from related party	300,000	—
Warrant liability	44,401,705	70,284,660
Deferred underwriting fee payable	17,799,250	17,799,250

Total Liabilities	64,127,738	88,115,661

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 44,006,229 and 41,676,632 shares at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively.	440,062,290	416,766,320
Shareholders’ Equity
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding.	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,848,771 and 9,178,368 shares issued and outstanding (excluding 44,006,229 and 41,676,632 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	685	918
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 12,713,750 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,271	1,271
Additional paid-in capital	30,305,303	53,601,040
Accumulated deficit	(25,307,256)	(48,603,225)

Total Shareholders’ Equity	5,000,003	5,000,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$509,190,031	$509,881,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

VG ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,	For the Period from February 19, 2020 (Inception) Through March 31,
	2021	2020
Formation and operational costs	$2,673,527	$10,031

Loss from operations	(2,673,527)	(10,031)
Other income (expense):
Interest earned on marketable securities held in Trust Account	86,541	—
Change in fair value of warrants	25,882,955	—

Total other income (expense)	25,969,496	—

Net income (loss)	$23,295,969	$(10,031)

Weighted average shares outstanding of Class A redeemable ordinary shares	50,855,000	—

Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares	12,713,750	12,000,000

Basic and diluted net income per ordinary share, Class B non-redeemable ordinary shares	$1.83	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VG ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2021	9,178,368	$918	12,713,750	$1,271	$53,601,040	$(48,603,225)	$5,000,004
Change in value of Ordinary shares subject to possible redemption	(2,329,597)	(233)	—	—	(23,295,737)	—	(23,295,970)
Net Income	—	—	—	—	—	23,295,969	23,295,969

Balance – March 31, 2021	6,848,771	$685	12,713,750	$1,271	$30,305,303	$(25,307,256)	$5,000,003

FOR THE PERIOD FROM FEBRUARY 19, 2020 (INCEPTION) THROUGH MARCH 31, 2020
	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – February 19, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor			13,800,000	1,380	23,620	—	25,000
Net income (loss)	—	—	—	—	—	(10,031)	(10,031)

Balance – March 31, 2020	—	$—	13,800,000	$1,380	$23,620	$(10,031)	$14,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VG ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31 2021	For the Period from February 19, 2020 (Inception) Through March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$23,295,969	$(10,031)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation and operating costs through promissory note	—	10,031
Change in fair value of warrant liabilities	(25,882,955)	—
Interest earned on marketable securities held in Trust Account	(86,541)	—
Changes in operating assets and liabilities:
Prepaid expenses	71,670	—
Accrued expenses	1,595,032	—

Net cash used in operating activities	(1,006,825)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Advances from related party	300,000	—

Net cash provided by financing activities	300,000	25,000

Net Change in Cash	(706,825)	25,000
Cash – Beginning	787,701	—

Cash – Ending	$80,876	$25,000

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$23,295,970	$—

Payment of offering costs through promissory note	$—	$84,950

Offering costs included in accrued offering costs	$—	$194,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VG ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will provide the holders of its issued and outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), calculated as of two business days prior to the completion of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

VG ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

VG ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 4, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $0.1 million in its operating bank account, and a working capital deficit of approximately $1.8 million.

The Company’s liquidity needs to date have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares, the loan from the Sponsor pursuant to the Note (as defined in Note 5), the proceeds from the consummation of the Private Placement not held in the Trust Account and an advance from related party to provide working capital needed to conclude its Business Combination. The Company repaid the Note in full upon consummation of the Initial Public Offering. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for the purpose of paying existing accounts payable, and consummating the Business Combination (see Note 6).

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

VG ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were invested in a mutual fund and U.S. Treasury Bills, respectively.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consist of legal, accounting and other expenses incurred through the condensed consolidated balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $27,819,333 were charged to shareholder’s equity upon the completion of the Initial Public Offering and the underwriter’s exercise of the overallotment, and the remaining $821,951 of offering costs related to the warrant liability were charged to operations.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the private warrants was estimated using a probability adjusted Black-Scholes valuation. The fair value of the public warrants was originally estimated using a Monte Carlo simulation approach (see Note 9) and measured utilizing the public trading price at March 31, 2021.

Income Taxes

ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company is subject to income tax examinations since inception.

Net Income Per Ordinary Share

Net income (loss) per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 25,065,666 shares of Class A ordinary shares in the aggregate.

VG ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding for the applicable period. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts) for the three months ended March 31, 2021:

Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$86,541
Net Earnings	$86,541
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	50,855,000
Basic and diluted net income per share, Class A ordinary shares redeemable shares	$0.00

Non-Redeemable B Ordinary Shares
Numerator: Net income minus Redeemable Net Earnings
Net income	$23,295,969
Redeemable Net Earnings	(86,541)

Non-Redeemable Net Earnings	$23,209,428
Denominator: Weighted Average Non-Redeemable B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted	12,713,750
Basic and diluted net income per ordinary share, Class B ordinary shares non-redeemable shares	$1.83

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the warrant liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 50,855,000 Units, inclusive of 2,855,000 Units sold to the underwriters on October 16, 2020 upon the underwriters’ election to partially exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 7,733,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $11,600,000. On October 16, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 380,666 Private Placement Warrants to the Sponsor, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $571,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

VG ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Advances from Related Party

As of March 31, 2021, the Sponsor paid for certain merger costs on behalf of the Company in connection with the Merger Agreement (see Note 6) amounting to $300,000. The advances are non-interest bearing and due on demand.

Promissory Note—Related Party

On February 28, 2020, the Company issued a Promissory Note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $250,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 or (ii) the completion of the Initial Public Offering.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post- Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement, commencing on October 1, 2020, to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021 the Company incurred $30,000. As of March 31, 2021 and December 31, 2020, $20,000 and $30,000, respectively, is included in accrued expenses in the accompanying balance sheets.

VG ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $17,799,250 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Merger Agreement

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020 there were 6,848,771 and 9,178,368 Class A ordinary shares issued and outstanding, excluding 44,006,229 and 41,676,632 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 12,713,750 Class B ordinary shares issued and outstanding.

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

VG ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 8 — WARRANTS

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

VG ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The Company classified its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2021, assets held in the Trust Account were comprised of $508,731,890 in a mutual fund. At December 31, 2020, assets held in the trust account were comprised of $4,492 in money market funds and $508,640,857 in U.S. Treasury Securities. During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company did not withdraw any interest income from the trust account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

VG ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

	Assets	Level	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2021	Money market funds	1	N/A	N/A	$508,731,890
December 31, 2020	U.S. Treasury Securities (Mature on 3/11/2021)	1	$508,640,857	$7,922	$508,648,779

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Liabilities:
Warrant Liability – Public Warrants	1	$28,378,958	$44,952,142
Warrant Liability – Private Placement Warrants	3	$16,022,747	$25,332,518

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability on the balance sheet. The warrant liability is measured at fair value at issuance and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statement of operations.

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo simulation model. As of March 31, 2021 and December 31, 2020 the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

The Private Placement Warrants were valued using a Monte Carlo simulation model. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2021 and December 2021 measurement:

	December 31, 2020	March 31, 2021
Risk-free interest rate	0.10%	0.00%
Strike Price	$11.50	$11.50
Stock Price	$10.49	$$9.99
Volatility	40.00%	40.00%
Term (years)	5.0	.2

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Level	Public	Level	Warrant Liability
Fair value as of February 19, 2020 (inception)	$—		$—		$—
Initial measurement on October 6, 2020	7,760,812	3	13,605,069	3	21,365,881
Initial measurement on October 16, 2020	382,019	3	809,218	3	1,191,237
Change in fair value of warrant liability	17,189,687	3	30,537,855	1	47,727,542

Fair value as of December 31, 2020	$25,332,518		$44,952,142		$70,284,660

	Private Placement	Level	Public	Level	Warrant Liability
Fair value as of December 31, 2020	$25,332,518		$44,952,142		$70,284,660
Change in fair value of warrant liability	(9,309,771)	3	(16,573,184)	1	(25,882,955)

Fair value as of March 31, 2021	$16,022,747		$28,378,958		$44,401,705

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers between levels for the three months ended March 31, 2021,

NOTE 10 - SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Company’s extraordinary general meeting of shareholders to vote on the proposed Merger has been called for June 10, 2021.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC on March 22, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had a net income of $23,295,969, which consisted of the change in the value of our warrant liability of $25,882,955 and interest earned on the marketable securities of $86,541, offset by formation and operating costs of $2,673,527.

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

On October 16, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, we consummated the sale of an additional 2,855,000 Units and the sale of an additional 380,666 Private Placement Warrants, generating total gross proceeds of $29,121,000.

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

For the three months ended March 31, 2021, cash used in operating activities was $1,006,825. Net income of $23,295,969 was offset by a non-cash charge for the change in the fair value of warrant liabilities of $25,882,955 and interest earned on marketable securities held in the Trust Account of $86,541. Changes in operating assets and liabilities provided $1,666,702 of cash from operating activities.

For the period from February 19, 2020 (inception) through March 31, 2020, we had a net loss of $10,031 which consists of formation costs.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $508,731,890. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $80,876 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants. Additionally, as of March 31, 2021, the Sponsor paid for certain merger costs on behalf of the Company in connection with the Merger Agreement amounting to $300,000. This amount is reflected on our March 31, 2021 balance sheet as advance from related party. The advances are non-interest bearing and due on demand.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in internal controls described below, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in October 2020 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in October 2020.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Initial Public Offering, as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 22, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in Annual Report on Form 10-K filed with the SEC.

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

VG ACQUISITION CORP.

Date: June 3, 2021		/s/ Josh Bayliss
	Name:	Josh Bayliss
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 3, 2021		/s/ Evan Lovell
	Name:	Evan Lovell
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)