Form 10-Q
period 2021-06-30
23andMe Holding Co.
filed 2021-08-13
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 001-39587

23ANDME HOLDING CO.

(Exact name of registrant as specified in its charter)

Delaware	87-1240344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

223 N. Mathilda Avenue Sunnyvale, California	94086
(Address of principal executive offices)	(Zip Code)

(650) 938-6300

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	ME	The Nasdaq Global Select Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock	MEUSW	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 31, 2021, there were 93,026,554 shares of Class A common stock, $0.0001 par value per share, and 313,759,355 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

23ANDME HOLDING CO.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2021 and March 31, 2021	4
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2021 and 2020	5
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended June 30, 2021 and 2020	6
Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2021 and 2020	7
Notes to the Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	43
Item 4. Controls and Procedures	44
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	45
Item 1A. Risk Factors	45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3. Defaults Upon Senior Securities	74
Item 4. Mine Safety Disclosures	74
Item 5. Other Information	74
Item 6. Exhibits	75
Signature	78

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this "Form 10-Q), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning 23andMe Holding Co.’s (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those factors described under Part II, Item 1A: "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: "Risk Factors" may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

PART I.       FINANCIAL INFORMATION

Item 1.         Financial Statements

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	March 31,
	2021	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$769,938	$282,489
Restricted cash	1,399	1,399
Accounts receivable, net	9,404	2,481
Inventories	15,272	6,239
Deferred cost of revenue	6,118	5,482
Prepaid expenses and other current assets	12,532	15,485
Total current assets	814,663	313,575
Property and equipment, net	57,700	60,884
Operating lease right-of-use assets	59,996	63,122
Restricted cash, noncurrent	6,974	6,974
Internal-use software, net	7,132	6,889
Other assets	553	654
Total assets	$947,018	$452,098
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable (related party amounts of $6,604 and $4,422 as of June 30, 2021 and March 31, 2021, respectively)	$17,684	$12,271
Accrued expenses and other current liabilities (related party amounts of $6,930 and $7,065 as of June 30, 2021 and March 31, 2021, respectively)	33,029	31,953
Deferred revenue (related party amounts of $18,930 and $30,140 as of June 30, 2021 and March 31, 2021, respectively)	66,103	71,255
Operating lease liabilities	5,853	6,140
Total current liabilities	122,669	121,619
Operating lease liabilities, noncurrent	84,670	87,582
Other liabilities	1,188	1,165
Warrant Liabilities	75,949	—
Total liabilities	$284,476	$210,366
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, $0.00001 par value per share, 10,000,000 and 209,512,070 shares authorized as of June 30, 2021 and March 31, 2021, respectively; nil and 209,181,855 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively; aggregate liquidation preference of nil and $874,107 as of June 30, 2021 and March 31, 2021, respectively	—	837,351
Stockholders' equity (deficit)
Common Stock - Class A shares, par value $0.0001, 92,672,510 and 20,713,076 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively; Class B shares, par value $0.0001, 313,759,355 and 103,816,706 shares issued and outstanding as of June 30, 2021 and March 31, 2021, respectively.	41	—
Additional paid-in capital	1,681,765	381,619
Accumulated deficit	(1,019,264)	(977,238)
Total stockholders’ equity (deficit)	662,542	(595,619)
Total liabilities and stockholders’ equity (deficit)	$947,018	$452,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,
	2021	2020
Revenue (related party amounts of $11,209 and $11,827 for the three months ended June 30, 2021 and 2020, respectively)	$59,239	$48,057
Cost of revenue (related party amounts of $448 and $412 for the three months ended June 30, 2021 and 2020, respectively)	28,542	25,563
Gross profit	30,697	22,494
Operating expenses:
Research and development (related party amounts of $6,022 and $1,818 for the three months ended June 30, 2021 and 2020, respectively)	44,232	34,370
Sales and marketing	15,419	10,655
General and administrative	12,596	14,191
Total operating expenses	72,247	59,216
Loss from operations	(41,550)	(36,722)
Other income (expense):
Interest income	44	74
Other (expense) income, net	(520)	878
Net and comprehensive loss	$(42,026)	$(35,770)
Net loss per share of Class A and Class B common stock attributable to common stockholders, basic and diluted:
Basic and diluted	$(0.25)	$(0.38)
Weighted-average shares used to compute net loss per share:
Basic and diluted	168,191,762	93,577,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2021	91,198,378	$837,351	54,292,140	$—	$381,619	$(977,238)	$(595,619)
Recapitalization	117,983,477	—	70,237,644	12	(12)	—	—
Balance as of March 31, 2021	209,181,855	837,351	124,529,784	12	381,607	(977,238)	(595,619)
Preferred stock conversion	(209,181,855)	(837,351)	209,181,855	21	837,330	—	837,351
Issuance of common stock upon Merger (net of transaction costs of $29,071)	—	—	46,901,747	5	200,574	—	200,579
Issuance of PIPE shares (related party amount of $25,000)	—	—	25,000,000	3	249,997	—	250,000
Issuance of common stock upon exercise of stock options	—	—	818,479	—	2,553	—	2,553
Stock-based compensation expense	—	—	—	—	9,704	—	9,704
Net Loss	—	—	—	—	—	(42,026)	(42,026)
Balance as of June 30, 2021	—	$—	406,431,865	$41	$1,681,765	$(1,019,264)	$662,542

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2020	86,443,341	$755,083	44,318,298	$—	$172,736	$(793,619)	$(620,883)
Recapitalization	111,831,592		57,334,501	9	(9)		—
Balance as of March 31, 2020	198,274,933	755,083	101,652,799	9	172,727	(793,619)	(620,883)
Issuance of common stock upon exercise of stock options	—	—	676,618	—	1,139	—	1,139
Vesting of early exercised stock options	—	—	—	—	4,241	—	4,241
Stock-based compensation expense	—	—	—	—	11,454	—	11,454
Net loss	—	—	—	—	—	(35,770)	(35,770)
Balance as of June 30, 2020	198,274,933	$755,083	102,329,417	$9	$189,561	$(829,389)	$(639,819)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(42,026)	$(35,770)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,093	5,058
Amortization and impairment of internal-use software	545	474
Stock-based compensation expense	9,637	11,361
Changes in fair value of warrant liabilities	534	—
Gain on lease termination	(15)	(876)
Changes in operating assets and liabilities:
Accounts receivable	(6,923)	1,881
Inventories	(9,033)	2,846
Deferred cost of revenue	(638)	(542)
Prepaid expenses and other current assets	(1,057)	4,529
Operating lease right-of-use assets	1,812	5,021
Other assets	101	162
Accounts payable (related party amounts of $2,182 and $(4,231) for the three months ended June 30, 2021 and 2020, respectively)	5,721	(6,724)
Accrued expenses and other current liabilities (related party amounts of $(134) and $(1,744) for the three months ended June 30, 2021 and 2020, respectively)	(286)	(6,929)
Deferred revenue (related party amounts of $(11,209) and $(11,827) for the three months ended June 30, 2021 and 2020, respectively)	(5,152)	(10,409)
Operating lease liabilities	(1,868)	(3,008)
Other liabilities	22	21
Net cash used in operating activities	(44,533)	(32,905)
Cash flows from investing activities:
Purchases of property and equipment	(666)	(3,539)
Proceeds from sale of property and equipment	—	606
Capitalized internal-use software costs	(721)	(1,015)
Net cash used in investing activities	(1,387)	(3,948)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,720	1,026
Payments of deferred offering costs	(29,071)	—
Proceeds from issuance of common stock upon Merger	309,720	—
Proceeds from PIPE (related party amounts of $25,000 and $0 for the three months ended June 30, 2021 and 2020, respectively)	250,000	—
Net cash provided by financing activities	533,369	1,026
Net increase (decrease) in cash and restricted cash	487,449	(35,827)
Cash and restricted cash—beginning of period	290,862	216,316
Cash and restricted cash—end of period	778,311	180,489
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment during the period included in accounts payable and accrued expenses	777	12
Stock-based compensation capitalized for internal-use software costs	168	143
Reclassification of deferred offering costs	3,971	—
Vesting of related party early exercised stock options	—	4,241
Assumption of merger warrants liability	75,415	—
Deferred offering costs during the period included in accounts payable and accrued expenses	1,571	—
Conversion of redeemable convertible preferred stock to common stock	837,351	—
Reconciliation of cash and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash	769,938	172,116
Restricted cash, current	1,399	1,399
Restricted cash, noncurrent	6,974	6,974
Total cash and restricted cash	$778,311	$180,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Organization and Description of Business

23andMe Holding Co. (the “Company”) is dedicated to helping people access, understand, and benefit from the human genome. The Company pioneered direct-to-consumer genetic testing through its Personal Genome Service products and services. Consumers receive reports that provide them with information on their genetic health risks, their ancestry, and their traits, based on genetic testing of a saliva sample they send to the Company in an easy-to-use “spit kit” the Company provides. Consumers have the option to participate in the Company’s research programs. The Company analyzes consenting consumers’ genotypic and phenotypic data to discover new insights into genetics. The Company uses these insights to generate new Personal Genome Service® (“PGS”) reports, and, through its therapeutics business and collaborations with pharmaceutical companies and universities, to discover and advance new therapies for unmet medical needs. 23and Me, Inc., the Company's accounting predecessor, was incorporated in Delaware in 2006. The Company currently is headquartered in Sunnyvale, California.

On June 16, 2021 (the “Closing Date”), the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated February 4, 2021, as amended on February 13, 2021 and March 25, 2021, among VG Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted company in 2020 (“VGAC”), Chrome Merger Sub, and 23andMe, Inc. (the "Merger"). In connection with the Merger, VGAC changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its name to 23andMe Holding Co. (the "Domestication"). On the Closing Date, Merger Sub merged with and into 23andMe, Inc., with 23andMe, Inc. being the surviving corporation and a wholly owned subsidiary of the Company (together with the Merger and the Domestication, the “Business Combination”).

The transaction is accounted for as a reverse recapitalization with 23andMe, Inc. being the accounting acquirer and VGAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of 23andMe, Inc. and its wholly owned subsidiary. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (each outstanding share of 23andMe, Inc. Class A common stock was exchanged for 2.293698169 shares of the Company’s Class A common stock, and each outstanding share of 23andMe, Inc. Class B common stock, including all shares of 23andMe, Inc. preferred stock (which were converted to shares of 23andMe, Inc. Class B common stock immediately prior to the Merger), was exchanged for 2.293698169 shares of the Company’s Class B common stock).

Prior to the Business Combination, VGAC’s units, public shares, and public warrants were listed on the New York Stock Exchange under the symbols “VGAC.U,” “VGAC,” and “VGAC WS,” respectively. On June 17, 2021, the Company's Class A common stock and public warrants began trading on The Nasdaq Global Select Market (“Nasdaq”), under the symbols “ME” and “MEUSW,” respectively. See Note 3, "Recapitalization" for additional details.

2.      Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

There have been no changes to the Company's significant accounting policies described in the audited consolidated financial statements for the year ended March 31, 2021, that have had a material impact on these condensed consolidated financial statements and related notes.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of June 30, 2021 and for the three months ended June 30, 2021 and 2020 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the "condensed consolidated financial statements") have been prepared in accordance with U.S. GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with U.S. GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended March 31, 2021 (the “audited consolidated financial statements”) that was included in the Company’s Form 8-K filed on June 21, 2021. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2021 and its condensed consolidated results of operations and cash flows for the three months ended June 30, 2021 and 2020. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results expected for the year ending March 31, 2022 or any other future interim or annual periods.

As a result of the Merger, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted.

Fiscal Year

The Company’s fiscal year ends on March 31. References to fiscal year 2022 and 2021, refer to the fiscal years ending and ended March 31, 2022 and 2021, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to, the determination of standalone selling price for various performance obligations; the estimated expected benefit period for the rate and recognition pattern of breakage revenue for purchases where a saliva collection kit is never returned for processing; the fair value of financial assets and liabilities; the capitalization and estimated useful life of internal use software; the useful life of long-lived assets; the timing and costs associated with asset retirement obligations; the incremental borrowing rate for operating leases; the fair value of private warrants; stock-based compensation including the determination of the fair value of the Company’s common stock and stock options prior to the Closing Date; and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates, and such differences could be material to the condensed consolidated financial statements.

The novel coronavirus (“COVID-19”) pandemic has created significant global economic uncertainty and resulted in the slowdown of economic activity. COVID-19 has disrupted the Company’s general business operations since March 2020 and the Company expects that such disruption will continue for an unknown period. The Company is not aware of any specific event or circumstance that would require revisions to estimates, updates to judgments, or adjustments to the carrying value of assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.

Concentration of Supplier Risk

Certain of the raw materials, components and equipment associated with the deoxyribonucleic acid (“DNA”) microarrays and saliva collection kits (“Kits”) used by the Company in the delivery of its services are available only from third-party suppliers. The Company also relies on a third-party laboratory service for the processing of its customer samples. Shortages and slowdowns could occur in these essential materials, components, equipment and laboratory services due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain materials, components, equipment or laboratory services at acceptable prices, it would be required to reduce its laboratory operations, which could have a material adverse effect on its results of operations.

A single supplier accounted for 100% of the Company’s total purchases of microarrays and a separate single supplier accounted for 100% of the Company’s total purchases of Kits for the three months ended June 30, 2021 and 2020. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three months ended June 30, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash and accounts receivable. The Company maintains its cash with high-quality financial institutions in the United States, the composition and maturities of which are regularly monitored by the Company. The Company’s revenue and accounts receivable are derived primarily from the United States. See Revenue Recognition within Note 2, “Summary of Significant Accounting Policies,” for additional information regarding geographical disaggregation of revenue. The Company grants credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers and does not require collateral. The Company regularly monitors the aging of accounts receivable balances.

Significant customer information is as follows:

	June 30,	March 31,
	2021	2021
Percentage of accounts receivable:
Customer C	95%	35%
Customer D	0%	40%

	Three Months Ended June 30,
	2021	2020
Percentage of revenue:
Customer C	14%	13%
Customer B	19%	25%

Revenue Recognition

The Company generates revenue from its Consumer & Research Services segment, which includes revenue from PGS and research services, and its Therapeutics segment. In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for these goods or services.

The Company sells through multiple channels, including direct to consumer via the Company’s website and through online retailers. If the customer does not return the Kit, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. To estimate breakage, the Company applies the practical expedient available under ASC 606 to assess its customer contracts on a portfolio basis as opposed to individual customer contracts, due to the similarity of customer characteristics, at the sales channel level. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition of the returning kits in these respective sales channel portfolios. The Company estimates breakage for the portion of Kits not expected to be returned using an analysis of historical data and considers other factors that could influence customer Kit return behavior. The Company updates its breakage rate estimate periodically and, if necessary, adjusts the deferred revenue balance accordingly. If actual return patterns vary from the estimate, actual breakage revenue may differ from the amounts recorded. The Company recognized breakage revenue from unreturned Kits of $4.5 million, and $4.5 million for the three months ended June 30, 2021, and 2020, respectively.

Fees paid to certain sales channel partners include, in part, compensation for obtaining PGS contracts. Such contracts have an amortization period of one year or less, and the Company has applied the practical expedient to recognize these costs as sales and marketing expenses when incurred. These costs were $3.1 million, and $0.7 million for the three months ended June 30, 2021, and 2020 respectively.

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
Consumer services	$47,850	81%	$34,730	72%
Research services	11,389	19%	13,279	28%
Therapeutics	—	0%	48	0%
Total	$59,239	100%	$48,057	100%

Substantially all consumer services revenue is recognized at the point in time of the initial transfer of reports to the consumer, and substantially all research services revenue is recognized over time as services are performed. Substantially all therapeutics revenue is recognized at the point in time intellectual property is transferred.

The following table summarizes revenue by region based on the shipping address of customers or the location where the services are delivered:

	Three Months Ended June 30,
	2021		2020
	Amount	Percentage of Revenue	Amount	Percentage of Revenue
	(in thousands, except percentages)
United States	$40,352	68%	$32,360	67%
United Kingdom	13,906	23%	13,215	28%
Canada	3,240	6%	1,609	3%
Other regions	1,741	3%	873	2%
International	18,887	32%	15,697	33%
Total	$59,239	100%	$48,057	100%

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations not yet billed and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The amount of contract assets was immaterial as of June 30, 2021 and 2020.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company invoices in advance of fulfilling performance obligations under a contract. Deferred revenue primarily relates to Kits that have been shipped to consumers and non-consigned retail sites but not yet returned for processing by the consumer, as well as research services billed in advance of performance. Deferred revenue is recognized when the obligation to deliver results to the customer is satisfied, and when research services are ultimately performed.

As of June 30, 2021 and 2020, deferred revenue for consumer services was $45.4 million and $41.4 million, respectively. Of the $39.3 million and $38.8 million of deferred revenue for consumer services as of March 31, 2021, and 2020, respectively, the Company recognized $24.5 million and $13.8 million as revenue during the three months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and 2020, deferred revenue for research services was $20.7 million and $35.6 million, respectively, including related party deferred revenue amounts of $18.9 million and $33.2 million, respectively. Of the $31.9 million and $48.6 million of deferred revenue for research services as of March 31, 2021 and 2020, respectively, the Company recognized $11.4 million and $13.3 million as revenue during the three months ended June 30, 2021 and 2020, respectively, of which related party revenue amounts were $11.2 million and $11.8 million, respectively.

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under ASC 606 to not disclose the value of unsatisfied performance obligations for PGS as those contracts have an expected length of one year or less. As of June 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $50.6 million. This amount is expected to be recognized over a remaining subsequent period of approximately 1 to 2 years from the reporting date.

Stock-Based Compensation

Stock-based compensation expense related to stock-based awards for employees and non-employees is recognized based on the fair value of the awards granted. The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the stock-based award, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of common stock. The fair value of each restricted stock unit (“RSU”) is estimated based on the fair value of the common stock on the grant date. Prior to the Merger, the Company determined the fair value of its common stock for financial reporting as of each grant date based on numerous objective and subjective factors and management’s judgement. Subsequent to the Merger, the Company determines the fair value using the market closing price of its common stock on the date of grant. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, including awards with graded vesting and no additional conditions for vesting other than service conditions. The Company accounts for forfeitures as they occur.

Warrant Liabilities

The Company classifies Private Placement Warrants and Public Warrants (both defined and discussed in Note 10, "Common Stock and Warrants") as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as change in fair value of warrant liabilities within other (expense) income, net within the condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of a) the exercise or expiration of the warrants or b) the redemption of the warrants, at which time the warrants will be reclassified to additional paid-in capital.

Segment Information

The Company currently operates in two reporting segments: Consumer & Research Services and Therapeutics. The Consumer & Research Services segment consists of revenue and expenses from PGS, as well as research services revenue and expenses from certain collaboration agreements (including the GSK Agreement). The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. Substantially all of the Company’s revenues are derived from the Consumer & Research Services segment. See Note 2, “Summary of Significant Accounting Policies,” for additional information regarding revenue. There are no inter-segment sales.

Certain expenses such as Finance, Legal, Regulatory and Supplier Quality, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate in the reconciliations below. The chief operating decision-maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM evaluates the performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before net interest expense (income), net other expense (income), which includes changes in the fair value of the warrants, depreciation and amortization of fixed assets, amortization of internal use software, non-cash stock-based compensation expense, and expenses related to restructuring and other charges, if applicable for the period.

The Company’s revenue and Adjusted EBITDA by segment is as follows:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Segment Revenue
Consumer and Research Services	$59,239	$48,009
Therapeutics	—	48
Total Revenue	$59,239	$48,057
Segment adjusted EBITDA
Consumer and Research Services adjusted EBITDA	$(505)	$(4,236)
Therapeutics Adjusted EBITDA	(18,303)	(9,394)
Unallocated Corporate	(8,467)	(6,199)
Total adjusted EBITDA	$(27,275)	$(19,829)

Reconciliation of net loss to adjusted EBITDA
Net Loss	$(42,026)	$(35,770)
Adjustments
Interest (income), net	(44)	(74)
Other (income) / expense, net	520	(878)
Depreciation and amortization	4,638	5,532
Stock-based compensation expense	9,637	11,361
Total adjusted EBITDA	$(27,275)	$(19,829)

Customers accounting for 10% or more of segment revenues were as follows:

	Three Months Ended June 30,
	2021		2020
	(in thousands, except percentages)
Consumer and Research Services Segment Revenue:
Customer C(1)	$8,512	14%	$5,847	12%
Customer B(2)	$11,209	19%	$11,827	25%
Therapeutics Segment Revenue:
Customer E(2)	$—	0%	$48	100%

(1)
Customer C revenues are primarily in the United States.
(2)
Customer B revenues are in the United Kingdom and Customer E is in a region other than the United States, United Kingdom or Canada.

Revenue by geographical region can be found in the revenue recognition disclosures in Note 2, “Summary of Significant Accounting Policies.” All of the Company’s property and equipment, net of depreciation and amortization, was located in the United States during the periods presented. The reporting segments do not present total assets as they are not reviewed by the CODM when evaluating their performance.

Recently Adopted Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election and no new accounting pronouncements were adopted during the period.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning April 1, 2023, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-13 will have on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity, and clarifies the guidance on the computation of earnings per share for those financial instruments. The guidance will be effective for the Company beginning April 1, 2022, and interim periods therein. Early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2020-06 will have on its condensed consolidated financial statements and related disclosures and does not believe the adoption will have a material impact.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force), The amendments in this Update clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance clarifies whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The Company is currently evaluating the effect that ASU 2021-04 will have on its condensed consolidated financial statements and related disclosures.

3.      Recapitalization

As discussed in Note 1, "Organization and Description of Business", on the Closing Date, VGAC completed the acquisition of 23andMe, Inc. and acquired 100% of 23andMe, Inc.’s shares and 23andMe, Inc. received gross proceeds of $559.7 million, which includes $309.7 million in proceeds from issuance of common stock upon Merger and $250 million in proceeds from the PIPE Investment. As of June, 16, 2021, the Company recorded $33.7 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Merger. These costs were included in additional paid-in capital on the Company’s condensed consolidated balance sheet. The cash outflows related to these costs were presented as financing activities on the Company’s condensed consolidated statement of cash flows. These deferred offering costs are offset against proceeds upon accounting for the consummation of the Merger. On the Closing Date, each holder of 23andMe, Inc. Class A common stock received approximately 2.293698169 shares of the Company’s Class A common stock, par value $0.0001 per share, and each holder of 23andMe, Inc. Class B common stock received approximately 2.293698169 shares of the Company’s Class B common stock, par value $0.0001 per share. See Note 9, "Redeemable Convertible Preferred Stock" and Note 10, "Common Stock and Warrants", for additional details of the Company's stockholders' equity prior to and subsequent to the Merger.

All equity awards of 23andMe, Inc. were assumed by the Company and converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A common stock. As a result, each outstanding stock option was converted into an option to purchase shares of the Company’s Class A common stock based on an exchange ratio of 2.293698169, and each outstanding restricted stock unit was converted into restricted stock units of the Company that, upon vesting, may be settled for shares of the Company’s Class A common stock based on an exchange ratio of 2.293698169.

Each public and private warrant of VGAC that was unexercised at the time of the Merger was assumed by the Company and represents the right to purchase one share of the Company’s Class A common stock upon exercise of such warrant.

The Merger was accounted for as a reverse recapitalization with 23andMe, Inc. as the accounting acquirer and VGAC as the acquired company for accounting purposes. 23andMe, Inc. was determined to be the accounting acquirer since 23andMe Inc.'s shareholders prior to the Merger had the greatest voting interest in the combined entity, 23andMe Inc.'s shareholders appointed the initial directors of the combined Board of Directors and control future appointments, 23andMe Inc. comprises all of the ongoing operations, and 23andMe Inc.'s senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of 23andMe, Inc. and its wholly owned subsidiary. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of 23andMe, Inc.

Lock-up and Earn-Out Shares

Pursuant to our Bylaws, shares of Class A common stock received as consideration in connection with the Merger (or securities convertible into or exchangeable for shares of Class A common stock) may not be sold or otherwise disposed of or hedged by our stockholders for a period of 180 days after the Closing Date.

Pursuant to a letter agreement entered into on October 1, 2020 (the “VGAC IPO Letter Agreement”) by VGAC, VG Acquisition Sponsor LLC (the “Sponsor”), and the then officers and directors of VGAC (the “VGAC Insiders”), as amended by a Sponsor Letter Agreement (the “Sponsor Letter Agreement”), dated as of February 4, 2021, by and among 23andMe, Inc., VGAC, the Sponsor, the VGAC Insiders and Credit Suisse Securities (USA) LLC as representative of the several Underwriters named in the underwriting agreement with respect to the initial public offering of VGAC (the “Underwriter”), the VGAC Insiders agreed to certain transfer restrictions applicable to 12,713,750 of the Class B ordinary shares of VGAC held by the Sponsor and VGAC Insiders (the “Founder Shares”), which were converted in the Business Combination to a like number of shares of Class A common stock of the Company. Pursuant to the VGAC IPO Letter Agreement, as amended by the Sponsor Letter Agreement, 70% of the Founder Shares cannot be transferred (subject to certain limited exceptions) until the earlier to occur of (i) one year after the Closing Date or (ii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company's Class A common stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, 70% of the Founder Shares will be released from the lock-up. As of June 30, 2021, the Company did not meet any thresholds for the shares to be released from lock-up. The Founders Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505.

Following the closing of the Merger, 3,814,125 of the Class B ordinary shares of VGAC held by the Sponsor as of the date of the Sponsor Agreement (the “Earn-Out Shares”), which constitute the remaining 30% of the Founder Shares, and were converted in the Business Combination into a like number of shares of the Company's Class A common stock, are subject to a lockup of seven years. The lockup has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of June 30, 2021, the Company did not meet any earn out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505.

PIPE Investment

On February 4, 2021, concurrently with the execution of the Merger Agreement, VGAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 25,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $250,000,000 (the “PIPE Investment”). The Anne Wojcicki Foundation, which subscribed for 2,500,000 shares of the Company's Class A common stock, is affiliated with the Company’s CEO and therefore a related party. The PIPE Investment was consummated concurrently with the closing of the Merger.

4.      Fair Value Measurements

The Company's fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021, is as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Public Warrants	$51,363,551	$—	$—	$51,363,551
Private Placement Warrants	—	24,585,417	—	24,585,417
Total liabilities	$51,363,551	$24,585,417	$—	$75,948,968

The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date as of June 30, 2021 and March 31, 2021. The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. The Private Placement Warrants (“Private Warrants”) are classified as Level 2 due to the use of observable market data for identical or similar liabilities. There were no financial instruments as of March 31, 2021 and no other financial instruments in the Level 1, Level 2 or Level 3 categories as of June 30, 2021.

As of June 30, 2021, the Company has Private Placement Warrants and Public Warrants ("Warrants") defined and discussed in Note 10, "Common Stock and Warrants". The Warrants are measured at fair value on a recurring basis. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. Because the transfer of Private Placement Warrants to anyone outside of certain permitted transferees of VG Acquisition Sponsor LLC (the “Sponsor”) would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is consistent with that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Private Placement Warrants are classified as Level 2 financial instruments. The Public and Private Warrants were valued as of June 30, 2021 using the listed trading price of $3.03 per Public Warrant.

The change in the fair value of warrant liabilities is as follows:

Warrant Liabilities
(in thousands)
Balance at March 31, 2021	$—
Private Placement Warrants and Public Warrants	75,415
Exercised warrants	—
Change in fair value of warrants	534
Balance at June 30, 2021	$75,949

As of June 30, 2021, the Company had no transfers between levels of the fair value hierarchy of its assets or liabilities measured at fair value.

5.      Collaborations

From time to time the Company enters into collaboration arrangements in which both parties are active participants in the arrangement and are exposed to the significant risks and rewards of the collaboration, in which case the collaboration is within the scope of ASC 808, Collaborative Arrangements (“ASC 808”). Within such collaborations, the Company determines if any obligations are an output of the Company’s ordinary activities in exchange for consideration, and if so, the Company applies ASC 606 to such activities.

For other payments received from the other party for other collaboration activities related to various development, launch and sales milestones of licensed products, or royalties related to net sales of licensed products, the Company analogizes to ASC 606.

Such payments will be recognized when the related activities occur as they are determined to relate predominantly to the license of intellectual property transferred to the other party and therefore have also been excluded from the transaction price allocated to the performance obligations determined under ASC 606. To date, no consideration in this regard has been received under the agreements discussed below.

GlaxoSmithKline Agreement

In July 2018, the Company and an affiliate of GlaxoSmithKline plc (“GSK”) entered into a four-year exclusive drug discovery and development collaboration agreement for collaboration on identification and development of therapeutic agents with a unilateral option for GSK to extend the term for an additional year. The Company concluded that GSK is considered a customer. Therefore, the Company has applied the guidance in ASC 606 to account for and present consideration received from GSK related to research services provided by the Company. The Company’s activities under the GSK Agreement, which include reporting, drug target discovery, and joint steering committee participation, represent one combined performance obligation to deliver research services. In addition, the GSK Agreement, along with subsequent amendments, provided GSK the right to include certain identified pre-existing 23andMe programs in the collaboration at GSK’s election, each of which is considered distinct from the research services. The exercise price for the pre-existing program options varied to reflect the respective stage of development of each such program, with up to two such programs being offered for no additional charge. The two programs offered for no additional charge were material rights and therefore also identified as performance obligations within the arrangement.

In addition to cost-sharing during the performance of research services which is recorded within cost of revenue when incurred in the Consumer and Research Services segment, once drug targets have been identified for inclusion in the collaboration, the Company and GSK equally share in the costs of further research, development and commercialization of identified targets, subject to certain rights of either party to opt-out of funding at certain predetermined development milestones. These cost-sharing charges for costs incurred subsequent to the identification of drug targets have been included in research and development expense in the consolidated statements of operations during the period incurred. The Company may also share in the net profits or losses of products that are commercialized pursuant to the collaboration, or receive royalties on products which are successfully commercialized.

During the three months ended June 30, 2021 and 2020, the Company recognized $11.2 million and $11.8 million, respectively, of research services revenue related to the GSK Agreement. As of June 30, 2021, and March 31, 2021, the Company had current deferred revenue related to GSK of $18.9 million and $30.1 million, respectively. As of June 30, 2021, and March 31, 2021, there was no noncurrent deferred revenue related to GSK. There was no receivable related to GSK as of June 30, 2021 and March 31, 2021. During the three months ended June 30, 2021 and 2020, cost-sharing amounts incurred subsequent to the identification of targets, included in research and development expenses, were amounts payable to GSK of $6 million and $1.8 million, respectively. During the three months ended June 30, 2021 and 2020, cost-sharing amounts incurred prior to the identification of targets, included in cost of revenue, were amounts payable to GSK of $0.4 million and $0.4 million, respectively. As of June 30, 2021 and March 31, 2021, the Company had $13.5 million and $11.5 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within accounts payable and accrued expenses and other current liabilities in the condensed consolidated balance sheets.

6.      Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	March 31,
	2021	2021
	(in thousands)
Computer and software	$13,371	$13,252
Laboratory equipment and software	49,379	48,636
Furniture and office equipment	8,803	8,803
Leasehold improvements	39,715	39,668
Capitalized asset retirement obligations	853	853
Property and equipment, gross	112,121	111,212
Less: accumulated depreciation and amortization	(54,421)	(50,328)
Property and equipment, net	$57,700	$60,884

Depreciation and amortization expense was $4.1 million and $5.1 million for three months ended June 30, 2021 and 2020, respectively.

Internal-use Software, Net

	June 30,	March 31,
	2021	2021
	(in thousands)
Capitalized internal-use software	$10,088	$9,200
Less: accumulated amortization	(2,956)	(2,311)
Internal-use software, net	$7,132	$6,889

For the three months ended June 30, 2021 and 2020, amortization expense related to internal-use software was $0.6 million and $0.3 million, respectively, including approximately $0.1 million and $0.1 million, respectively, of stock-based compensation expense. Impairment to internal-use software was nil and $0.2 million for the three months ended June 30, 2021 and 2020.

Accrued Expense and Other Current Liabilities

Accrued expense and other current liabilities consisted of the following:

	June 30,	March 31,
	2021	2021
	(in thousands)
Accrued payables	$21,371	$19,869
Accrued compensation and benefits	11,281	11,749
Accrued taxes	190	166
Other	187	169
Total accrued expenses and other current liabilities	$33,029	$31,953

7.      Leases

The Company’s lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods from 2.5 years to 10.1 years. For purposes of calculating lease liabilities, lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise those options.

The Company incurred total lease costs in its consolidated statements of operations of $3.5 million and $ 3.4 million for the three months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were as follows:

June 30,
2021
(in thousands)
Fiscal years ending March 31,
Remainder of 2022	$8,585
2023	14,453
2024	14,838
2025	14,350
2026	10,996
Thereafter	64,421
Total future operating lease payments	127,643
Less: imputed interest	(37,120)
Total operating lease liabilities	$90,523

8.      Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties for purchases. In June 2021, the Company entered into a non-cancelable long-term contract with purchase obligations totaling $33.0 million over a 3-year period related to data services. As of June 30, 2021, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer totaling $89.2 million.

Legal Matters

The Company is subject to certain routine legal and regulatory proceedings, as well as demands and claims that arise in the normal course of business. Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company, but will only be recorded when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against and by the Company or unasserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. Legal fees related to potential loss contingencies are expensed as incurred.

On December 10, 2019, Celmatix Inc. (“Celmatix”) filed a lawsuit in the Supreme Court of the State of New York against the Company (Index No. 657329/2019) asserting claims against the Company for breach of contract and the implied covenant of good faith and fair dealing, and tortious interference with contract and prospective economic advantage, alleging damages that, according to the compliant, plaintiff “believed to be in excess of $100 million.” On February 14, 2020, the Company filed its answer, denying all of the material allegations of the complaint and asserting counterclaims against Celmatix for breach of contract. Celmatix amended its complaint on July 13, 2021, asserting an additional claim against the Company for fraudulent inducement of contract. On July 19, 2021, the Company filed its answer to the amended complaint, denying all of the material allegations and asserting a counterclaim and an additional defense of fraudulent inducement of contract. The Company believes that the claims are without merit and is vigorously defending against the claims and pursuing its counterclaims. Discovery is ongoing. The Company is unable to conclude at this time whether any potential loss is probable with respect to any of the claims, and, as the litigation remains in the discovery stage, cannot estimate any reasonably possible loss or range of loss that may potentially result if the plaintiff ultimately were to prevail with respect to any of the claims that have been asserted.

Indemnification

The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, collaborators, landlords, vendors and contractors. Pursuant to these arrangements, the Company agrees to indemnify, defend, and hold harmless, the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the fair value of these agreements is not material. The Company maintains insurance, including commercial general liability insurance and product liability insurance to offset certain potential liabilities under these indemnification provisions. In addition, the Company indemnifies its officers, directors and certain key employees against claims made with respect to matters that arise while they are serving in their respective capacities as such, subject to certain limitations set forth under applicable law, the Company’s Bylaws and applicable indemnification agreements. To date, there have been no claims under these indemnification provisions.

9.      Redeemable Convertible Preferred Stock

The following table is a summary of the Company’s redeemable convertible preferred stock as of March 31, 2021 (in thousands, except for share data):

	March 31, 2021
		Shares		Aggregate
	Shares	Issued and	Carrying	Liquidation
	Authorized	Outstanding	Value	Preference
	(in thousands, except share data)
Series A	16,330,984	16,330,984	$8,815	$8,953
Series B	20,754,666	20,754,666	27,643	27,779
Series C	22,703,050	22,703,050	30,961	31,179
Series D	33,110,992	33,110,992	58,274	58,450
Series E	24,414,254	24,414,254	114,936	115,246
Series F	41,300,501	41,300,501	242,168	250,000
Series F-1	50,897,623	50,567,408	354,554	382,500
Total redeemable convertible preferred stock	209,512,070	209,181,855	$837,351	$874,107

All shares of redeemable convertible preferred stock were converted pursuant to the Business Combination, which closed on June 16, 2021, and share amounts are presented as having been converted as of March 31, 2021.

Conversion

Immediately prior to the effective time of the Merger, all series of the redeemable convertible preferred stock of 23andMe, Inc. were converted into shares of Class B common stock of 23andMe, Inc. on a one-for-one basis and then converted to the Company’s Class B common stock at an exchange ratio of 2.293698169. As of June 30, 2021, no shares of redeemable convertible preferred stock were outstanding.

10.    Common Stock and Warrants

Prior to the Merger, 23andMe, Inc. had three classes of authorized common stock: Class A common stock, Class B common stock and Class C common stock. There were no outstanding shares of 23andMe, Inc. Class C common stock. Shares issued on early exercise are not considered outstanding for accounting purposes because the employees holding these awards are not entitled to the rewards of stock ownership. The rights of the holders of 23andMe, Inc. Class A, B and Class C common stock, respectively, were identical, except with respect to (i) electing members of the Board of Directors and (ii) voting rights. The outstanding shares of 23andMe, Inc. Class A and B common stock, respectively, are presented on the consolidated balance sheet and on the consolidated statement of equity and stockholders' equity (deficit) for the year ended March 31, 2021.

Merger Transaction

On the Closing Date and in accordance with the terms and subject to the conditions of the Merger Agreement, each share of 23andMe, Inc. Class A common stock, par value $0.00001 per share, (other than dissenting shares) was canceled and converted into the right to receive the applicable portion of the merger consideration comprised of the Company’s Class A common stock, par value $0.0001 per share, as determined in the Merger Agreement (the “Share Conversion Ratio”), each share of 23andMe, Inc. Class B common stock, par value $0.00001 per share (other than dissenting shares) was canceled and converted into the right to receive the applicable portion of the merger consideration comprised of the Company’s Class B common stock, par value $0.0001 per share, as determined pursuant to the Share Conversion Ratio. The Share Conversion Ratio is 2.293698169.

On June 16, 2021, in connection with the Merger, the Company amended and restated its certificate of incorporation to authorize 1,490,000,000 shares of common stock, of which 1,140,000,000 shares are designated Class A common stock and 350,000,000 shares are designated Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock any time at the option of the holder, and is automatically converted into one share of Class A common stock upon transfer (except for certain permitted transfers). Once converted into Class A common stock, the Class B common stock will not be reissued. Additionally, pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.0001 per share (“Preferred Stock”). The Company’s Board of Directors has the authority to issue shares of the Preferred Stock in one or more series and to determine the preferences, privileges, and restrictions, including voting rights, of those shares. As of June 30, 2021, no shares of Preferred Stock were issued and outstanding.

As of June 30, 2021, the Company had authorized 1,140,000,000 and 350,000,000 shares of Class A and Class B common stock, respectively, and the Company had 92,672,510 and 313,759,355 shares of Class A and Class B common stock issued and outstanding, respectively.

PIPE Investment

Concurrently with the execution of the Merger Agreement, certain investors collectively subscribed for 25,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $250,000,000 million. The Anne Wojcicki Foundation, which subscribed for 2,500,000 shares of the Company's Class A common stock, is affiliated with the Company’s CEO and therefore a related party.

Class A Common Stock Warrants

As the accounting acquirer, 23andMe, Inc. is deemed to have assumed 8,113,999 warrants for Class A common stock that were held by VG Acquisition Sponsor LLC (“Sponsor”) at an exercise price of $11.50 ("Private Placement Warrants") and 16,951,609 Class A common stock warrants held by VGAC's shareholders at an exercise price of $11.50 ("Public Warrants"). In accordance with the warrant agreements, warrants will become exercisable on October 6, 2021. The warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Subsequent to the Merger, the Private Placement Warrants and Public Warrants for shares of Class A common stock meet liability classification requirements since the warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, these warrants are classified as liabilities on the condensed consolidated balance sheets. As of June 30, 2021, no warrants have been exercised.

As of June 30, 2021, the following Warrants were outstanding (in thousands, expect for share and per share amounts):

Warrant Type	Shares	Exercise Price
	(in thousands, except share data)
Public	16,951,609	$11.50
Private	8,113,999	11.50

Public warrant terms

The Public Warrants become exercisable into shares of Class A common stock commencing on October 6, 2021. The Public Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•
in whole and not in part;

•
at a price of $0.01 per warrant;

•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading-day period ending three business days before the Company sends the notice of redemption to the warrant holders (which is referred to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations, and the like).

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00

Commencing ninety (90) days after the warrants become exercisable, the Company may redeem the outstanding warrants:

•
in whole and not in part;

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of Class A common stock;

•
if, and only if, the Reference Value (as defined above under “Redemption of Warrants When the Price per Class A common stock Equals or Exceeds $18.00”) equals or exceeds $10.00 per share (as adjusted per share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations, and the like); and

•
if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations, and the like) the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The numbers in the fee table of the Registration Statement on Form S-1 filed by the Company on July 8, 2021 represent the number of shares of Class A common stock that a warrant holder has the right to receive upon exercise in connection with a redemption by the Company pursuant to this redemption feature, based on the “fair market value” of the Class A common stock on the corresponding redemption date (assuming holders elect to exercise their warrants on a cashless basis prior to redemption), determined based on the average of the volume-weighted average price for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants, and the number of months that the corresponding redemption date precedes the expiration date of the warrants, each as set forth in such fee table. The Company must provide its warrant holders with the final fair market value no later than one business day after the 10-trading-day period described above ends.

No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder.

Private Placement Warrants

The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the Business Combination (except, among other limited exceptions, to VGAC’s officers and directors and other persons or entities affiliated with the Sponsor) and they will not be redeemable by the Company, so long as they are held by the Sponsor, members of the Sponsor, or their permitted transferees (except under certain specified circumstances). The Sponsor or its permitted transferees, have the option to exercise the Private Placement Warrants on a cashless basis. Except as described herein, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Except as described under “—Redemption of Warrants When the Price per Class A common stock Equals or Exceeds $10.00,” if holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering such warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “historical fair market value” of the Class A common stock over the exercise price of the warrants by (y) the fair market value. For these purposes, the “historical fair market value” will mean the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

Reserve for Issuance

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	June 30,	March 31,
	2021	2021
Redeemable convertible preferred stock	—	209,181,855
Outstanding stock options	65,962,668	67,377,405
Outstanding restricted stock units	2,837,769	—
Outstanding private warrants	8,113,999	—
Outstanding public warrants	16,951,609	—
Remaining shares available for future issuance under 2006 Equity Incentive Plan	—	2,259,758
Remaining shares available for future issuance under 2021 Equity Incentive Plan	67,182,537	—
Total shares of common stock reserved	161,048,582	278,819,018

11.    Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In 2006, the Company established its 2006 Equity Incentive Plan, as amended (the “2006 Plan”), which provides for the grant of stock options and restricted stock to employees, directors, officers and consultants of the Company. The Plan allows for time-based or performance-based vesting for the awards. The Plan has been amended and restated at various times since its adoption. As of June 30, 2021, there have been no performance-based awards granted under the Plan.

On June 10, 2021, at an extraordinary general meeting of shareholders of VGAC (the “VGAC Shareholder Meeting”), the shareholders of VGAC approved the 23andMe Holding Co. 2021 Incentive Equity Plan (the “2021 Plan”) and reserved 136,000,000 authorized shares of the Company’s Class A common stock. In addition, all equity awards of 23andMe, Inc. that were issued under the Plan were converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A common stock. As a result, each 23andMe, Inc. stock option was converted into an option to purchase shares of the Company’s Class A common stock based on an exchange ratio of 2.293698169. As of the effective date of the 2021 Plan, no further stock awards have been or will be granted under the 2006 Plan.

The Incentive Equity Plan authorizes the issuance or transfer of up to 136,000,000 shares of Class A common stock. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting in 2022, in an amount equal to (i) 22,839,019 shares of Class A common stock, (ii) 3.0% of the aggregate number of shares of Class A common stock and Class B common stock outstanding, or (iii) a lesser number of shares determined by the Company’s board of directors prior to the applicable January 1.

Options under the Plan have a contractual life of up to ten years. The exercise price of a stock option shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. For Incentive Stock Options (“ISO”) as defined in the Internal Revenue Code of 1986 (“the Code”), the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant as determined by the Board of Directors. The Company’s options generally vest over four years. Under the Plan, stock option awards entitle the holder to receive one share of common stock for every option exercised.

In connection with the Merger, all the 23andMe, Inc. option holders received an equivalent award at an exchange ratio of 2.293698169 that vest in accordance with the original terms of the award. The Company determined this to be a Type I modification but did not record any incremental stock-based compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification.

Stock Option Activity

Stock option activity and activity regarding shares available for grant under the Plan is as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, years, and per share data)
Balance as of March 31, 2021	29,375,026	$9.37	7.1	$403,498
Recapitalization	38,002,437	$(5.28)
Balance as of March 31, 2021	67,377,463	$4.09
Granted	—
Exercised	(818,479)	$3.12
Cancelled/Forfeited/Expired	(596,316)	$4.79
Balance as of June 30, 2021	65,962,668	$4.09	6.9	$501,155
Vested and exercisable as of June 30, 2021	39,327,557	$3.49	5.7	$322,319

The weighted average grant-date fair value of options granted for the three months ended June 30 2020 was $3.00 per share, and the intrinsic value of vested options exercised was $5.7 million and $2.3 million for the three months ended June 30, 2021 and 2020, respectively. There were no options granted during the three months ended June 30, 2021. As of June 30, 2021, unrecognized stock-based compensation cost related to unvested stock options was $73.6 million, which is expected to be recognized over a weighted-average period of 2.5 years. The cash flows resulting from the tax benefits for tax deductions resulting from the exercise of stock options in excess of the compensation expense recorded for those options (excess tax benefits) are classified as a cash flow from financing activities. Due to a full valuation allowance on deferred tax assets, the Company did not recognize any tax benefit from stock option exercises for the three months ended June 30, 2021.

The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Three Months Ended June 30,
	2020
	Min	Max
Expected term (years)	6.0	6.1
Expected volatility	67%	68%
Risk-free interest rate	0.4%	0.5%
Expected dividend yield	—	—

Restricted Stock Units (RSUs)

Under the 2006 Plan and 2021 Plan, RSUs may be granted to employees, non-employee directors and consultants. The RSUs vest ratably over a period ranging from one to four years and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

The following table summarizes the restricted stock unit activity under the equity incentive plans and related information:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2021	—	—
Granted	2,837,769	$10.08
Vested	—	—
Cancelled/forfeited	—	—
Balance as of June 30, 2021	2,837,769	$10.08
Expected to vest, June 30, 2021	2,837,769	$10.08

As of June 30, 2021, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $27.7 million, which is expected to be recognized over a weighted-average period of 3.7 years.

Employee Stock Purchase Plan

On June 10, 2021, at the VGAC Shareholder Meeting, the shareholders of VGAC approved the 23andMe Holding Co. Employee Stock Purchase Plan (the “ESPP”).

The Company expects to file a registration statement on Form S-8 to register the shares of Class A common stock issuable pursuant to the terms of the ESPP once it is eligible to do so. Accordingly, as of June 30, 2021, no shares of our Class A common stock have been purchased under the ESPP.

Stock-Based Compensation

The total share-based compensation expense related to stock options and restricted stock units by line item in the accompanying unaudited condensed consolidated statements of operations is summarized as follows:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Cost of revenue	$798	$179
Research and development	5,607	4,199
Sales and marketing	903	829
General and administrative	2,329	4,494
Total stock-based compensation expense	$9,637	$9,701

Secondary Sale Transactions

During the three months ended June 30, 2020, certain current and former employees sold shares of common stock to certain existing shareholders at a sales price that was above the then-current fair value. Since the purchasing parties are entities affiliated with a holder of economic interest in the Company and acquired the shares from current and former employees at a price in excess of fair value of such shares, the amount paid in excess of the fair value of common stock at the time of the secondary sales was recorded as compensation expense.

Total stock-based compensation expense related to the secondary sale transactions of $1.7 million included in the unaudited condensed consolidated statements of operations for the three months ended June 30, 2020 was recorded within general and administrative expenses.

12.    Income Taxes

The components of the Company’s loss before provision for (benefit from) income taxes for the three months ended June 30, 2021 and June 30, 2020 were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Domestic	$(42,026)	$(35,770)
Loss before provision for (benefit from) income taxes	$(42,026)	$(35,770)

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three months ended June 30, 2021 and June 30, 2020, the Company recognized no provision for income taxes. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

13.    Net Loss Per Share Attributable to Common Stockholders

Prior to the Merger and prior to effecting the recapitalization, the net loss attributable to common stockholders was allocated based on the contractual participation rights of the 23andMe, Inc. Class A and 23andMe, Inc. Class B common stock. As the liquidation and dividend rights of 23andMe, Inc. Class A and 23andMe, Inc. Class B common stock are identical, the net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for 23andMe, Inc. Class A and 23andMe, Inc. Class B common stock under the two class method. Earnings per share calculations for all periods prior to the Merger have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the reverse capitalization.

Subsequent to the Merger, the Company continues to have two classes of common stock: Class A and Class B common stock. Similar to the previous structure, the rights are identical, including liquidation and dividend rights, except the Company’s Class B common stock has additional voting rights and is convertible at any time at the option of the holder into Class A common stock, and is automatically converted into Class A common stock upon transfer (except for certain permitted transfers). The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A and Class B common stock under the two class method.

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three months ended June 30, 2021 or 2020. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period. The Company’s redeemable, stock options and early exercised stock options are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Net loss attributable to common stockholders is equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,
	2021		2020
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(7,945)	$(34,081)	$(7,569)	$(28,201)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	31,797,184	136,394,578	19,800,551	73,776,756

Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	$(0.25)	$(0.38)	$(0.38)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	As of June 30,
	2021		2020
	Class A	Class B	Class A	Class B
Redeemable convertible preferred stock	—	—	—	198,274,933
Outstanding stock options	65,962,668	—	—	67,299,602
Issuance of common stock upon early exercise of options (unvested)	—	—	—	7,894,144
Restricted stock units	2,837,769	—	—	—
Warrants	25,065,608	—	—	—
Total	93,866,045	—	—	273,468,679

14.    Related Party Transactions

As described in Note 5, "Collaborations," in July 2018, the Company and GSK entered into a collaboration agreement, and there were transactions with GSK during the three months ended June 30, 2021 and 2020. At the time the collaboration agreement was entered into, GSK also purchased 17,291,066 shares of Series F-1 redeemable convertible preferred stock of 23andMe, Inc. These shares were converted into a like number of shares of Class B common stock of 23andMe, Inc. immediately prior to the Merger, and were exchanged pursuant to the Share Conversion Ratio into shares of the Company’s Class B common stock in the Business Combination. GSK has a greater than 10% voting interest in the Company as of June 30, 2021.

As described in Note 3, "Recapitalization", in February 2021, concurrently with the execution of the Merger Agreement, VGAC entered into subscription agreements with certain investors to which such investors collectively subscribed for an aggregate of 25,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $250,000,000. The Anne Wojcicki Foundation, which subscribed for 2,500,000 shares of the Company's Class A common stock, is affiliated with the Company’s CEO and therefore a related party.

15.    Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 13, 2021, the date at which the condensed consolidated financial statements were available to be issued.

Legal Matters

On July 13, 2021, Celmatix amended its complaint asserting an additional claim against the Company for fraudulent inducement of contract. Refer to Note 8, "Legal Matters", above.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Current Report on From 8-K filed on June 21, 2021, including the audited consolidated financial statements of 23andMe as of March 31, 2021 and 2020 filed as Exhibit 99.1 thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein, as well as the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” of this Form 10-Q, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the "Company," “we,” “us,” and “our” refer to 23andMe Holding Co., a Delaware corporation formerly known as VG Acquisition Corp. and its consolidated subsidiary. References to VG Acquisition Corp. or "VGAC" refer to the Company prior to the consummation of the Business Combination.

Overview

23andMe Holding Co., formerly known as VG Acquisition Corp., is a mission-driven company dedicated to empowering customers to live healthier lives. Our mission is to help people access, understand and benefit from the human genome.

We pioneered direct-to-customer genetic testing through our PGS products and services. Our PGS business provides customers with a full suite of genetic reports, including information on customers’ genetic ancestral origins, personal genetic health risks, and chances of passing on certain rare carrier conditions to their children, as well as reports on how genetics can affect responses to medications. We believe that by providing customers with direct access to their genetic information, we can empower them to make better decisions by arming them with information about their risks of developing certain diseases or conditions and by highlighting opportunities for prevention and mitigation of disease. We provide customers with an engaging experience, including access to frequent updates to their genetic health and ancestry reports and new product features, the ability to connect with genetic relatives, and, as of October 2020, a subscription option for extended health insights. Customers have the option to participate in our research programs and over 80% of our customers have done so. We analyze consenting customers’ genotypic data together with phenotypic data they provide to us concerning their physical characteristics, family origins, lifestyle and other habits. We analyze this data using our proprietary machine learning and other analytic techniques in order to discover insights into whether and how particular genetic variants affect the likelihood of individuals developing specific diseases. These insights may highlight opportunities to develop a drug to treat or cure a specific disease.

Our Therapeutics business focuses on the use of genetic insights to validate and develop novel therapies to improve patients’ lives. We currently have research programs across several therapeutic areas, including oncology, respiratory, and cardiovascular diseases. In July 2018, we signed an exclusive agreement with GSK to leverage genetic insights to validate, develop and commercialize promising drugs. This multi-year collaboration is expected to identify and prioritize genetically validated drug targets, enable rapid progression of clinical programs, and bring useful new drugs to market. For example, our most advanced program, which has begun clinical trials, is in Immuno-oncology and is being pursued in collaboration with GSK.

In addition to our collaboration with GSK, we have several proprietary programs, one of which is being pursued in collaboration with Almirall, S.A. Our second most advanced program, P006, is an antibody that blocks the suppression of T-cells by tumors and reactivates their immune response. P006 is wholly-owned by the Company, and we anticipate that this program will begin clinical trials by the end of fiscal year 2022. Following the expiration of the GSK Agreement, we will have the opportunity to collaborate with, or out-license other wholly-owned programs to third parties or to develop them independently.

We operate in two reporting segments: Consumer & Research Services and Therapeutics. The Consumer & Research Services segment consists of our PGS business, as well as research services that we perform under agreements with third parties, including the GSK Agreement, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. For the three months ended June 30, 2021, substantially all our revenues were derived from our Consumer & Research Services segment.

The table below reflects our revenue for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Consumer & Research Services Revenue	$59,239	$48,009	$11,230	23%
Therapeutics Revenue	—	48	(48)	(100%)
Total Revenue	$59,239	$48,057	$11,182	23%

The table below reflects our two segments’ Adjusted EBITDA (as defined below) for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Consumer & Research Services
Adjusted EBITDA*	$(505)	$(4,236)	$3,731	(88%)
Therapeutics
Adjusted EBITDA*	$(18,303)	$(9,394)	$(8,909)	95%

*     Adjusted EBITDA is the measure of segment profitability reported to our Chief Executive Officer, who is our chief operating decision-maker (“CODM”). We define Adjusted EBITDA as net income before net interest expense (income), net other expense (income), which includes changes in the fair value of the warrants, depreciation and amortization of fixed assets, amortization of internal use software, non-cash stock-based compensation expense, and expenses related to other charges, if applicable, for the period. See “—Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net loss.

Recent Developments

Consummation of Business Combination

On June 16, 2021 (the “Closing Date”), we consummated our initial business combination (the “Merger” and the closing of the Merger, the “Closing”) as contemplated by the Agreement and Plan of Merger, dated February 4, 2021, by and among VGAC, Chrome Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of VGAC (“Merger Sub”), and 23andMe, Inc. (as amended, the “Merger Agreement”).

Upon the Closing Date, VGAC filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a charter and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which VGAC was domesticated and continued as a Delaware corporation, changing its name to “23andMe Holding Co.” (the “Domestication”). As a result of and upon the effective time of the Domestication, among other things, (1) each of the then issued and outstanding shares of Class A ordinary shares of VGAC (the “VGAC Class A ordinary shares”) and Class B ordinary shares of VGAC, automatically converted, on a one-for-one basis, into shares of Class A common stock, $0.0001 par value per share, of the Company (the “Class A common stock”); (2) each then issued and outstanding warrant of VGAC (the “VGAC warrants”) automatically converted into a warrant (a “Warrant”) to acquire one share of Class A common stock; and (3) each of the then issued and outstanding units of VGAC that had not been previously separated into the underlying VGAC Class A ordinary shares and underlying VGAC warrants upon the request of the holder thereof, were canceled and entitled the holder thereof to one share of Class A common stock and one-third of one Warrant.

On the Closing Date, Merger Sub merged with and into 23andMe, Inc., with 23andMe, Inc. being the surviving corporation and a wholly owned subsidiary of the Company (together with the Merger and the Domestication, the “Business Combination”).

Immediately prior to the effective time of the Merger, each share of 23andMe, Inc. preferred stock converted into one share of Class B common stock of 23andMe, Inc. (the “23andMe, Inc. Class B common stock”) (such converted shares, the “23andMe, Inc. Converted Preferred Shares”). As a result of and upon the Closing, (i) each share of Class A common stock of 23andMe, Inc. (“23andMe, Inc. Class A common stock”) was canceled and converted into the right to receive the applicable portion of the merger consideration comprised of shares of Class A common stock, as determined pursuant to the Share Conversion Ratio (as defined in the Merger Agreement), (ii) each share of 23andMe, Inc. Class B common stock, including the 23andMe, Inc. Converted Preferred Shares, was canceled and converted into the right to receive the applicable portion of the merger consideration comprised of Class B common stock, par value $0.0001 per share, of the Company (the “Class B common stock”), as determined pursuant to the Share Conversion Ratio, and (iii) each restricted stock unit and outstanding option to purchase 23andMe, Inc. Class A common stock and 23andMe, Inc. Class B common stock (whether vested or unvested) was assumed by the Company and converted into comparable restricted stock units and options that are exercisable for shares of Class A common stock, with a value determined in accordance with the Share Conversion Ratio.

Prior to the Business Combination, VGAC’s units, public shares, and public warrants were listed on the New York Stock Exchange under the symbols “VGAC.U,” “VGAC,” and “VGAC WS,” respectively. Following the consummation of the Business Combination, on June 17, 2021, the Company's Class A common stock and public Warrants began trading on The Nasdaq Global Select Market (“Nasdaq”), under the symbols “ME” and “MEUSW,” respectively.

23andMe, Inc. is considered the Company’s accounting predecessor. The Merger was accounted for as a reverse recapitalization with 23andMe as the accounting acquirer and VGAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of 23andMe, Inc. and its wholly owned subsidiary.

Redemption of VGAC Class A Ordinary Shares

In connection with the consummation of the Business Combination, holders of 16,667,061 VGAC Class A ordinary shares elected to have their shares redeemed.

Consummation of PIPE Investment

On February 4, 2021, concurrently with the execution of the Merger Agreement, VGAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 25,000,000 shares of Class A common stock at $10.00 per share for aggregate gross proceeds of $250,000,000 (the “PIPE Investment”). The PIPE Investments were consummated substantially concurrently with the closing of the Merger.

COVID-19 Impact

We are continuing to closely monitor the impact of the COVID-19 pandemic in all aspects of our business. We rely entirely on third-party vendors in our PGS supply chain, including our PGS kit and array manufacturers, order fulfillment vendor, and our DNA-processing lab vendor. These vendors have independent responses to managing the effect of the COVID-19 pandemic, and we have not experienced any disruptions in our ability to fulfill and process PGS orders to date. In our Therapeutics segment, the advancement of our programs requires our scientists to have physical access to our laboratory facilities on a continuing basis, and we have implemented health and safety protocols and procedures to keep our laboratory facilities operating during the COVID-19 pandemic. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. Despite our mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business, which are described in more detail in “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. The duration of the COVID-19 pandemic and the impact of the efforts being made to contain it or to flatten the spread of the disease cannot be predicted with any accuracy, and this uncertainty could have a material impact on our financial results for the foreseeable future.

We have taken other measures in response to the ongoing COVID-19 pandemic, including closing our offices and implementing a work from home policy for most of our workforce, suspending employee travel and in-person meetings at our facilities, and amplifying monitoring of our inventory levels and supply chain. We may take further actions that alter our business operations that we determine are in the best interests of our employees, customers, and stockholders or as may be required by federal, state, or local authorities.

To help our customers and others during the ongoing pandemic, we created an online COVID-19 Information Center, which contains data from the US Centers for Disease Control and our own COVID-19 research study that evaluated genetic differences in both susceptibility and severity of the disease. The site includes data from both sources, offers people a place to learn more about the virus, and highlights conditions that carry added risks.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and included (or incorporated by reference) in the section of this Form 10-Q titled “Risk Factors.”

New Customer Acquisition

Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by, and in the future will continue to be affected by, the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 81% and 72% of our total revenues for the three months ended June 30, 2021 and 2020, respectively. In addition, kit sales are a source of subscribers to our new subscription service. We expect kit sales and our new subscription service to grow as we increase awareness of our current and new offerings in existing markets, expand into new ones, and enhance our subscription service with new features.

Purchasing patterns of our kits are largely influenced by product innovation, marketing spend and varying levels of price discounting on our products. These promotional windows have typically aligned with gift-giving portions of the year, with an emphasis on the holiday period, other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day, and Amazon Prime Day, which may change from year to year. Historically, we have experienced higher revenue in the fourth quarter of the fiscal year compared to other quarters. Over time, we expect the seasonality of our business to continue, with pronounced increases in revenue recognized in the fourth quarter. We generally incur higher sales and marketing expenses during holiday promotional periods, which have included, among others, Mother’s Day, Father’s Day and the November-December holidays.

Engagement of Research Participants

Our ability to conduct research and grow our database depends on our customers’ willingness to consent to participate in our research. Approximately 80% of our customers have consented to participate in research. These customers permit us to use their de-identified data in our research and many of them regularly respond to our research surveys, providing us with phenotypic data in addition to the genetic data in their DNA samples. We analyze this genotypic and phenotypic data and conduct genome-wide association studies and phenome-wide association studies, which enable us to determine whether particular genetic variants affect the likelihood of individuals developing certain diseases.

Our customers can withdraw their consent at any time. If a significant number of our customers were to withdraw their consent, or if the percentage of consenting customers were to decline significantly in the future, our ability to conduct research successfully could be diminished, which could adversely affect our business.

Drug Target Productivity of Our Genetics Database

Our genetics database underpins our research programs and enables us to identify drug targets with novel genetic evidence. As of March 31, 2021, we have identified over 40 drug targets. We expect the current productivity of our genetics database to continue based on the increasing amounts of data that we expect to result from increased kit sales and customer engagement. Any significant decline in such productivity would have a negative impact on our ability to identify drug targets and ultimately to develop and commercialize new drugs.

Development of Therapeutic Product Candidates

Our ability to successfully identify and develop therapeutic product candidates will determine the success of our Therapeutics business over time. Developing therapeutic product candidates with novel genetic evidence requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. We have over 40 programs in our pipeline in various stages of research and development that have been selected and are being pursued.

We have one therapeutic product candidate, CD96, in clinical development and we expect our P006 candidate to enter clinical development by the end of our fiscal year 2022. Additional programs are in research or preclinical stages of development. We have incurred, and will continue to incur, significant research and development costs for preclinical studies and clinical trials. We expect that our research and development expenses will continue to constitute a significant portion of our expenses in future periods.

Collaborations

Substantially all of our research services revenues are generated from the GSK Agreement, which expires in fiscal 2023 unless extended by GSK into fiscal 2024. Additionally, all of our Therapeutics revenue for the three months ended June 30, 2021 and 2020 were derived from our agreements with GSK and Almirall, S.A.

Our ability to enter into new collaboration agreements will affect our research services revenues. If we are unable to enter into additional collaboration agreements, our future research services revenue may decline.

Ability to Commercialize Our Therapeutics Products

Our ability to generate revenue from our therapeutic product candidates depends on our and our collaborators’ ability to successfully complete clinical trials for our therapeutic product candidates and receive regulatory approval, particularly in the United States, Europe, and other major markets.

We believe that our broad portfolio of therapeutic product candidates with novel genetic evidence and validated targets enhances the likelihood that our research and development efforts will yield successful therapeutic product candidates. Nonetheless, we cannot be certain if any of our therapeutic product candidates will receive regulatory approvals. Even if such approvals are granted, we will thereafter need to establish manufacturing and supply arrangements and engage in extensive marketing effort and expenses prior to generating any revenue from such products. The ultimate commercial success of our products will depend on their acceptance by patients, the medical community and third-party payors, their ability to compete effectively with other therapies in the market, and the appropriate pricing and reimbursement of the products by third-party payors.

The competitive environment is also an important factor with the commercial success of our therapeutic product candidates, and our ability to successfully commercialize a therapeutic product candidate will depend on whether there are competing therapeutic product candidates in development or already marketed by other companies.

Expansion into New Categories

We launched our 23andMe+ subscription service in October 2020. We expect to expand into new categories and innovative healthcare models with the goal of driving future growth. Those opportunities include product enhancements, such as our proprietary polygenic risk scores, new product offerings aimed at extending our personalized and customer-centric philosophy to primary healthcare, and potential acquisitions of other consumer-oriented healthcare businesses. Such expansion would allow us to increase the number of engaged customers who purchase or subscribe for additional products and services.

Success of our subscription service will depend upon our ability to acquire and retain subscribing customers over an extended period. Retention of customers will be based on the perceived value of the premium content and features they receive. If we are unable to provide sufficiently compelling new content and features, subscribers may not renew.

Investments in Growth and Innovation

Our research platform is based on a continually growing database of genotypic and phenotypic information. Our database allows us to conduct analyses in a multi-directional fashion, by searching for genetic signatures of particular diseases or the likelihood of a particular genetic variant causing disease in a particular individual or group of individuals who share the same trait. Our platform enables us to rapidly and serially conduct studies across an almost unlimited number of conditions at unprecedented statistical power, yielding insights into the causes and potential treatments of a wide variety of diseases.

We believe that our research platform enables us to rapidly identify genetically validated drug targets with improved odds of clinical success. With our state-of- the-art bioinformatics capabilities, we analyze the trillions of data points in our database, optimizing the use of our resources, to genetically validate drug targets, inform patient selection for clinical trials, and increase the probability of success of our programs. We plan to advance new drugs through the rapid selection of those with compelling clinical promise.

We expect to continue investing in our business to capitalize on market opportunities and the long-term growth of our company. We intend to make significant investments in therapeutics research and development efforts and in marketing to acquire new customers and drive brand awareness, and also expect to incur software development costs as we work to enhance our existing products, expand the depth of our subscription service and design new offerings. In addition, we expect to incur additional expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter depending, for example, on when significant hiring takes place, and as we focus on building out different aspects of our business.

Basis of Presentation

The consolidated financial statements and accompanying notes of the Company included elsewhere in this Form 10-Q include the accounts of 23andMe Holding Co. and its consolidated subsidiary, and were prepared in accordance with U.S. GAAP. As 23andMe, Inc. is considered the Company’s accounting predecessor, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of 23andMe, Inc. and its wholly-owned subsidiary.

As discussed above, we operate in two reporting segments: Consumer & Research Services and Therapeutics. The Consumer & Research Services segment consists of our PGS business, as well as research services that we perform under agreements with third parties, including the GSK Agreement, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. Substantially all our revenues are derived from our Consumer & Research Services segment.

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans and make strategic decisions. We believe the following metrics are useful in evaluating our business:

•
Customers. When we refer to our “Customers,” this means individuals who have registered a kit on our website. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming subscribers to our new 23andMe+ subscription service, especially if they consent to participate in our research. We had 11.6 million Customers as of June 30, 2021.
•
Consenting Customers. “Consenting Customers” are Customers who have affirmatively opted in to participate in our research program. Consenting Customers are critical to our research programs and to the continuing growth of our database, which we use to identify drug targets and to generate new and interesting additional ancestry and health reports. Moreover, Consenting Customers respond to our research surveys, providing useful phenotypic data about their traits, habits and lifestyles, which we analyze using de-identified data to determine whether a genetic variant makes an individual more or less likely to develop certain diseases. A Consenting Customer is likely to be more engaged with our brand, which may lead to the purchase of our 23andMe+ subscription service and to participation in further research studies, helping us to advance our research. Approximately 80% of our Customers are Consenting Customers.

•
Subscribers. This metric represents the number of subscribers who have signed up for our 23andMe+ subscription service, which was launched in October 2020. We believe that 23andMe+ will position us for future growth, as the annual membership model represents a previously untapped source of recurring revenue. We are continually investing in new reports and features to provide to subscribers as part of the 23andMe+ membership, which we believe will enhance customer lifetime value as customers can make new discoveries about themselves. We believe that this, in turn, will help to scale our customer acquisition costs and create expanding network effects. As of the fiscal year ended March 31, 2021, our 23andMe+ membership base had approximately 125,000 subscribers.
•
Adjusted EBITDA. Adjusted EBITDA is the measure of segment profitability reported to our Chief Executive Officer, the CODM. See “—Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net loss.
•
Validated Targets. We have seen a rapid acceleration in the discovery of genetically identified and biologically validated disease targets from the database and anticipate continued growth in the future. As of the fiscal year ended March 31, 2021, we had genetically identified and biologically validated nineteen disease targets.

Components of Results of Operations

Revenue

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Our consolidated revenue is composed primarily of sales of PGS kits to customers, as well as revenues from target discovery activities as part of our research collaborations through our Consumer & Research Services segment. Additionally, revenue is generated through our collaboration agreements in our Therapeutics segment primarily as a result of the out-licensing of intellectual property to collaboration partners.

See Note 2 to our accompanying unaudited condensed consolidated financial statements for a more detailed discussion of our revenue recognition policy.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue for PGS primarily consists of cost of raw materials, lab processing fees, personnel-related expenses, including salaries, benefits and stock-based compensation, shipping and handling, and allocated overhead. Cost of revenue for research services primarily consists of personnel-related expenses, including salaries, benefits and stock-based compensation, and allocated overhead. We expect cost of revenue to increase in the foreseeable future in absolute dollars but gradually decrease as a percentage of revenue over the long term.

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the volume of PGS kit sales recognized, the prices we charge for our PGS products and research services, the fees we incur for lab processing PGS kits and revenues from our collaboration agreements. We expect our Consumer & Research Services gross margin to increase over the long term as subscription revenues become a higher percentage of revenue mix, although our gross margin may fluctuate from period to period. Substantially all our research services revenue is currently derived from the GSK Agreement. If we are unable to add new research services agreements, our research services revenue may decline substantially following the expiration of the GSK Agreement.

Operating Expenses

Our operating expenses primarily consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related expenses, which include salaries, benefits and stock-based compensation, is the most significant component of research and development and general and administrative expenses. Advertising and brand-related spend and personnel related expenses represent the primary components of sales and marketing expenses. Operating expenses also include allocated overhead costs. Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Allocated overhead costs include shared costs associated with facilities (including rent and utilities) and related personnel, information technology and related personnel, and depreciation of property and equipment.

Research and Development Expenses

Our research and development expenses support our efforts to add new services, to add new features to our existing services, and ensure the reliability and scalability of our services. Research and development expenses primarily consist of personnel-related expenses, including salaries, benefits and stock-based compensation associated with our research and development personnel, collaboration expenses, laboratory services and supplies costs, third-party data services, and allocated overhead.

We plan to continue to invest in personnel to support our research and development efforts. We intend to make significant investments in therapeutics research and development efforts as we ramp up our clinical trials and the GSK collaboration. This multi-year collaboration with GSK is expected to validate drug targets with novel genetic evidence, enable rapid progression of clinical programs, and bring useful new drugs to market. We expect that research and development expenses will increase on an absolute dollar basis in the foreseeable future as we continue to invest in our products, pipeline and infrastructure for long-term growth. In addition, our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of advertising costs, personnel-related expenses, including salaries, benefits and stock-based compensation associated with our sales and marketing personnel, and outside services. Outside services are primarily related to sales consultants that support sales of PGS kits.

Advertising costs consist primarily of direct expenses related to television and radio advertising, including production and branding, paid search, online display advertising, direct mail, and affiliate programs. Advertising production costs are expensed the first time the advertising takes place, and all other advertising costs are expensed as incurred. Deferred advertising costs primarily consist of vendor payments made in advance to secure media spots across varying media channels, as well as production costs incurred before the first time the advertising takes place. Deferred advertising costs are expensed on the first date the advertisements occur. In addition, advertising costs include platform fees due to brokers related to our third-party retailers.

We expect our sales and marketing expenses to gradually decrease as a percentage of revenue over the long term, although our sales and marketing expenses may fluctuate as a percentage of revenue from period to period due to promotional strategies that drive the timing and amount of these expenses.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel-related expenses, including salaries, benefits and stock-based compensation associated with corporate management, including our CEO office, finance, legal, compliance, regulatory and other administrative personnel. In addition, general and administrative expenses include professional fees for external legal, accounting and other consulting services, as well as credit card processing fees related to PGS kit sales.

We expect general and administrative expenses to increase for the foreseeable future as we increase headcount with the growth of our business. We also expect general and administrative expenses to increase in the near term as a result of operating as a public company, including expenses associated with compliance with SEC rules and regulations, and related increases in legal, audit, insurance, investor relations, professional services and other administrative expenses. However, we anticipate general and administrative expenses to gradually decrease as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Interest Income and Other (Expense) Income, Net

Interest income consists of interest income earned on our cash deposits. Other (expense) income, net primarily consists of change in fair value of warrant liabilities and other non-operating income and expenditures.

Results of Operations

Comparisons for Three Months ended June 30, 2021 and June 30, 2020

The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue	$59,239	$48,057	$11,182	23%
Cost of revenue(1)	28,542	25,563	2,979	12%
Gross profit	30,697	22,494	8,203	36%
Operating expenses:
Research and development(1)	44,232	34,370	9,862	29%
Sales and marketing(1)	15,419	10,655	4,764	45%
General and administrative(1)(2)	12,596	14,191	(1,595)	(11%)
Total operating expenses	72,247	59,216	13,031	22%
Loss from operations	(41,550)	(36,722)	(4,828)	13%
Other income (expense):
Interest income	44	74	(30)	(41%)
Other (expense) income, net	(520)	878	(1,398)	(159%)
Net loss and comprehensive loss	$(42,026)	$(35,770)	$(6,256)	17%

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2021	2020
Cost of revenue	$798	$179
Research and development	5,607	4,199
Sales and marketing	903	829
General and administrative	2,329	4,494
Total stock-based compensation expense	$9,637	$9,701

(2)
Includes stock-based compensation expense related to secondary sale transactions of $1.7 million for the three months ended June 30, 2020.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,
	2021	2020
	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	48%	53%
Gross margin	52%	47%
Operating expenses:
Research and development	75%	72%
Sales and marketing	26%	22%
General and administrative	21%	29%
Total operating expenses	122%	123%
Loss from operations	(70%)	(76%)
Other income (expense):
Interest income	0%	0%
Other (expense) income, net	-1%	2%
Net loss	(71%)	(74%)

Revenue

Total revenue increased by $11.2 million, or 23%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was due primarily to an increase in consumer services revenue of $13.1 million, driven mainly by higher PGS kit sales volume, which resulted from increased marketing spending and growth in consumer demand, as well as $1.1 million in subscription services revenue following our launch of the subscription offering in October 2020. This increase in consumer services revenue was partially offset by a $1.9 million decrease in research services revenue due to the completion of certain research projects that ended during the fiscal year ended March 31, 2021, as well as a reduction in the number of hours spent by our personnel on target discovery activities during the period under the GSK Agreement.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue increased by $3.0 million, or 12%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in cost of revenue was due primarily to a $3.4 million increase in costs related to consumer services revenue, driven mainly by a growth in the volume of PGS kit sales recognized during three months ended June 30, 2021. This increase was partially offset by a $0.4 million decrease in costs associated with drug target discovery activities under the GSK collaboration and other research projects.

Our gross profit increased by $8.2 million, or 36%, to $30.7 million for the three months ended June 30, 2021 from $22.5 million for the three months ended June 30, 2020. The increase in gross profit was primarily due to the increase in consumer services revenue.

Our gross margin improved year over year, from 47% for the three months ended June 30, 2020 to 52% for the three months ended June 30, 2021, due to operating efficiencies and lower costs in lab processing and increased revenue from subscription services, which generates a higher gross margin than our PGS kit sales.

Research and Development Expenses

The following table sets forth our research and development expenses for the three months ended June 30, 2021 and 2020, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Lab-related research services	$11,145	$4,503	$6,642	147%
Personnel-related expenses (salaries, benefits & stock-based compensation)	19,786	17,095	2,691	16%
Depreciation, equipment and supplies	2,247	3,070	(824)	(27%)
Facilities, other overhead allocation, and other	11,054	9,701	1,353	14%
Total research and development expenses	$44,232	$34,370	$9,862	29%

Research and development expenses for the three months ended June 30, 2021 was $44.2 million, compared to $34.4 million for three months ended June 30, 2020. This increase of $9.9 million, or 29%, is primarily attributable to the increase in lab-related research services of $6.6 million related to funding for our programs with GSK and to advancing our Therapeutics portfolio. Personnel-related expenses increased $2.7 million due to increased headcount and stock-based compensation. In addition, facilities and other overhead allocation increased $1.4 million due to higher allocated overhead costs and increased headcount during the three months ended June 30, 2021. These increases were partially offset by a $0.8 million decrease in depreciation, equipment and supplies.

For the three months ended June 30, 2021 and 2020, 53% and 63% of total research and development expenses are attributable to the Consumer and Research Services business, respectively, and 47% and 37% are attributable to our Therapeutics business. The increase attributable to the Therapeutics business is driven by our continued investment in drug discovery and advancement of ongoing programs.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses for the three months ended June 30, 2021 and 2020, and the dollar and percentage change between the two periods (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Advertising & brand	$9,032	$3,797	$5,235	138%
Personnel-related expenses (salaries, benefits & stock-based compensation)	3,055	3,701	(646)	(17%)
Outside services, equipment and supplies	1,368	1,102	266	24%
Facilities and other overhead allocation	1,964	2,055	(91)	(4%)
Total sales and marketing expenses	$15,419	$10,655	$4,764	45%

Sales and marketing expenses for the three months ended June 30, 2021 amounted to $15.4 million, compared to $10.7 million for three months ended June 30, 2020, representing an increase of $4.8 million, or 45%. This increase was primarily driven by the $5.2 million in advertising and brand-related spend in our marketing programs to grow our consumer business.

General and Administrative Expenses

Total general and administrative expenses decreased by $1.6 million, or 11%, from $14.2 million for the three months ended June 30, 2020 to $12.6 million for the three months ended June 30, 2021. The decrease in general and administrative expense was due primarily to a decrease of $3.5 million in personnel-related expenses from $9.4 million for three months ended June 30, 2020 to $5.9 million for the three months ended June 30, 2021. This decrease in personnel-related expenses was mainly due to the $3.9 million stock-based compensation expense adjustments arising from an option modification that occurred in the prior fiscal year and secondary transactions that occurred during the three months ended June 30, 2020, offset by a $0.4 million increase in other personnel-related expenses due to increased headcount. The decrease was partially offset by a $0.9 million increase in outside services, which amounted to $2.8 million and $1.9 million for the three months ended June 30, 2021 and 2020 respectively, mainly attributable to audit and consulting services related to the Business Combination. There was also a $0.8 million increase in other operating expenses primarily consisting of credit card processing fees related to the increase in PGS kit sales and a $0.2 million increase in facilities expenses and other overhead allocation.

Interest income

Interest income was less than $0.1 million for the three months ended June 30, 2021 and 2020. The decrease in interest income was attributable to the decreases in global interest rates.

Other (Expense) Income, Net

Other (expense) income, net decreased by $1.4 million, or 159% from $0.9 million for the three months ended June 30, 2020 to $0.5 million for the three months ended June 30, 2021. This decrease was due to a lease reassessment that occurred in June 2020, which resulted in a one-time $0.9 million gain during the three months ended June 30, 2020, and a $0.5 million decrease in other income related to the change in fair value of warrant liabilities in the current period for the warrants that were assumed in connection with the Business Combination.

Adjusted EBITDA

We evaluate the performance of each segment based on Adjusted EBITDA, which is a non-GAAP financial measure that we define as net income before net interest expense (income), other expense (income), depreciation and amortization of fixed assets, amortization of internal use software, non-cash stock-based compensation expense, and expenses related to restructuring and other charges, if applicable for the period. Adjusted EBITDA is a key measure used by our management and the board of directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our board of directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.

Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net loss and other U.S. GAAP results.

The following tables reconcile net loss to Adjusted EBITDA for the three months ended June 30, 2021 and 2020 on a company-wide basis and for each of our segments (dollars in thousands):

	Three Months Ended June 30,
	2021	2020
Segment Revenue
Consumer & Research Services	$59,239	$48,009
Therapeutics	—	48
Total revenue	$59,239	$48,057
Segment Adjusted EBITDA
Consumer & Research Services Adjusted EBITDA	$(505)	$(4,236)
Therapeutics Adjusted EBITDA	(18,303)	(9,394)
Unallocated Corporate (1)	(8,467)	(6,199)
Total Adjusted EBITDA	$(27,275)	$(19,829)

Reconciliation of net loss to Adjusted EBITDA
Net loss	$(42,026)	$(35,770)
Adjustments:
Interest (income), net	(44)	(74)
Other (income) expense, net	520	(878)
Depreciation and amortization	4,638	5,532
Stock-based compensation expense	9,637	11,361
Total Adjusted EBITDA	$(27,275)	$(19,829)

(1)
Certain expenses such as Finance, Legal, Regulatory and Supplier Quality, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.

Liquidity and Capital Resources

We have financed our operations primarily through sales of equity securities and revenue from sales of PGS and research services. We received gross proceeds of $309.7 million from the Business Combination and $250 million from the PIPE Investment. Our primary requirements for liquidity and capital are to fund operating needs and finance working capital, capital expenditures and general corporate purposes.

As of June 30, 2021, our principal source of liquidity was our cash balance of $769.9 million, which is held for working capital purposes. We have generated significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $1,108 million as of June 30, 2021. As of the date of this Form 10-Q, we believe our existing cash resources are sufficient to continue operating activities for the next 12 months and beyond.

We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in research and development, and additional general and administrative costs we expect to incur in connection with operating as a public company. Cash from operations could also be affected from our customers and other risks detailed in the section titled “Risk Factors.” We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

Our future capital requirements will depend on many factors including our revenue growth rate, the timing, and extent of spending to support further sales and marketing and research and development efforts. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended June 30,
	2021	2020
Net cash (used in) operating activities	$(44,533)	$(32,905)
Net cash (used in) investing activities	$(1,387)	$(3,948)
Net cash provided by financing activities	$533,369	$1,026

Cash Flows from Operating Activities

Net cash used in operating activities of $44.5 million for the three months ended June 30, 2021 was primarily related to a net loss of $42.0 million, partially offset by non-cash charges for stock-based compensation of $9.6 million and depreciation and amortization of $4.1 million. The net changes in operating assets and liabilities of $17.3 million were primarily related to a decrease in deferred revenue of $5.2 million as a result of reduced deferred revenue balance related to GSK mainly due to revenue recognized during the period for which funds were received in a prior period, a decrease in operating lease liabilities of $1.9 million primarily due to lease payments, an increase in inventories of $9.0 million due to increased purchases aligned with higher forecasted sales, an increase in accounts receivable of $6.9 million due to timing of sales made during the period following significant promotions that occurred late in the current period, an increase in deferred cost of revenue of $0.6 million due to increase in PGS kit sales, and an increase in prepaid expenses and other current assets of $1.1 million due to increase in prepaid insurance and deferred advertising, which were offset by an increase in accounts payable of $5.7 million due to timing of vendor payments and a decrease in operating lease right-of-use assets of $1.8 million due to right-of-use assets amortization.

Net cash used in operating activities of $32.9 million for the three months ended June 30, 2020 was primarily related to a net loss of $35.8 million, partially offset by non-cash charges for stock-based compensation of $11.4 million, depreciation and amortization of $5.1 million, gain from lease termination of $0.9 million, and amortization and impairment of internal use software of $0.5 million. The net changes in operating assets and liabilities of $13.2 million were primarily related to a decrease in deferred revenue of $10.4 million as a result of reduced deferred revenue balance related to GSK mainly due to revenue recognized during the period for which funds were received in a prior period, a decrease in accrued expenses and other current liabilities of $6.9 million as a result of timing of vendor invoice receipts as well as payment settlements and adjustments for the closeout of the Phoenix lab and termination of certain retail contracts, a decrease in accounts payable of $6.7 million due to the timing of payments, a decrease in operating lease liabilities of $3.0 million due to lease payments, which were partially offset by a decrease in operating lease right-of-use assets of $5.0 million due to right-of-use assets amortization and adjustment to the carrying amount of the right-of-use assets as a result of tenant improvement allowance received for the office in Sunnyvale, California, a decrease in prepaid expenses and other current assets of $4.5 million due to decrease in deferred advertising and other receivables, a decrease in inventories of $2.8 million due to decreased purchase aligned with lower forecasted sales, and a decrease in accounts receivable of $1.9 million due to decrease in kit sales.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to purchase of property and equipment, as well as capitalization of internal-use software costs.

Net cash used in investing activities was $1.4 million for the three months ended June 30, 2021, which consisted of purchases of property and equipment of $0.7 million and capitalization of internal-use software costs of $0.7 million.

Net cash used in investing activities was $3.9 million for the three months ended June 30, 2020, which consisted of purchases of property and equipment of $3.5 million and capitalization of internal-use software costs of $1.0 million, partially offset by proceeds from sales of property and equipment of $0.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $533.4 million for the three months ended June 30, 2021, which consisted of $309.7 million in proceeds from the Business Combination, $250 million of proceeds from the PIPE Investment, $2.7 million in proceeds from the exercise of stock options, which were partially offset by $29.1 million in payments of deferred offering costs.

Net cash provided by financing activities of $1.0 million for the three months ended June 30, 2020 related entirely to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods from 2.5 years to 10.1 years. Refer to Note 7 of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations.

In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 8 of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our commitments as of June 30, 2021.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q are prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Current Report on Form 8-K dated June 16, 2021, which was filed with the SEC on June 21, 2021.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board; and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of the fiscal year (a) following October 2, 2025, the fifth anniversary of the closing of VGAC’s initial public offering, (b) the year in which we have total annual gross revenue of at least $1.07 billion, or (c) the year in which we are deemed to be a large accelerated filer, which means the market value of the common equity of the Company that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies" —Recently Issued Accounting Pronouncements and —Recently Adopted Accounting Pronouncements, included in Part I, Item 1 of this Form 10-Q for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of June 30, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, and as a result of the material weakness described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in accordance with U.S. GAAP.

Remediation Efforts to Address the Previously Disclosed Material Weakness

In connection with the audit of the consolidated financial statements of 23andMe, Inc. as of March 31, 2021 and 2020 and for the fiscal years ended March 31, 2021, 2020, and 2019, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified was a lack of sufficient resources in our finance function to meet our financial reporting requirements. This material weakness resulted in insufficient management review of journal entries, account reconciliations, and review of financial statements. We have taken steps to enhance our internal control environment, including dedicating additional resources to our finance function. Although we plan to complete this remediation process as quickly as possible, we cannot estimate at this time how long it will take.

As previously disclosed in Part I, Item 9A of the amended 2020 Annual Report for VGAC, the management of VGAC including the principal executive officer and principal financial officer, concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness. The material weakness in our internal control over financial reporting led to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to the Amendment on Form 10-K/A. In response to this material weakness, our management plans to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, we completed the Business Combination and the internal controls of 23andMe, Inc. became our internal controls. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination, including the enhancement of our internal and external technical accounting resources.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

The information set forth in Note 8, "Commitments and Contingencies - Legal Proceedings," of the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A.    Risk Factors

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Form 10-Q are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

Unless the context indicates otherwise, references in this “Risk Factors” section to the “Company,” “we,” “us,” “our,” and similar terms refer to 23andMe Holding Co., a Delaware corporation formerly known as VG Acquisition Corp., and its consolidated subsidiary.

Summary of Principal Risk Factors

•
The market for personal genetics products and services has experienced a recent overall decline. If this trend continues or worsens, it would adversely affect our business and results of operations.
•
If our competitors receive further Food and Drug Administration (“FDA”) marketing approval for in vitro diagnostic products, our business could be adversely affected.
•
We rely on key sole suppliers to manufacture and perform services used by customers who purchase our PGS, which could adversely affect our ability to meet customer demand.
•
If we are not able to maintain and enhance our brand, our ability to expand our customer base may be impaired and our business and operating results may be harmed.
•
If our efforts to attract new customers and engage existing customers with enhanced products and services are unsuccessful or if such efforts are more costly than we expect, our business may be harmed.
•
Revenue derived from our kit sales is dependent on seasonal holiday demand and the timing of Amazon Prime Day, which could lead to significant quarterly fluctuations in revenue and results of operations.
•
Our pricing strategies may not meet customers’ price expectations or may adversely affect our revenues.
•
Any significant disruption in service on our website, mobile applications, or in our computer or logistics systems could harm our reputation and may result in a loss of customers.
•
Use of social media and email may adversely affect our reputation or subject us to fines or other penalties.
•
Our failure to extend our presence, provide customers with a high level of service at a competitive price, achieve sufficient sales volume, and continue to innovate would adversely affect our business.
•
If the number of our Consenting Customers declines or fails to grow, our revenue may be adversely affected, and our database may become less effective.
•
Our focus on using our genetics-powered platform to discover targets with therapeutic potential may not result in the discovery of commercially viable drug targets for us or our collaborators.
•
Media reports on consumer privacy concerns and the use of genetic information may decrease the overall consumer demand for personal genetic products and services, including ours.
•
We do not have any experience in successful drug development or commercialization and our failure to execute on successful drug development or commercialization would adversely affect our business and results of operations.
•
If we fail to succeed in our drug development efforts, or to develop and commercialize additional products and services, our ability to expand our business and achieve our strategic objectives would be impaired.

•
Our Therapeutics business faces substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we can.
•
We cannot give any assurance that any of our drugs will receive regulatory approval, which is necessary before they can be commercialized.
•
Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect our ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval.
•
We may be subject to legal proceedings and litigation, which are costly to defend and could materially harm our business and results of operations.
•
Our business and future operating results may be adversely affected by catastrophic or other events outside of our control.
•
We may need additional capital, and we cannot be sure that additional financing will be available at acceptable terms or at all.
•
We may not be able to attract or retain qualified scientists and other specialized individuals in the future due to the competition for qualified personnel among life science and technology businesses.
•
We face risks related to epidemics and other outbreaks of communicable diseases, including the current coronavirus (COVID-19) pandemic.
•
If we were to enter new business areas, we would likely face competition from entities more familiar with those businesses, and our efforts may not succeed.
•
If we, GSK and any future collaborators are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize any drugs, or experience delays in doing so, our business may be materially harmed.
•
GSK and any other potential drug discovery collaborators will have significant discretion in determining when to make announcements, if any, about the status of our collaborations.
•
We may seek to establish additional collaborations in the future, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
•
Our collaborators may not achieve projected discovery and development milestones and other anticipated key events in the expected timelines or at all, which could have an adverse impact on our business.
•
Our products and services are subject to extensive regulation and compliance with existing or future regulations could result in unanticipated expenses, or limit our ability to offer our products and services.
•
We will face legal, reputational, and financial damage if we fail to protect our customer data from security breaches or cyberattacks.
•
Our ability to meet demand in the Amazon retail channel is dependent upon Amazon's stocking policies.
•
If we are unsuccessful in efforts to expand internationally, our business may be harmed.
•
If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
•
We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
•
We have identified a material weakness in our internal control over financial reporting and, if our remediation of this material weakness is not effective, or if we fail to maintain effective internal control over financial reporting in the future, our ability to produce accurate and timely consolidated financial statements could be impaired.
•
Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.
•
Our ability to use our net operating loss carryforwards may be subject to limitations.
•
Our warrants are accounted for as liabilities and the changes in fair value of our warrants could have a material effect on our financial results.
•
We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

•
We have incurred and will continue to incur increased costs as a result of being a public company.
•
Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.
•
We are subject to changing law and regulations regarding regulatory matters, corporate governance, and public disclosure that have increased our costs and the risk of non-compliance.

Risks Related to Our Business

Consumer and Research Services Business Risks

The market for personal genetics products and services has experienced a recent overall decline, which corresponds with the recent and significant decreases in our revenues. If this trend continues or worsens, it would adversely affect our business and results of operations.

Our revenue model has historically been derived principally from customers who purchase our Personal Genome Service® (“PGS”). For the fiscal years ended March 31, 2021, 2020, and 2019, PGS revenue accounted for 81%, 89% and 96% of revenues, respectively. We have recently experienced significant decreases in revenues. In fiscal 2021, our total revenues decreased by over 20% as compared to fiscal year 2020. There is no assurance that our business model will be successful or that it will generate increased revenues or become profitable as a result of marketing our current PGS products or any future products or services. We may be forced to make significant changes to our anticipated pricing, sales and revenue model to compete with our competitors’ offerings, and even if such changes are implemented, there is no guarantee that they will be successful. If the current market trend continues or worsens, or we are unable to adjust our approach to meet market demands, our revenues and results of operations will be adversely affected.

Competition in the personal genetics market presents an ongoing threat to the success of our business.

The number of companies entering the personal genetics market with offerings similar to our PGS continues to increase. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

•
the size of our customer base;
•
the timing and market acceptance of products and services, including the developments and enhancements to those products and services, offered by us or our competitors;
•
customer service and support efforts;
•
selling and marketing efforts;
•
ease of use, performance, price and reliability of solutions developed either by us or our competitors; and
•
our brand strength relative to our competitors.

We also face competition from other companies attempting to capitalize on the same, or similar, opportunities as it is, including from existing diagnostic, laboratory services and other companies entering the personal genetics market with new offerings such as direct access and/or consumer self-pay tests and genetic interpretation services. Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly or efficiently than it can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases than we have. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract customers away from our services and reduce our market share.

If our competitors receive further Food and Drug Administration (“FDA”) marketing approval for in vitro diagnostic products, our business could be adversely affected.

We were the first direct-to-consumer genetic testing company to include FDA-authorized genetic health risk, carrier status and pharmacogenetic reports. Our competitors had previously released products that were not cleared or approved by the FDA and required partnership with independent physicians, but in August 2020, one of our competitors received premarket notification, also called 510(k) clearance, for their saliva collection kit and one of their genetic health risk reports, and in December 2020 another competitor received a 510(k) clearance for one of their health risk reports. Following these FDA clearances, our competitors can now market those cleared reports directly to consumers rather than relying on clinician network partners. If our competitors receive further FDA approvals, our business could be adversely affected.

The sizes of the markets and forecasts of market growth for the demand of our products and services, including our research services and other key potential success factors are based on a number of complex assumptions and estimates, and may be inaccurate.

We estimate annual total addressable markets and forecasts of market growth for our PGS. We have also developed a standard set of key performance indicators in order to enable us to assess the performance of our business in and across multiple markets, and to forecast future revenue. These estimates, forecasts and key performance indicators are based on a number of complex assumptions, internal and third-party estimates and other business data, including assumptions and estimates relating to our ability to generate revenue from the development of new workflows. While we believe our assumptions and the data underlying our estimates and key performance indicators are reasonable, there are inherent challenges in measuring or forecasting such information. As a result, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors and indicators. Consequently, our estimates of the annual total addressable market and our forecasts of market growth and future revenue from our products and services, including our research services may prove to be incorrect, and our key business metrics may not reflect our actual performance. For example, if the annual total addressable market or the potential market growth for our products and services is smaller than we have estimated or if the key business metrics we utilize to forecast revenue are inaccurate, it may impair our sales growth and have an adverse impact on our business, financial condition, results of operations and prospects.

We rely on key sole suppliers to manufacture and perform services used by customers who purchase our PGS. Our reliance on limited contracted manufacturing and supply chain capacity could adversely affect our ability to meet customer demand.

We do not have manufacturing capabilities and do not plan to develop such capacity in the foreseeable future. Accordingly, we rely on third-party suppliers to provide materials (such as our saliva collection kits, bead chips, reagents or other materials and equipment used in our laboratory operations) and services (such as our laboratory processing services). Currently, we rely on a sole supplier to manufacture our saliva collection kits used by customers who purchase our PGS. Change in the supplier or design of certain of the materials which we rely on, in particular the bead chip and saliva collection kit, could result in a requirement that we seek additional premarket review from the FDA before making such a change. We also are required to validate any new laboratory or laboratories in accordance with FDA standards prior to utilizing their services for our U.S. customers. We cannot be certain that we will be able to secure alternative laboratory processing services, materials and equipment, and bring such alternative materials and equipment on line and revalidate them without experiencing interruptions in our workflow, or that any alternative materials will meet our quality control and performance requirements of our contracted laboratory.

Although we maintain relationships with suppliers with the objective of ensuring that we have adequate supply for the delivery of our services, increases in demand for such items can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such items at a competitive cost. Further, we may experience shortages in certain items as a result of limited availability, increased demand, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, weather conditions and natural disasters, as well as other factors outside of our control. Our freight costs may increase due to factors such as limited carrier availability, increased fuel costs, increased compliance costs associated with new or changing government regulations, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases and inflation. Higher prices for natural gas, propane, electricity and fuel also may increase our production and delivery costs. The prices charged for our products may not reflect changes in our packaging material, freight, tariff and energy costs at the time they occur, or at all.

In order for other parties to perform manufacturing and participate in our supply chain, we sometimes must transfer technology to the other party, which can be time consuming and may not be successfully accomplished without considerable cost and expense, or at all. We will have to depend on these other parties to perform effectively on a timely basis and to comply with regulatory requirements. If for any reason they are unable to do so, and as a result we are unable to manufacture and supply sufficient quantities of our products on acceptable terms, or if we should encounter delays or other difficulties with the third parties on which we rely for our supply chain, our business, prospects, operating results, and financial condition may be materially harmed.

Our business significantly depends upon the strength of our brand, and if we are not able to maintain and enhance our brand, our ability to expand our customer base may be impaired and our business and operating results may be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “23andMe” brand is a significant factor in expanding our customer base and current and future business opportunities. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the “23andMe” brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive.

We have a limited history introducing new products and services to our customers. If our efforts to attract new customers and engage existing customers with enhanced products and services, including our subscription service released in late 2020, are unsuccessful or if such efforts are more costly than we expect, our business may be harmed.

Our success depends on our ability to attract new customers and engage existing customers in a cost-effective manner. To acquire and engage customers, we must, among other things, promote and sustain our platform and provide high-quality products, user experiences, and service. If customers do not perceive our PGS and PGS reports to be reliable and of high quality, if we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received by the market, we may not be able to attract or retain customers. For example, the increased growth of our subscription service, 23andMe+, depends upon how compelling this offering is to our customers. Many of our 23andMe+ subscribers may initially access the subscription service for a discount. While we strive to demonstrate the value of our subscription service to our customers, and encourage eligible customers to become paid subscribers of 23andMe+, these customers may not convert to a fully paid subscription to 23andMe+ after they take advantage of our promotions. Moreover, if we are unable to keep existing customers engaged, including by their participation in research and responses to questionnaires, our ability to grow our database and discover new insights about the relationship between genetics and disease will be compromised. If we are unable to attract new customers or engage existing customers, including as subscribers of 23andMe+, our revenue and our operating results may grow slower than expected or decline.

Our marketing efforts currently include various initiatives and consist primarily of digital marketing on a variety of social media channels, such as Facebook, search engine optimization on websites, such as Google, Bing, and Yahoo!, various branding strategies, and mobile “push” notifications and email. During the fiscal years ended March 31, 2021, 2020, and 2019, we spent $43.2 million, $110.5 million and $190.8 million on sales and marketing, representing 18%, 36% and 43% of our revenue, respectively. We anticipate that sales and marketing expenses will continue to represent a significant percentage of our overall operating costs for the foreseeable future. We have historically acquired a significant number of our users through digital advertising on platforms and websites owned by Facebook and Google, which may terminate their agreements with us at any time. Our investments in sales and marketing may not effectively reach potential customers, potential customers may decide not to buy our products or services, or customer spend for our products and services may not yield the intended return on investment, any of which could negatively affect our financial results.

Many factors, some of which are beyond our control, may reduce our ability to acquire, maintain and further engage with customers, including those described in this “Risk Factors” section and the following:

•
system updates to app stores and advertising platforms such as Facebook and Google, including adjustments to algorithms that may decrease user engagement or negatively affect our ability to reach a broad audience;
•
consumers opting out of the collection of certain personal information, including opting out of cookies, for marketing purposes;

•
federal and state laws governing the use of personal information in marketing to potential or existing customers;

•
changes in advertising platforms’ pricing, which could result in higher advertising costs;
•
changes in digital advertising platforms’ policies, such as those of Facebook and Google, that may delay or prevent us from advertising through these channels, which could result in reduced traffic to and sales on our platform, or that may increase the cost of advertising through these channels;
•
changes in search algorithms by search engines;
•
inability of our email marketing messages to reach the intended recipients’ inbox;
•
ineffectiveness of our marketing efforts and other spend to continue to acquire new customers and maintain and increase engagement with existing customers;
•
decline in popularity of, or governmental restrictions on, social media platforms where we advertise;
•
the development of new search engines or social media sites that reduce traffic on existing search engines and social media sites; and
•
consumer behavior changes as a result of COVID-19.

In addition, we believe that many of our new customers originate from word-of-mouth and other non-paid referrals from existing customers, including purchases of kits for gift giving, so we must ensure that our existing customers remain loyal and continue to derive value from our service in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers. Further, if our customer base does not continue to grow, we may be required to incur significantly higher marketing expenses than we currently anticipate to attract new customers. A significant decline in our customer base would have an adverse effect on our business, financial condition and results of operations.

Revenue derived from our kit sales is dependent on seasonal holiday demand and the timing of Amazon Prime Day, which could lead to significant quarterly fluctuations in revenue and results of operations.

Our kit sales are dependent on seasonal holiday demand, as well as the timing of Amazon Prime Day, which has varied in recent years. We generate a significant amount of our PGS revenue during the fourth quarter of our fiscal year, due to seasonal holiday demand and to the fact that kits that are ordered during the holiday season (which occurs during the third quarter of our fiscal year) are recognized as revenue when the customer sends in their kit to the laboratory to be processed and genetic reports are delivered to the customer, which typically for holiday purchases tends to occur in the fourth fiscal quarter. For example, in fiscal 2021, 2020 and 2019, fourth quarter PGS revenue represented 39%, 31% and 35% of our total revenue, respectively. Our promotional activity is also higher in the third fiscal quarter, which may reduce gross margin during this period. Purchasing patterns of kit sales also are aligned with other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day, as well as with Amazon Prime Day, which may change from year to year.

This seasonality causes our operating results to vary considerably from quarter to quarter. Additionally, any decrease in sales or profitability during the fourth quarter of the fiscal year could have a disproportionately adverse effect on our results of operations, which could, in turn, cause the value of our Class A common stock to fluctuate or decrease. This seasonality also could become more pronounced and may cause our operating results to fluctuate more widely.

We also may experience an increase in lab processing times and costs associated with shipping orders due to freight surcharges due to peak capacity constraints and additional long-zone shipments necessary to ensure timely delivery for the holiday season. Such delays could lead to an inability to meet advertised estimated lab processing times, resulting in customer dissatisfaction or reputational damage. If too many customers access our website within a short period of time, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of kits sold. Also, third-party delivery and direct ship vendors may be unable to deliver merchandise on a timely basis.

Our ability to meet demand in the Amazon retail channel is dependent upon Amazon’s stocking policies.

We offer for sale both the Health + Ancestry PGS kit and the Ancestry + Traits PGS kit through Amazon in the US, Canada and the United Kingdom (the “UK”).  Demand for our PGS kits through Amazon varies considerably based upon seasonal holiday and other gift-giving and family-oriented holiday demand, as well as the timing of Amazon Prime Day.

Amazon’s stocking policies restrict the total number of PGS kits available for shipment to Amazon customers.  These policies, including the inventory cap, change frequently, and as a result, our inventory available for shipment through Amazon fluctuates.  We may not be able to accurately predict the mix of Health + Ancestry PGS kits and Ancestry + Traits PGS kits to effectively meet demand for each service type by Amazon customers.  We also may experience an increase in costs associated with expedited shipping or use of intermediaries to enable additional stock being made available through Amazon.

We plan to expand operations abroad where we have limited operating experience and may be subject to increased business and economic risks that could impact our financial results.

Our PGS is available in the U.S., Canada, the “UK”, and in certain other markets globally. We plan to pursue international expansion of our business operations and we may expand our offering in existing international markets or enter new international markets where we have limited or no experience in marketing, selling and deploying our product and services. If we fail to deploy or manage our operations in these countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•
political, social and/or economic instability;
•
risks related to governmental regulations in foreign jurisdictions and unexpected changes in regulatory requirements and enforcement;
•
fluctuations in currency exchange rates;
•
higher levels of credit risk and payment fraud;
•
enhanced difficulties of integrating any foreign acquisitions;
•
burdens of complying with a variety of foreign laws;
•
reduced protection for intellectual property rights in some countries;
•
difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations and subsidiaries;
•
different regulations and practices with respect to employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain international jurisdictions;
•
compliance with statutory equity requirements; and
•
management of tax consequences and compliance.

If we are unable to manage the complexity of global operations successfully, our financial performance and operating results could suffer.

Our pricing strategies may not meet customers’ price expectations or may adversely affect our revenues.

Our pricing strategies have had, and may continue to have, a significant impact on our revenue. From time to time, we offer discounted prices as a means of attracting customers. Such offers and discounts, however, may reduce our revenue and margins. In addition, our competitors’ pricing and marketing strategies are beyond our control and can significantly affect the results of our pricing strategies. If our pricing strategies, which may evolve over time, fail to meet our customers’ price expectations or fail to result in increased margins, or if we are unable to compete effectively with our competitors if they engage in aggressive pricing strategies or other competitive activities, it could have a material adverse effect on our business.

Any significant disruption in service on our website, mobile applications, or in our computer or logistics systems, whether due to a failure with our information technology systems or that of a third-party vendor, could harm our reputation and may result in a loss of customers.

Customers purchase our PGS and access its services through our website or our mobile applications. Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our website, mobile applications, network infrastructure and content delivery processes. Interruptions in any of these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our website or mobile applications, including our databases, and prevent our customers from accessing and using our services.

Our systems and operations are also vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, earthquake and similar events. In addition, our headquarters are located in the San Francisco Bay Area which over the past several years has been subject to planned power outages to reduce the risk of wildfire, and these power outages can last for several days, which may limit or curtail certain operations. In the event of any catastrophic failure involving our website, we may be unable to serve our web traffic. The occurrence of any of the foregoing risks could result in damage to our systems or could cause them to fail completely, and our insurance may not cover such risks or may be insufficient to compensate us for losses that may occur.

Additionally, our business model is dependent on our ability to deliver kits to customers and have kits processed and returned to us. This requires coordination between our logistics providers and third-party shipping services. Operational disruptions may be caused by factors outside of our control such as hostilities, political unrest, terrorist attacks, natural disasters, pandemics and public health emergencies, such as COVID-19, affecting the geographies where our operations and customers are located. We may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of a catastrophic event. In addition, operational disruptions may occur during the holiday season, causing delays or failures in deliveries of PGS kits. Any such disruption may result in lost revenues, a loss of customers and reputational damage, which would have an adverse effect on our business, results of operations and financial condition.

Use of social media and email may adversely affect our reputation or subject us to fines or other penalties.

We use social media and email as part of our approach to marketing. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting on our behalf or at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines, other penalties, or lawsuits. Although we continue to update our practices as these laws change over time, we may be subject to lawsuits alleging our failure to comply with such laws. In addition, our employees or third parties acting on our behalf or at our direction may knowingly or inadvertently use social media, including through advertisements, in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, users, or others. Any such inappropriate use of social media and emails could also cause reputational damage.

Our customers may engage with us online through social media platforms, including Facebook, Instagram, and Twitter, by providing feedback and public commentary about all aspects of our business. Information concerning us, whether accurate or not, may be posted on social media platforms at any time and may have a disproportionately adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our success depends, in large part, on our ability to extend our presence in the personal genetics market, provide customers with a high level of service at a competitive price, achieve sufficient sales volume to realize economies of scale, and create innovative new features, products, and services to offer to our customers. Our failure to achieve any of these outcomes would adversely affect our business.

Our success depends, in large part, on our ability to extend our presence in the personal genetics market, provide customers with a high level of service at a competitive price, achieve sufficient sales volume to realize economies of scale, and create innovative new features, products and services to offer to our customers. The growth and expansion of our business and service offerings places a continuous significant strain on our management, operational and financial resources. We are required to manage multiple relationships with various strategic suppliers, customers and other third parties, including our collaborator, GSK, and regulatory agencies and advisors. To effectively manage our growth, we must continue to implement and improve our operational, financial and management information systems and to expand, train and manage our employee base. We further must continue to work to scale our own operations and our supplier operations to meet increases in demand for our services. In the event of further growth of our operations or in the number of our third-party relationships, our supply, systems, procedures or internal controls may not be adequate to support our operations and our management may not be able to manage any such growth effectively.

Our current and future expense levels are, to a large extent, fixed and are largely based on our investment plans and our estimates of future revenue. Because the timing and amount of revenue from our PGS is difficult to forecast when revenue does not meet our expectations we may not be able to adjust our spending promptly or reduce our spending to levels commensurate with our revenue.

Even if we are able to successfully scale our infrastructure and operations, we cannot ensure that demand for our services will increase at levels consistent with the growth of our infrastructure. If we fail to generate demand commensurate with this growth or if we fail to scale our infrastructure sufficiently in advance to meet such demand, our business, financial condition and results of operations could be adversely affected, which may affect our ability to attract personnel or retain or motivate existing personnel.

Our Consumer and Research Services business relies on the continual growth of our database of information provided by customers who consent to participate in our research. If the number of our consenting customers declines or fails to grow, our research services revenue may be adversely affected, and our database may become less effective in facilitating our ability to identify new drug targets and to create new features, products and services to offer to our customers.

Our Consumer and Research Services business is based on our ongoing analysis of the continually growing quantity of data in our proprietary database of genotypic and phenotypic information provided by customers who have consented to participate in our research programs. Approximately 80% of our customers have consented to participate in our research programs. If this percentage were to decline, or if consenting customers were to decide to opt out of our research programs, such that we cannot continue to grow our database, the utility and value of our database would be adversely affected.

Our Consumer and Research Services business requires us to continue to improve and develop new data mining technologies and innovations in the use of genotypic and phenotypic data.

Our research services business uses our database and data mining tools and technologies to analyze the impacts of genetics on the sources and risks of disease, and to identify potential promising drug targets. If we do not continue to improve and develop new data mining technologies and innovations in our use of genotypic and phenotypic data, and to attract and retain skilled scientists to analyze our data, our business would be adversely affected.

Although we believe that our genetics-powered target discovery platform has the potential to identify more promising drugs than traditional methods, our focus on using our genetics-powered platform to discover targets with therapeutic potential may not result in the discovery of commercially viable drug targets for us or our collaborators.

Our scientific approach focuses on using our propriety genotypic and phenotypic database to identify potential drug targets and predict their key properties without conducting time-consuming and expensive physical experiments. Our proprietary data mining techniques underpin, our target identification collaborations and our own internal target identification programs. While we believe that our research platform has been successful to date in identifying promising drug targets, we have no assurance that our early success will continue or lead to future success in identifying such targets.

Media reports have in the past reported on consumer privacy concerns and the use of genetic information accessed from other genetic databases by law enforcement and governmental agencies. These reports may decrease the overall consumer demand for personal genetic products and services, including ours.

We receive a high degree of media coverage. Unfavorable publicity or consumer perception of our product and service offerings, including consumer privacy concerns related to any of our past, existing or future collaborations, could adversely affect our reputation, resulting in a negative impact on the size of our customer base, the loyalty of our customers, the percentage of our customers that consent to participate in our research program, and our ability to attract new customers.

Therapeutics Business Risks

We expect to make significant investments in our continued efforts to develop new therapies as part of our Therapeutics business; these efforts may not be successful. We do not have any experience in successful drug development or commercialization and our failure to execute on successful drug development or commercialization would adversely affect our business and results of operations.

Drug development is expensive, takes years to complete, and can have uncertain outcomes. Failure can occur at any stage of development. We expect to incur significant expenses to advance our therapeutic development efforts, which may be unsuccessful. Developing new drugs is a speculative, risky and highly competitive endeavor. Drugs which may initially show promise may fail to achieve the desired results in development and clinical studies and may ultimately not prove to be safe and effective or meet expectations for clinical utility. We may need to alter our offerings in development and repeat clinical studies before we develop a potentially successful drug. If, after development, a drug appears successful, we or our collaborators will still need to obtain FDA and other regulatory approvals before we can market it. The FDA’s approval pathways are likely to involve significant time, as well as additional research, development and clinical study expenditures. The FDA may not clear, authorize or approve any drug we develop. Even if we develop a drug that receives regulatory clearance, authorization or approval, we or our collaborators would need to commit substantial resources to commercialize, sell and market it before it could be profitable, and the drug may never be commercially successful. Additionally, development of any product or service may be disrupted or made less viable by the development of competing products or services. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict whether or when our Therapeutics business may successfully commercialize a drug target.

New potential products and services may fail at any stage of development or commercialization and if we determine that any of our current or future products or services are unlikely to succeed, we may abandon them without any return on our investment. If we are unsuccessful in developing additional products or services, our potential for growth may be impaired.

Even if we or our drug discovery collaborators are able to develop drugs that demonstrate potential in preclinical studies, we or they may not succeed in demonstrating safety and efficacy of drugs in human clinical trials.

Even if we or our drug discovery collaborators are able to develop drugs that demonstrate potential in preclinical studies, we or they may not succeed in demonstrating safety and efficacy of drugs in human clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their drugs performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

If we fail to succeed in our drug development efforts, or to develop and commercialize additional products and services, our ability to expand our business and achieve our strategic objectives would be impaired.

Our Therapeutics business is focused on leveraging our proprietary genotypic and phenotypic database in order to speed the development of successful new drugs. However, we may never succeed in developing a viable drug target. There are many lengthy and complex processes that all must yield successful results in order for us to ultimately succeed in developing and commercializing a drug. There are numerous stages of the drug development process, from initial target identification and validation, through various stages of rigorous preclinical research, to the selection of a lead drug which is suitable for human clinical testing. Once a clinical drug is selected, there are several stages of clinical testing it must undergo, each dependent upon success in the prior stage. This is a long and costly process that will require significant time and resources and, if not successful, for any number of reasons that we cannot anticipate, would have an adverse effect on our business, financial condition and results of operations. In addition, external competition by other therapeutic companies can adversely affect our expected market share and revenues of our drugs.

Developing new products and services requires substantial technical, financial and human resources, whether or not any products or services are ultimately commercialized. We may pursue what we believe is a promising opportunity only to discover that certain of our risk or resource allocation decisions were incorrect or insufficient, or that individual products, services or our science in general has technology or biology risks that were previously unknown or underappreciated. In the event material decisions in any of these areas turn out to be incorrect or sub-optimal, we may experience a material adverse impact on our business and ability to fund our operations.

Our Therapeutics business faces substantial competition, which may result in others discovering, developing or commercializing drugs before or more successfully than we can.

We have not yet developed and commercialized, and may never successfully develop or commercialize, a drug target. Our Therapeutics business faces substantial competition from larger, more established pharmaceutical and biotechnology companies with marketed products that have been accepted by the medical community, patients, and third-party payors, as well as smaller companies in our industry that have successfully identified and developed drugs. Our ability to compete in this industry may be affected by the previous adoption of such products by the medical community, patients, and third-party payors.

We recognize that other companies, including larger pharmaceutical and biotechnology companies, may be developing or have plans to develop drugs and therapies that may compete with ours. Many of our competitors have substantially greater financial, technical, and human resources than we have. In addition, many of our competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of drugs, obtaining FDA and other regulatory approvals of drugs for use in healthcare and manufacturing, and marketing and selling approved drugs. Our competitors may discover, develop or commercialize drugs or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for any drug that we develop.

We anticipate that the competition with our drugs and therapies will be based on a number of factors, including product efficacy, safety, availability, and price. The timing of market introduction of any successful drug and competitive drugs will also affect competition among products. We expect the relative speed with which we can develop drugs, complete the clinical trials and approval processes, and supply commercial quantities of such drugs to the market to be important competitive factors. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and protect our intellectual property, and to secure sufficient capital resources for the period between target identification and commercial sales of the resulting drug product.

Our long-term success will depend, in part, upon our ability to develop, receive regulatory approval for, and commercialize our drugs.

In the U.S., our drugs and the activities associated with their development, including testing, manufacture, recordkeeping, storage and approval, are subject to comprehensive regulation by the FDA. Generally, failure to obtain regulatory approval for a drug will prevent us from commercializing such target. We have limited resources for use in preparing, filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party contract research organizations and consultants to assist us in this process. The FDA and other comparable regulatory agencies in foreign countries impose substantial and rigorous requirements for the development, production, marketing authorization and commercial introduction of drugs. These requirements include pre-clinical, laboratory and clinical testing procedures, sampling activities, clinical trials and other costly and time-consuming procedures. In addition, regulation is not static, and regulatory authorities, including the FDA evolve in their staff interpretations and practices and may impose more stringent or different requirements than currently in effect, which may adversely affect our planned and ongoing development and/or our sales and marketing efforts.

Developing and obtaining regulatory approval for drugs is a lengthy process, often taking several years, is uncertain and is expensive. All of the drugs that we are developing, or may develop in the future, require research and development, pre-clinical studies, nonclinical testing and clinical trials prior to seeking regulatory approval and commencing commercial sales. In addition, we may need to address a number of technological challenges in order to complete development of our drugs. As a result, the development of drugs may take longer than anticipated or not be successful at all. There can be no assurance that the FDA will ever permit us to market any new drug that we develop. Even if regulatory approval is granted, such approval may include significant limitations on indicated uses, which could materially and adversely affect the prospects of any new therapeutic.

To market any drugs outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional drug testing and validation and additional or different administrative review periods from those in the U.S., including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions.

Seeking foreign regulatory approval could result in difficulties and costs and require additional nonclinical studies or clinical trials, which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our drugs in those countries. The foreign regulatory approval process may include all the risks associated with obtaining FDA approval. We do not have any drugs approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our drugs will be harmed.

Our drugs are in preclinical or clinical development, which is a lengthy and expensive process with uncertain outcomes and the potential for substantial delays. We cannot give any assurance that any of our drugs will receive regulatory approval, which is necessary before they can be commercialized.

Before obtaining marketing approval from regulatory authorities for the sale of our drugs, we must conduct extensive clinical trials to demonstrate the safety and efficacy of the drugs in humans. We have focused our collaborative efforts and significant financial resources on developing new drugs. We cannot be certain that any clinical trials will be conducted as planned or completed on schedule, if at all. Our inability to successfully complete preclinical and clinical development could result in additional costs to us and negatively impact our ability to generate revenue. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize drugs. We currently have no drugs approved for sale and have not generated any revenue from sales of drugs, and we may never be able to develop or successfully commercialize a marketable drug. The results of early-stage clinical trials and preclinical studies may not be predictive of future results. Initial data in clinical trials may not be indicative of results obtained when these trials are completed or in later stage trials.

All our identified drugs require additional development, management of preclinical, clinical, and manufacturing activities, and regulatory approval. In addition, we will need to obtain adequate manufacturing supply, build a commercial organization, commence marketing efforts, and obtain reimbursement before we generate any significant revenue from commercial product sales, if ever. Many of our drugs are in early-stage research or translational phases of development, and the risk of failure for these programs is high. We cannot be certain that any of our drugs will be successful in clinical trials or receive regulatory approval. Further, our drugs may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our drugs, we and our subsidiaries may not be able to continue operations.

If we encounter difficulties enrolling patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

While our proprietary database is our primary source for identifying and qualifying trial participants to participate in clinical studies, such identification and qualification is critical to our success. The timing of our clinical studies depends on the speed at which we can recruit trial participants to participate in testing our drugs. Delays in enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our drugs. If trial participants are unwilling to participate in our studies because of negative publicity of our trials or other trials of similar drugs, or those related to a specific therapeutic area, or for other reasons, including competitive clinical studies for similar patient populations, the timeline for recruiting trial participants, conducting studies, and obtaining regulatory approval of potential drugs may be delayed. We also may face delays as a result of unforeseen global circumstances as a result of the COVID-19 pandemic. Any delays could result in increased costs, delays in advancing our drug development, delays in testing the effectiveness of our drugs, or termination of the clinical studies altogether.

Use of our therapeutic drugs could be associated with side effects, adverse events or other properties or safety risks, which could delay or halt their clinical development, prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon a drug, limit their commercial potential, if approved, or result in other significant negative consequences that could severely harm our business, prospects, financial condition and results of operations.

Undesirable or unacceptable side effects caused by our drugs, including drugs that are part of our collaboration with GSK, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Even if any of our current or future therapeutic drugs receive regulatory approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not generate significant revenues or become profitable.

Our use of third parties to manufacture and develop our drugs for preclinical studies and clinical trials may increase the risk that we will not have sufficient quantities of our drugs, products, or necessary quantities of such materials on time or at an acceptable cost.

We have no experience in drug formulation or manufacturing and we lack the resources and expertise to formulate or manufacture our own therapeutic drugs internally. Therefore, we rely on third-party expertise to support us in this area. We entered into a contract with a third-party manufacturer to manufacture our drugs, and we intend to enter into contracts with third-party manufacturers to supply, store and distribute supplies of our drugs for our clinical trials. If any of our drugs receives FDA approval, we expect to rely on third-party contractors to manufacture our drugs. We have no current plans to build internal manufacturing capacity for any drug, and we have no long-term supply arrangements.

Our reliance on third-party manufacturers exposes us to potential risks, such as the following:

•
We may be unable to contract with third-party manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited. Potential manufacturers of any drug that is approved will be subject to FDA compliance inspections and any new manufacturer would have to be qualified to produce our drugs;
•
Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any;

•
Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials through completion or to successfully produce, store and distribute our commercial products, if approved;
•
Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other government agencies to ensure compliance with current good manufacturing practices (“cGMP”) and other government regulations and corresponding foreign standards. We do not have direct control over third-party manufacturers’ compliance with these regulations and standards, but we may ultimately be responsible for any of their failures;
•
If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the intellectual property rights to such improvements; and
•
A third-party manufacturer may gain knowledge from working with us that could be used to supply one of our competitors with a product that competes with ours.

If our contract manufacturers or other third parties fail to deliver our drugs for clinical investigation and, if approved, for commercial sale on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend development and commercialization of our drugs. For example, our clinical trials must be conducted with product that complies with cGMP. Failure to comply may require us to repeat or conduct additional preclinical and/or clinical trials, which would increase our development costs and delay the regulatory approval process and our ability to generate and grow revenues.

In addition, any significant disruption in our supplier relationships could harm our business. We source key materials from third parties, either directly through agreements with suppliers or indirectly through our manufacturers who have agreements with suppliers. There are a small number of suppliers for certain capital equipment and key materials that are used to manufacture our drugs. Such suppliers may not sell these key materials to our manufacturers at the times we need them or on commercially reasonable terms. We do not have any control over the process or timing of the acquisition of these key materials by our manufacturers. Moreover, we currently do not have agreements for the commercial production of a number of these key materials which are used in the manufacture of our drugs. Any significant delay in the supply of a drug or its key materials for an ongoing clinical study could considerably delay completion of our clinical studies, drug testing and potential regulatory approval of our drugs. If our manufacturers or we are unable to purchase these key materials for our drugs after regulatory approval, the commercial launch of our drugs could be delayed or there could be a shortage in supply, which would impair our ability to generate revenues from the sale of our drugs, if approved.

Each of these risks, if realized, could delay or have other adverse impacts on our clinical trials and the approval and commercialization of our drugs, potentially resulting in higher costs, reduced revenues or both.

As an organization, we have no experience designing or implementing clinical trials. Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect our ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs.

The design and implementation of clinical trials is a complex process. We have no experience implementing or designing clinical trials, and we may not successfully or cost-effectively design and implement clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well-designed may delay or even prevent initiation of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the drug on the basis of the study results, or, even if a drug is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any approved drug by a regulatory agency, we may not be successful in commercializing those drugs if and when they are approved.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing drugs. We do not currently have an in-house marketing organization or sales force but may develop such organization and sales force in the future, which will require significant capital expenditures, management resources and time. We will have to compete with other healthcare companies to recruit, hire, train and retain marketing and sales personnel.

In addition to establishing internal sales, marketing and distribution capabilities, we intend to optimistically pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that we will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our drug ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our drugs.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the U.S. or overseas.

General Business Risks

We may be subject to legal proceedings and litigation, which are costly to defend and could materially harm our business and results of operations.

We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor and employment, consumer protection, practice of medicine, and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, and other rights. A portion of the technologies we use incorporates open source software, and we may face claims claiming ownership of open source software or patents related to that software, rights to our intellectual property or breach of open source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the healthcare regulatory and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our acquisition of customers and revenue growth. We may also become subject to periodic audits, which could likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

The results of regulatory proceedings, litigation, claims, and audits cannot be predicted with certainty, and determining reserves for pending litigation and other legal, regulatory and audit matters requires significant judgment. There can be no assurance that our expectations will prove correct, and even if these matters are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could harm our reputation, business, financial condition and results of operations.

Ongoing litigation could have a significant negative impact on us.

On December 10, 2019, Celmatix Inc. (“Celmatix”) filed a complaint in New York state court against us alleging that we breached the research agreement entered into between Celmatix and us in 2015 and tortiously interfered with Celmatix’s fundraising efforts and alleging that it believed it incurred damages of $100 million. On February 14, 2020, we filed our answer and counterclaims against Celmatix, among other things, for failure to make payments due to us. Celmatix amended its complaint on July 13, 2021, asserting an additional claim against the Company for fraudulent inducement of contract. On July 19, 2021, the Company filed its answer to the amended complaint, denying all of the material allegations and asserting a counterclaim and an additional defense of fraudulent inducement of contract. We believe the claims made against us to be without merit and are defending this lawsuit vigorously.

Regardless of the outcome of any litigation, the litigation itself can have an adverse impact on us because of legal costs, diversion of management resources and other factors. The ultimate resolution of the litigation with Celmatix could also adversely affect our business and financial position.

The United Kingdom’s withdrawal from the European Union could have an adverse impact on our business.

The changes to the trading relationship between the UK and European Union (“EU”) resulting from the UK’s exit from the EU on January 31, 2020 (commonly referred to as “Brexit”) may result in additional regulatory requirements for us to market our products and services in the UK and an increased cost of goods imported into and exported from the UK. Additional currency volatility could result in a weaker British pound, which increases the cost of goods imported into the UK from sales to UK-based customers. Agreements regarding tariff, trade, regulatory and other aspects of the UK’s future relationship with the EU and its member status were reached on December 24, 2020. The UK parliament approved the agreements on December 30, 2020 and the European Parliament will approve the agreement in 2021. As such, on January 1, 2021 provisional application of the agreement took effect and the new rules entered into force. Our business in the UK may be adversely impacted by ongoing uncertainty, fluctuations in currency exchange rates, changes in trade policies, or changes in tax, data privacy or other laws. Any of these effects, among others, could materially and adversely affect our business, results of operations, and financial condition.

Our business and future operating results may be adversely affected by catastrophic or other events outside of our control.

We conduct our research and development in our facilities located in South San Francisco, California and Sunnyvale, California. Any damage to our facilities or the servers we rely on for our database would be costly and could require substantial lead-time to repair or replace. Our business and operating results may be harmed due to interruption of our research and development by events outside of our control, including earthquakes and fires. Other possible disruptions may include power loss and telecommunications failures. In the event of a prolonged disruption, we may lose customers and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all our potential losses and may not continue to be available to us on acceptable terms, or at all.

We may need additional capital, and we cannot be sure that additional financing will be available at acceptable terms or at all.

As of June 30, 2021, our principal source of liquidity was cash of $769.9 million, which was held for working capital purposes. Since our inception, we have generated significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $1,108 million as of June 30, 2021.

Although we currently anticipate that our available funds and cash flows from operations will be sufficient to meet our near-term cash needs, we may require additional financing. Our ability to obtain financing may depend on, among other things, our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of Class A common stock, and our stockholders may experience dilution.

Our research and development initiatives and business depend on our ability to attract and retain highly-skilled scientists and other specialized individuals. We may not be able to attract or retain qualified scientists and other specialized individuals in the future due to the competition for qualified personnel among life science and technology businesses.

We currently depend on the continued services and performance of our highly qualified key personnel, and, in particular, Anne Wojcicki, our CEO and co-founder. The loss of Ms. Wojcicki or other key personnel, including key members of management as well as our research, therapeutics, regulatory, product development and other personnel, could disrupt our operations and have an adverse effect on our ability to continue operating or grow our business.

Our research and development initiatives and Therapeutics business depend on our ability to attract and retain highly-skilled scientists and other specialized individuals. We may not be able to attract or retain qualified scientists and other specialized individuals in the future due to the competition for qualified personnel among life science and technology businesses, particularly near our therapeutics laboratory facilities located in South San Francisco, California. We also face competition from universities and public and private research institutions in recruiting and retaining highly qualified scientific personnel. Recruiting, training and retention difficulties can limit our ability to support our research and development and commercialization efforts. All our employees are at-will, which means that either we or the employee may terminate their employment at any time. In addition, we rely on consultants, contractors and advisors, including scientific and clinical advisors, to assist it in formulating our research and development, regulatory and commercialization strategy. Our consultants and advisors may provide services to other organizations and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. The loss of the services of one or more of our current consultants or advisors could impede the achievement of our research, development, regulatory and commercialization objectives.

Certain other areas of our operations require employing highly specialized individuals, which makes our recruiting efforts more challenging. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

We face risks related to epidemics and other outbreaks of communicable diseases, including the current coronavirus (COVID-19) pandemic, which could significantly disrupt our operations and adversely affect our business and financial condition.

Our operations, business and financial condition could be materially and adversely affected by epidemics and other outbreaks of communicable diseases, including the current COVID-19 pandemic, and by the economic and operational disruptions caused by the attempts of governmental entities to contain or flatten the spread of the disease. The continued spread of COVID-19 in the U.S. and in California, where we are headquartered, could materially and adversely affect our operations, including without limitation, disruptions of our ability to test and process DNA samples, reduced consumer demand for our personal genetic testing services, disruptions in the operations of our suppliers and partners, negative effects on our research and development initiatives and on our recruitment and retention efforts, the continued productivity and health of our employees, and curtailment of business travel and other business activities that may be necessary or helpful to our operations. These factors and resultant uncertainties may have a material adverse effect on our revenue, liquidity and any financing activities that we may undertake. The duration of the COVID-19 pandemic and the impact of the efforts being made to contain it or to flatten the spread of the disease cannot be predicted with any accuracy, and this uncertainty creates additional risk factors affecting the economy generally, as well as our business. Additionally, the presence or absence of government stimulus funding programs has had and may continue to have an impact on consumer discretionary spending and, consequently, purchases of PGS kits. Without timely and robust government stimulus funding programs, consumers may have less money to spend on discretionary items such as our PGS products, which could harm our business and results of operations. Furthermore, our operations, business and financial condition could be materially and adversely affected by a continued economic downturn and its effects on financial markets as well as by the direct impacts of the pandemic on our employees, customers, suppliers and other third parties on which we rely.

We may enter new business areas, such as primary care and diagnostics/behavior modification, where we do not have any experience. If we were to enter new business areas, we would likely face competition from entities more familiar with those businesses, and our efforts may not succeed.

In the future, we may expand our operations into business areas such as primary care and diagnostics/behavior modification, where we do not have any experience. These areas would be new to our product development, sales and marketing personnel, and we cannot be assured that the markets for these products and services will develop or that we will be able to compete effectively or will generate significant revenues in these new areas making our success in this area difficult to predict. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in redesigning approaches to medical care and diagnostic medicine. Competitors operating in these potential new business areas may have substantially greater financial and other resources, larger research and development staff and more experience in these business areas. There can be no assurances that if we undertake new business areas, that the market will accept our offerings, or that such offerings will generate significant revenues for us.

We may make acquisitions to expand our business, and if any of those acquisitions are unsuccessful, our business may be harmed.

We may choose to expand our current business through the acquisition of other businesses, products or technologies, or through strategic alliances. Acquisitions involve numerous risks, including the following:

•
The possibility that we will pay more than the value we derive from the acquisition which could result in future non-cash impairment charges, and incremental operating losses;
•
Difficulties in integration of the operations, technologies and products of the acquired companies, which may require significant attention of our management that otherwise would be available for the ongoing development of our business;
•
The assumption of certain known and unknown liabilities of the acquired companies;
•
Difficulties in retaining key relationships with employees, customers, collaborators, vendors and suppliers of the acquired company; and
•
In the case of acquisitions outside of the jurisdictions we currently operate in, the need to address the particular economic, currency, political, and regulatory risks associated with specific countries, particularly those related to our

•
collection of sensitive data, regulatory approvals, and tax management, which may result in significant additional costs or management overhead for our business.

Any of these factors could have a negative impact on our business, results of operations or financial position.

Risks Related to Our Collaborations

Our Therapeutics business is substantially dependent on our collaboration with “GSK” for the development and commercialization of any drugs discovered during the discovery term of the agreement. If we, GSK and any future collaborators are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize any drugs, or experience delays in doing so, our business may be materially harmed. We may engage and depend on other third parties for the development and commercialization of drugs and therapeutic programs discovered following the expiration of the GSK agreement or outside its scope. If those collaborations are not successful, we may not be able to capitalize on our investment in our Therapeutic business.

In July 2018, we entered into a collaboration agreement with GSK focused on the discovery, development and commercialization of drugs that are identified utilizing our proprietary databases and data mining technologies (the “GSK Agreement”). Under the GSK Agreement, GSK is our exclusive collaborator for drug discovery programs for a four-year period, which may be extended for a fifth year by GSK. Under the GSK Agreement, we and GSK jointly research potential drugs based on reports generated from our proprietary databases and using our proprietary data mining technologies. Once promising drugs are identified through these joint efforts, we and GSK share equally in the costs of discovery, development, and commercialization of any resultant drugs. Both parties have the right to opt out or reduce their share of the funding upon the occurrence of certain specified development milestones, in which case such party would no longer be entitled to share equally in the results of a successful collaboration, but instead would receive certain royalty payments on sales of the resultant drugs, depending on the timing and extent to which such party has reduced its funding or opted out. If GSK were to exercise any of the rights described in the prior sentence, and we elected to continue development, we would be required to supply any necessary funding to continue the development of the applicable drug. In addition, if we were to opt out of a program, GSK has the right to unilaterally decide to terminate the program or fail to develop a drug product, in which case we would not receive any royalty payments. In addition, substantially all our research services revenue is derived from the required payments for research services under the GSK Agreement. When the discovery term of the GSK Agreement terminates, there can be no assurance that we will be able to generate research services revenue from other sources. While the GSK Agreement may not be terminated for convenience, GSK has the ability to terminate the GSK Agreement if certain conditions are met. If GSK were to terminate the GSK Agreement, to reduce its funding or opt out of any drugs thereunder, or to shift its research and development focus so as to deemphasize any programs under the GSK Agreement, our revenues, operating results and our ability to fund and advance drug programs and conduct our Therapeutics business would be adversely affected. We cannot provide any assurance with respect to the success of any research, development or commercialization efforts pursuant to the GSK Agreement.

Our current collaboration with GSK poses, and potential additional collaborations involving drug development activities outside of the GSK Agreement with GSK pose, the following risks to us:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•
collaborators may not perform their obligations as expected;
•
collaborators may not pursue development and commercialization of any drugs that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug, repeat or conduct new clinical trials or require a new formulation of a drug for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our drugs;
•
drugs discovered in collaboration with us may be viewed by our collaborators as competitive with their own drugs, which may cause collaborators to cease to devote resources to the commercialization of our drug;
•
collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a drug candidate or product;

•
collaborators may not properly enforce, maintain or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation, or other intellectual property proceedings;
•
collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•
disputes may arise between a collaborator and us that cause the delay or termination of the research, development or commercialization of the drug, or that result in costly litigation or arbitration that diverts management attention and resources;
•
if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program under such collaboration could be delayed, diminished or terminated;
•
collaboration agreements may restrict our right to independently pursue new drugs. For example, under the GSK Agreement, we are prohibited from, directly or indirectly, identifying, developing, manufacturing or commercializing drugs, unless GSK has opted-out of the program or the program pre-existed the date of the Collaboration; and
•
collaborations may be terminated by the collaborator, and, if terminated, we may suffer reputational harm, find it more difficult to attract new collaborators and be required to raise additional capital to pursue further development or commercialization of the applicable drugs.

GSK and any other potential drug discovery collaborators will have significant discretion in determining when to make announcements, if any, about the status of our collaborations, including results from clinical trials, and timelines for advancing collaborative programs. As a consequence, the price of our Class A common stock may decline as a result of announcements of unexpected clinical trial results or data relative to our research and development programs.

Our drug discovery collaborators have significant discretion in determining when to make announcements about the status of our collaborations, including about preclinical and clinical developments and timelines for advancing the collaborative programs. While as a general matter we intend to periodically report on the status of our collaborations, our drug discovery collaborators, and in particular, our privately-held collaborators, may wish to report such information more or less frequently than we intend to or may not wish to report such information at all. The price of our Class A common stock may decline as a result of the public announcement of unexpected results or developments in our collaborations, or as a result of our collaborators withholding such information.

We may seek to establish additional collaborations in the future, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our Therapeutics business and the potential commercialization of any drugs will require substantial additional cash to fund expenses. If the GSK Agreement is terminated, or following its expiration, we may decide to collaborate with other pharmaceutical and biotechnology companies for drug development, manufacture and commercialization activities. These collaborations may not be successful, which would adversely impact our business and results of operations.

Under the GSK Agreement, we have granted exclusive rights to GSK with respect to the identification, development and commercialization of drugs until fiscal 2023 and, if GSK exercises its option to extend, until fiscal 2024, subject to certain limited exceptions. During the discovery term of the GSK Agreement, we are restricted from granting similar rights to other parties. This exclusivity currently limits our ability to enter into strategic drug discovery collaborations with other third parties. To the extent we seek additional collaboration opportunities in the future, we will face significant competition. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to successfully enter into collaborations in the future, we may have to curtail our drug discovery and development activities including reducing or delaying individual development programs, potential commercialization plans, or any sales or marketing activities for a drug. We may also have to increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our drugs or bring them to market and generate product revenue.

Our collaborators may not achieve projected discovery and development milestones and other anticipated key events in the expected timelines or at all, which could have an adverse impact on our business.

Our current drug discovery collaborators, from whom we are entitled to receive milestone payments upon achievement of various development, regulatory, and commercial milestones as well as royalties on commercial sales, if any, under the collaboration agreements that we have entered into with them, face numerous risks in the development of drugs, including the conduct of preclinical and clinical testing, obtaining regulatory approval, and achieving product sales. In addition, the amounts we are entitled to receive upon the achievement of such milestones tend to be smaller for near-term development milestones and increase if and as a collaborative drug advances through regulatory development to commercialization and will vary depending on the level of commercial success achieved, if any. We do not anticipate receiving significant milestone payments from many of our drug discovery collaborators for several years, if at all, and our drug discovery collaborators may never achieve milestones that result in significant cash payments to us. Accordingly, our business could be adversely affected if projected discovery and development milestones are not achieved.

Risks Related to Governmental Regulation

Our products and services are subject to extensive regulation by various U.S. federal and state agencies and compliance with existing or future regulations could result in unanticipated expenses, or limit our ability to offer our products and services.

On November 22, 2013, we received a warning letter from the FDA to discontinue marketing our health-related genetic test in the U.S. until we received FDA marketing authorization for the device. We were allowed to continue to offer genetic ancestry services in the U.S.

In June 2014, we submitted a 510(k) seeking premarket clearance for our Bloom Syndrome carrier test. On February 19, 2015, FDA granted marketing authorization pursuant to its de novo review standard for our Bloom Syndrome carrier test. FDA also determined that certain of our other similar autosomal recessive carrier reports were exempt moderate risk reports, which subject to special controls, could be marketed by us without further premarket review. In October 2015, we began marketing our new Personal Genome Service in the U.S., which includes detailed reports on carrier status, pursuant to our FDA authorization and exemption, as well as research reports and reports on wellness, traits and ancestry, which we believe do not require premarket authorization.

We continued to submit additional requests to the FDA seeking authorization to market certain Genetic Health Risk (“GHR”) reports. On April 6, 2017, the FDA granted marketing authorization pursuant to its de novo review standard for our GHR reports for ten disease conditions. The FDA also determined that certain of our other similar genetic health risk reports were exempt low-to-moderate risk reports, which subject to certain special controls, could be marketed by us without further premarket review. On March 6, 2018, the FDA granted marketing authorization pursuant to its de novo review standard for our Genetic Health Risk report for BRCA1/BRCA2 (Selected Variants). On January 22, 2019, we received FDA clearance for a Genetic Health Risk report for MUTYH-associated polyposis (MAP), a hereditary colorectal cancer syndrome. On October 31, 2018, the FDA granted marketing authorization pursuant to its de novo review standard for our Pharmacogenetic reports, including our Pharmacogenetics report for CYP2C19. On August 17, 2020, the FDA granted a 510(k) clearance for our Pharmacogenetics report for CYP2C19, modifying the labeling of the report authorized in 2018 to remove the need for confirmatory testing, allowing us to report interpretive drug information for two medications.

We may be required to seek FDA-premarket review of other products and services, including reports that we do not currently believe require premarket authorization but could be subject to additional regulation including premarket review. The Verifying Accurate Leading-edge IVCT Development Act of 2021 (the “VALID Act of 2021,” the “VALID Act” or the “Act”) was introduced in both the House and Senate on June 24, 2021 which seeks to regulate laboratory testing and to modernize FDA regulations of diagnostic products and it could increase the types of our reports which are subject to premarket review.. For any such review, we are required to conduct extensive analytical validation and user comprehension studies to demonstrate the accuracy of our test results and that they are appropriate for sale directly to consumers. This process will likely be costly, time-consuming and uncertain. Delays in receipt of, or failure to obtain, authorizations or clearances could materially delay or prevent us from commercializing new products and services or result in substantial additional costs. We may not be able to obtain FDA authorization for all our products and services.

We will face legal, reputational, and financial risks if we fail to protect our customer data from security breaches or cyberattacks. Changes in laws or regulations relating to privacy or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy or the protection or transfer of data relating to individuals, could adversely affect our business.

We receive and store a large volume of personally identifiable information, genetic information, and other data relating to our customers, as well as other personally identifiable information and other data relating to individuals such as our employees. Security breaches, employee malfeasance, or human or technological error could lead to potential unauthorized disclosure of our customers’ personal information. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities.

A security compromise of our information systems or of those of businesses with whom we interact that results in confidential information being accessed by unauthorized or improper persons could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, disruption of our business, and claims brought by our customers or others for breaching contractual confidentiality and security provisions or data protection laws. Monetary damages imposed on us could be significant and not covered by our liability insurance. Techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems evolve frequently and may not immediately produce signs of intrusion, and we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that we expend substantial additional resources related to the security of our information systems and providing required breach notifications, diverting resources from other projects and disrupting our businesses. If we experience a data security breach, our reputation could be damaged, and we could be subject to additional litigation, regulatory risks and business losses.

Numerous local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Telephone Consumer Protection Act of 1991, or the TCPA, Section 5 of the Federal Trade Commission Act, and effective as of January 1, 2020, the California Consumer Privacy Act (the “CCPA”). These laws, rules, and regulations evolve frequently, and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CCPA, which went into effect on January 1, 2020, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions. For example, the California Privacy Rights Act (“CPRA”) recently was approved by California voters and significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA does not become operative until January 1, 2023 (and then applies only to consumer data collected on or after January 1, 2022, (the “lookback period”), with enforcement beginning July 1, 2023. While the CCPA will remain operative and enforceable from now until July 1, 2023, we will continue to monitor developments related to the CPRA. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. The CCPA and other changes in laws or regulations relating to privacy, data protection, breach notifications, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.

We also are required to comply with increasingly complex and changing data security and privacy regulations in the UK, the EU and in other jurisdictions in which we conduct business that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. For example, the European Union’s General Data Protection Regulation (“GDPR”), now also enacted in the UK (“UK GDPR”), has imposed stringent compliance obligations regarding the handling of personal data and has resulted in the issuance of significant financial penalties for noncompliance. Further, in July 2020, the Court of Justice of the European Union released a decision in the Schrems II case (Data Protection Commission v. Facebook Ireland, Schrems), declaring the EU-US Privacy Shield invalid and calling into question data transfers carried out under the European Commission’s Standard Contractual Clauses. As a result of the decision, we may face additional scrutiny from EU regulators in relation to the transfer of personal data from the EU to the US. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. In the U.S., there have been proposals for federal privacy legislation and many new state privacy laws proposed. In 2021, laws specific to genetic testing companies have passed in Utah, Arizona and Maryland, and legislation has been proposed in other states, including California. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our customers pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions, any of which could materially adversely affect our business operations and operating results.

Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our third-party providers on our platform, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of personally identifiable information or other data relating to our customers, or other individuals, or the perception that any of the foregoing types of failure or compromise have occurred, could damage our reputation, discourage new and existing customers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations.

We plan to expand operations abroad where we have limited operating experience and we may be subject to increased regulatory risks and local competition. If we are unsuccessful in efforts to expand internationally, our business may be harmed.

Regulations exist or are under consideration in countries outside the U.S., which limit or prevent the sale of direct to consumer genetic tests. Some countries, including Australia, require premarket review by their regulatory body similar to that required in the U.S. by FDA. Some countries, including Australia, Germany, France and Switzerland require a physician prescription for genetic tests providing health information, thus limiting our offering in those countries to an ancestry-only test. Other countries require mandatory genetic counseling prior to genetic testing. These regulations limit the available market for our products and services and increase the costs associated with marketing the products and services where we are able to offer our products. Legal developments in the EU have created a range of new compliance obligations regarding transfers of personal data from the European Union to the U.S., including GDPR and UK GDPR, which applies to certain of our activities related to services that we offer or may offer to individuals located in the EU. Significant effort and expense will continue to be required to ensure compliance with the GDPR and UK GDPR, and could cause us to change our business practices. Moreover, requirements under the GDPR and UK GDPR may change periodically or may be modified by the EU/UK and/or national law. The GDPR and UK GDPR impose stringent compliance obligations regarding the handling of personal data and have resulted in the issuance of significant financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million/£17.5 million (whichever is higher) for the most serious violations.

The EU adopted the IVD Directive Regulation (“IVDR”) which increased the regulatory requirements applicable to IVDs in the EU and requires that we classify and obtain pre-market approval from an independent certified notified body for our Personal Genome Service health reports, which will be subject to the IVDR as of May 25, 2022. We must also achieve and maintain International Standards Organization (ISO) certification of our Quality Management Systems. If we are not able to achieve or maintain regulatory compliance, we may not be permitted to market our health reports and/or may be subject to enforcement by EU Competent Authorities, bodies with authority to act on behalf of the government of the applicable EU Member State, or other nations which adopt IVDR standards, to ensure that the requirements of the directive or regulation are met.

Additionally, in September 2020 the United Kingdom Medicines and Healthcare Products Regulatory Agency (“MHRA”) announced regulations requiring a new United Kingdom Conformity Assessed mark (“UKCA”) applicable to medical devices, including testing products and services like our Personal Genome Service health reports, to be placed on the market beginning January 1, 2021 or for products already on the market, to be maintained on the market after June 30, 2023 which requires that a Declaration of Conformity be obtained based on technical files for all products to which the UKCA applies. Aspects of the UKCA took effect January 1, 2021 and require that medical devices be registered with MHRA. In addition to registration requirements, manufacturers of medical devices based outside of the United Kingdom, including us, must designate a United Kingdom Responsible Person to maintain documents supporting the UKCA and Declaration of

Conformity and respond to inquiries from MHRA. If we are not able to achieve or maintain regulatory compliance, we may not be permitted to market our health reports and/or may be subject to enforcement action by MHRA.

If we fail to comply with any of these regulations, we could become subject to enforcement actions or the imposition of significant monetary fines, other penalties, or claims, which could harm our operating results or our ability to conduct our business.

Risks Related to Intellectual Property and Legal Proceedings

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We depend on our proprietary technology, intellectual property and services for our success and ability to compete. We rely and expect to continue to rely on a combination of confidentiality and other agreements with our employees, consultants and third parties with whom we have relationships and who may have access to confidential or patentable aspects of our research and development output, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. Although we enter into these confidentiality and other agreements, any of these parties may breach the agreements and disclose information before a patent application is filed and jeopardize our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Since publications in the scientific literature often lag behind the actual discoveries, and patent applications do not publish until 18 months after filing, we are never certain that we are the first to make the inventions claimed in any of our patents or that we are the first to file for patent protection of such patents. We have filed various applications for certain aspects of our intellectual property in the U.S. and other countries. However, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, pending and future patent, copyright, trademark and other applications may not be approved and we may not be able to prevent infringement without incurring substantial expense. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent, as do the laws of the U.S.

If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Despite our efforts to protect our proprietary rights, attempts may be made to copy or reverse engineer aspects of our products or services, or to obtain and use information that we regard as proprietary. Accordingly, we may be unable to protect our proprietary rights against unauthorized third party copying or use. Furthermore, policing the unauthorized use of our intellectual property would be difficult for us. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation and/or any of the events above could result in substantial costs and diversion of resources and could have a material adverse effect on our business, consolidated financial condition and consolidated results of operations.

We may be unable to obtain and maintain patent protection for therapeutic drugs we develop.

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries for our proprietary therapeutic drugs and other technologies. Since the development of our therapeutic drugs is at an early stage, our intellectual property portfolio is also at an early stage. We have filed and intend to file patent applications. However, there are no assurances that any such patent application will issue as a granted patent. Any failure to file a non-provisional application within one year of a provisional patent application may cause us to lose the ability to obtain patent protection for the inventions disclosed in the provisional patent application.

In addition, in some cases, we may not be able to obtain issued claims covering compositions relating to our programs and therapeutic drugs, as well as other technologies important to our business. Instead, we may rely on patent applications covering a method of use and/or method of manufacture for protection of such programs and therapeutic drugs. There is no assurance that any such patent application will issue as a granted patent, and even if they are granted, the claims may not be sufficient to prevent third parties from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our programs and therapeutic drugs could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be unable to obtain sufficiently broad protection, or we may lose patent protection.

As patent prosecution of biotechnology and pharmaceutical companies is highly uncertain, involves complex legal and factual questions, and has been the subject of litigation in recent years, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in granted patents that protect our drugs which would render us unable to prevent others from commercializing our drugs. The coverage of patent claims may be significantly reduced during patent prosecution before the patent is granted and the scope can also be reinterpreted after grant, which may not provide us meaningful protection, may not allow us to exclude competitors or may not provide us with any competitive advantage.

Litigation with respect to our intellectual property rights or our commercial activities could result in unanticipated expenses and, if resolved unfavorably, could harm our business.

Companies in the genetics, pharmaceutical, medical device, Internet, technology and online payment industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have, in the past, received notice from patent holders and other parties alleging that we have infringed their intellectual property rights. As we face increasing competition and become increasingly high profile, the possibility of intellectual property rights claims against us grows. Our technologies and services may not be able to withstand any third-party claims or rights against their use. We may in the future be subject to litigation on the foregoing grounds or other grounds. The costs of supporting such litigation are considerable, and there can be no assurances that a favorable outcome will be obtained. We may be required to settle such litigation on terms that are unfavorable to us. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment, which may not be reversible upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party.

With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of a third party's rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue such practices. The development of alternative non-infringing technology or practices could require significant effort and expense. Our business and results of operations could be materially and adversely affected as a result.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our products and services in all countries throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the U.S., and we may encounter difficulties in protecting and defending such rights in foreign jurisdictions. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many other countries do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology, which could make it difficult for us to stop the infringement of our patents in such countries. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Changes in patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products and services.

Changes in either the patent laws or in interpretations of patent laws in the U.S. or other countries or regions may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In the U.S., prior to March 16, 2013, assuming that other requirements for patentability were satisfied, the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act (“America Invents Act”), enacted on September 16, 2011, the U.S. transitioned to a first inventor to file system in which, assuming that other requirements for patentability are satisfied, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, a third party that files a patent application in the USPTO before us could be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our products or services or invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business.

Recent U.S. Supreme Court rulings have also narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Issued patents covering our products and services could be found invalid or unenforceable if challenged.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and some of our patents or patent applications, including licensed patents, may be challenged, in courts or patent offices in the U.S. and abroad. We or our collaborators may be subject to a third-party preissuance submission of prior art to the USPTO or be involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference or other similar proceedings challenging our or our collaborators’ patent rights. An adverse decision in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, such patent rights, allow third parties to commercialize our drugs or other technologies and compete directly with us, without payment to us or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Additionally, if we and our licensing partners initiate or become involved in legal proceedings against a third party to enforce a patent covering one of our products or technologies, the defendant could counterclaim that the patent covering our product is invalid or unenforceable. In patent litigation in the U.S., counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. In addition, the U.S. now awards patent priority to the first party to file a patent application, and others may submit patent claims covering our inventions prior to us. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. A successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, which could have a material adverse impact on our business. Furthermore, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products and services.

We may not be aware of all third-party intellectual property rights potentially relating to our drug pipeline, products and services. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO. The outcome of such proceedings is uncertain, and other patent applications may have priority over our patent applications. Such proceedings could also result in substantial costs to us and divert our management’s attention and resources.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We employ, and expect to employ in the future, individuals who were previously employed at universities or other companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or other third parties, or to claims that we have improperly used or obtained such trade secrets. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. A loss of key research personnel work product could hamper or prevent our ability to commercialize potential products and services, which could harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may not be able to protect and enforce our trademarks.

We have not yet registered certain of our trademarks in all of our potential markets, although we have registered 23andMe, Inc., 23andMe, and other 23andMe logos and product and service names in the U.S., the EU and a number of other countries and are seeking to register additional trademarks. As we apply to register our unregistered trademarks in the U.S. and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In certain countries outside of the U.S., trademark registration is required to enforce trademark rights. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. Ownership disputes may arise, for example, from conflicting obligations of employees, consultants or others who are involved in developing our future products and services.

Litigation may be necessary to defend against these and other claims by a third party challenging inventorship of our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product or services. Alternatively, we may need to obtain one or more additional licenses from the third party which will be time-consuming and expensive and could result in substantial costs and diversion of resources and could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we become involved in patent litigation or other proceedings related to a determination of rights, we could incur substantial costs and expenses, substantial liability for damages or be required to stop our development and commercialization efforts of our products and services.

There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the life sciences, clinical diagnostics and drug discovery industries, including patent infringement lawsuits, declaratory judgment litigation and adversarial proceedings before the USPTO, including interferences, derivation proceedings, ex parte reexaminations, post-grant review and inter partes review, as well as corresponding proceedings in foreign courts and foreign patent offices.

We may, in the future, become involved with litigation or actions at the USPTO or foreign patent offices with various third parties. We expect that the number of such claims may increase as our industry expands, more patents are issued, the number of products or services increases and the level of competition in our industry increases. Any infringement claim, regardless of its validity, could harm our business by, among other things, resulting in time-consuming and costly litigation, diverting management’s time and attention from the development of our business, requiring the payment of monetary damages (including treble damages, attorneys’ fees, costs and expenses) or royalty payments.

It may be necessary for us to pursue litigation or adversarial proceedings before the patent office to enforce our patent and proprietary rights or to determine the scope, coverage and validity of the proprietary rights of others. The outcome of any such litigation might not be favorable to us, and even if we were to prevail, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results or financial condition.

As we move into new markets and expand our products or services offerings, incumbent participants in such markets may assert their patents and other proprietary rights against us as a means of slowing our entry into such markets or as a means to extract substantial license and royalty payments from us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may provide little or no deterrence or protection.

Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our current or future products, technologies and services may infringe. We cannot be certain that we have identified or addressed all potentially significant third-party patents in advance of an infringement claim being made against us. In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our products or services infringes these patents. Defense of infringement and other claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Parties making claims against us may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products or services and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs and expenses if we are found to have willfully infringed. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties and obtain one or more licenses from third parties, or be prohibited from selling certain products or services. We may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we could encounter delays in product or service introductions while we attempt to develop alternative products or services to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing products or services, and the prohibition of sale of any of our products or services could materially affect our business and our ability to gain market acceptance for our products or services.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock.

In addition, our agreements with some of our customers, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results or financial condition.

Patent terms may be inadequate to protect our competitive position on our products and services for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products and services are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new products and services, patents protecting such products and services might expire before or shortly after such products and services are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may not obtain patent term extension and data exclusivity for our drugs.

Depending upon the timing, duration and details of any FDA marketing approval of any drugs, our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (Hatch-Waxman Act), which permits a maximum of 5 years of patent term extension as compensation for patent term lost during FDA regulatory review. The extended patent term must not extend 14 years beyond the date of product approval, and may be used to extend only one patent and may be only used to extend a patent with claims covering the approved drug, a method of using it or a method of manufacturing the drug. Similar extensions are available in other foreign jurisdictions outside of the U.S., such as Supplemental Patent Certificates in Europe. Such extensions may not be granted in situations where there is a failure to exercise due diligence during the testing phase or regulatory review phase, failure to apply within the deadline, failure to apply prior to expiration of the relevant patent, or failure to satisfy the applicable requirements. In addition, the term of patent extension that is granted may be less than is requested. Failure to obtain patent term extension, allows our competitors to obtain approval of competing products following our patent expiration, and may harm our business and financial and growth prospects.

We may not be successful in obtaining, through acquisitions or otherwise, accessory rights to our drugs.

As other biotechnology and pharmaceutical companies and academic entities are competing with us, they may have patents or have filed and are likely filing patent applications potentially relevant to our business. We may find it necessary to obtain licenses to such patents from such third parties to avoid infringing on these third-party patents. The licensing of these third-party patents may be competitive and if we are unable to successfully obtain such rights, we may have to abandon development of the drug which may affect our business and financial and growth prospects.

We utilize open source software, which may pose particular risks to our proprietary software and source code.

We use open source software in our proprietary software and will use open source software in the future. Companies that incorporate open source software into their proprietary software and products have, from time to time, faced claims challenging the use of open source software and compliance with open source license terms. Some licenses governing the use of open source software contain requirements that we make available source code for modifications or derivative works we create based upon the open source software, and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. By the terms of certain open source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open source licenses to third parties at no cost, if we combine our proprietary software with open source software in certain manners. Although we monitor our use of open source software, we cannot assure you that all open source software is reviewed prior to use in our software, that our developers have not incorporated open source software into our proprietary software, or that they will not do so in the future. Additionally, the terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts. There is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our proprietary software. Companies that incorporate open source software into their products have, in the past, faced claims seeking enforcement of open source license provisions and claims asserting ownership of open source software incorporated into their proprietary software. If an author or other third party that distributes such open source software were to allege that we have not complied with the conditions of an open source license, we could incur significant legal costs defending ourselves against such allegations. In the event such claims were successful, we could be subject to significant damages or be enjoined from the distribution of our proprietary software. In addition, the terms of open source software licenses may require us to provide software that we develop using such open source software to others on unfavorable license terms. As a result of our current or future use of open source software, we may face claims or litigation, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our proprietary software, discontinue making our proprietary software available in the event re-engineering cannot be accomplished on a timely basis, discontinue certain aspects or functionality of our PGS, or take other remedial action. Any such re-engineering or other remedial efforts could require significant additional research and development resources, and we may not be able to successfully complete any such re-engineering or other remedial efforts. Further, in addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of the software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a negative effect on our business, financial condition and results of operations.

Risks Relating to Financial Reporting and Results of Operations

We have identified a material weakness in our internal control over financial reporting and, if our remediation of this material weakness is not effective, or if we fail to maintain effective internal control over financial reporting in the future, our ability to produce accurate and timely consolidated financial statements could be impaired. This could adversely affect investor confidence in the Company and, as a result, the value of our Class A common stock.

In connection with the audit of our consolidated financial statements as of March 31, 2021 and 2020 and for the fiscal years ended March 31, 2021, 2020, and 2019, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified was a lack of sufficient resources in our finance function to meet our financial reporting requirements. This material weakness resulted in insufficient management review of journal entries, account reconciliations, and review of financial statements. We have taken steps to enhance our internal control environment, including dedicating additional resources to our finance function. Although we plan to complete this remediation process as quickly as possible, we cannot estimate at this time how long it will take.

Failure to maintain effective internal control over our financial reporting could have a material and adverse effect. Starting with fiscal year 2022, Section 404 of the Sarbanes-Oxley Act may require us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, also starting with fiscal year 2022, we may be required to have our independent registered public accounting firm attest to and report on management’s assessment of the effectiveness of internal control over financial reporting when we cease to qualify as an “emerging growth company,” pursuant to the JOBS Act. If we are unable to conclude that we has effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide an attestation and an unqualified report as to the effectiveness of internal control over financial reporting, investors might lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

Our quarterly operating results may fluctuate significantly.

 Our quarterly operating results may fluctuate significantly due to seasonality and other factors, some of which are beyond our control, including negative publicly relating to our products and services, changes on customer preferences, and competitive conditions, resulting in a decline in the price of our Class A common stock. Any fluctuation in our operating results, especially if below the expectations of securities analysts, could adversely affect the market price of our securities. Any reduction in the market price of our securities could make it more difficult for us to raise additional funds through future offerings of shares of Class A common stock or other securities.

Our ability to use our net operating loss carryforwards may be subject to limitations.

As of March 31, 2021, we had approximately $733.3 million of federal net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2026. Realization of any tax benefit from our carryforwards is dependent on our ability to generate future taxable income and the absence of certain “ownership changes” of our Class A common stock. An “ownership change,” as defined in the applicable federal income tax rules, could place significant limitations, on an annual basis, on the amount of our future taxable income that may be offset by our carryforwards. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to utilize a substantial portion of our carryforwards. We have not conducted a study to determine whether an “ownership change” has occurred since March 31, 2021 or if: (i) the Merger will result in an “ownership change,” (ii) we have incurred one or more “ownership changes,” or (iii) the issuance of shares of our Class A common stock (including due to this offering) results in an “ownership change,” and if such an ownership change is deemed to have occurred, our ability to use our carryforwards may be limited. In addition, the change in ownership resulting from the Business Combination may make it more likely that we will be deemed to have undergone an “ownership change” that may have the effect of limiting our ability to use our carryforwards. Other issuances of shares of our Class A common stock which could cause an “ownership change” include the issuance of shares of Class A common stock upon future conversion or exercise of outstanding options and warrants or future Class A common stock offerings. If we have experienced or do experience an ownership change at any time since our formation, use of our net operating loss carryforwards would be subject to an annual limitation under Section 382 or 383 of the Code. Such a limitation would be determined by first multiplying the value of our outstanding shares at the time of the ownership change by the applicable long-term, tax-exempt rate. A current estimate of the applicable long-term tax-exempt rate is 1%. In addition, the Code regulations allow the annual limitation to be increased by certain adjustments, which, for us, would primarily relate to recognized built-in gains on appreciated assets during the five-year recognition period beginning on the ownership change date.

Our Warrants are accounted for as liabilities and the changes in fair value of our warrants could have a material effect on our financial results.

On April 12, 2021, the SEC issued a statement (the “Statement”) discussing the accounting implications of certain terms that are common in warrants issued by special purpose acquisition companies. In light of the Statement and guidance in ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” VGAC’s management evaluated the terms of the Warrant Agreement entered into in connection with its initial public offering and concluded that its Warrants include provisions that, based on the Statement, preclude the Warrants from being classified as components of equity. As a result, we have classified the Warrants as liabilities. Under this accounting treatment, we are required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will recognize non-cash gains or losses due to the quarterly valuation of our Warrants and that such gains or losses could be material.

We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.

We have incurred significant losses since our inception. For the fiscal years ended March 31, 2021, 2020, and 2019, we incurred net losses of $183.6 million, $250.9 million and $183.5 million, respectively. As of June 30, 2021, we had an accumulated deficit of $1,108 million. We expect to incur substantial operating losses in future periods.

We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to expand therapeutic research and development efforts, develop drugs with collaborators or on our own, enhance our existing consumer products, services and business model, broaden our customer base, work with the FDA and other regulatory agencies, and hire additional employees to support our growth. Historically, we have devoted most of our financial resources to the research and development of our PGS, as well as our Therapeutics business, which we launched in April 2015. The discovery and development of safe and effective therapies is a complex and uncertain process, which takes many years and involves significant costs. We may not succeed in increasing our revenues, which historically have been reliant on sales of our PGS, in a manner that will be sufficient to offset these higher expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we are subject to enhanced internal controls standards have incurred and will continue to incur increased legal, accounting and other costs not incurred as a private company. The Sarbanes-Oxley Act and related rules and regulations of the SEC and Nasdaq regulate the corporate governance practices of public companies. Compliance with these requirements has increased and will continue increase our expenses and make some activities more time-consuming than they have been in the past when we were a private company. Such additional costs going forward could negatively affect our financial results.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

Generally accepted accounting principles in the U.S. are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. Any change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.

We are subject to changing law and regulations regarding regulatory matters, corporate governance, and public disclosure that have increased our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in increased general and administrative expenses and a diversion of management time and attention.

Moreover, because these laws, regulations, and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 4, 2021, concurrently with the execution of the Merger Agreement, VGAC entered into subscription agreements with certain investors to which such investors collectively subscribed for an aggregate of 25,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $250,000,000 (the “PIPE Investment”). The securities issued in connection with the PIPE Investment were not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

2.1†

Agreement and Plan of Merger, dated as of February 4, 2021, by and among VG Acquisition Corp., Chrome Merger Sub, Inc., and 23andMe, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on February 4, 2021).

2.2

First Amendment to the Merger Agreement, dated as of February 13, 2021, by and among VG Acquisition Corp., Chrome Merger Sub, Inc., and 23andMe, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

2.3

Second Amendment to the Merger Agreement, dated as of March 25, 2021, by and among VG Acquisition Corp., Chrome Merger Sub, Inc., and 23andMe, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

4.1	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-248844), filed with the SEC on September 16, 2020).

4.2

Warrant Agreement, dated as of October 1, 2020, between VG Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on October 6, 2020).

4.3	Certificate of Corporate Domestication of VG Acquisition Corp. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on June 21, 2021).

10.1

Sponsor Letter Agreement, dated as of February 4, 2021, by and among 23andMe, Inc., VG Acquisition Sponsor LLC, VG Acquisition Corp., Credit Suisse Securities (USA) LLC as representative of the several Underwriters named therein, the Insiders (as defined therein) and the Holders (as defined therein) (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on February 4, 2021).

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on February 4, 2021).

10.3†	Form of Support Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Registration No. 001-39587), filed with the SEC on February 4, 2021).

10.4

Amended and Restated Registration Rights Agreement, dated as of June 16, 2021, by and among 23andMe Holding Co., VG Acquisition Sponsor LLC, and certain other initial stockholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on June 21, 2021).

10.5+

23andMe Holding Co. 2021 Incentive Equity Plan and forms of agreement thereunder (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on June 21, 2021).

10.6+	23andMe Holding Co. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on June 21, 2021).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.8+

Offer Letter, dated as of February 16, 2014, by and between 23andMe, Inc. and Kathy Hibbs (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.9+

Offer Letter, dated as of February 1, 2019, by and between 23andMe, Inc. and Kenneth Hillan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.10+

Offer Letter, dated as of October 14, 2010, by and between 23andMe, Inc. and Steve Lemon (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.11+

Offer Letter, dated as of March 27, 2018, by and between 23andMe, Inc. and Steve Schoch (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.12

Consulting Agreement, dated as of April 1, 2019, by and between 23andMe, Inc. and Richard Scheller, Ph.D. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.13

Amendment No. 1 to Consulting Agreement, dated as of March 30, 2020, by and between 23andMe, Inc. and Richard Scheller, Ph.D. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.14

Amendment No. 2 to Consulting Agreement, dated as of March 24, 2021, by and between 23andMe, Inc. and Richard Scheller, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.15+

23andMe, Inc. 2006 Equity Incentive Plan (as Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.16+	Form of 23andMe, Inc. 2006 Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.17††

Collaboration Agreement, dated as of July 24, 2018, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No.3) Limited (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.18††

First Amendment to Collaboration Agreement, dated as of April 8, 2019, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No.3) Limited (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.19††

Second Amendment to Collaboration Agreement, dated as of January 13, 2021, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No. 3) Limited (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.20+

Form of 23andMe, Inc. Employee Invention Assignment and Confidentiality Agreement (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.21

Promissory Note dated April 5, 2021, issued by VG Acquisition Corp. to VG Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.22*+	Form of 23andMe Holding Co. 2021 Nonqualified Stock Option Grant Agreement

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on June 21, 2021).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement.
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
††

The Registrant has redacted provisions or terms of this Exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the Exhibit to the SEC upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

23ANDME HOLDING CO.

Date:	August 13, 2021	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 13, 2021	By:	/s/ Steven Schoch
Name: Steven Schoch
Chief Financial and Accounting Officer
(Principal Financial Officer)