Form 10-Q
period 2021-09-30
23andMe Holding Co.
filed 2021-11-10
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 31, 2021, there were 93,677,322 shares of Class A common stock, $0.0001 par value per share, and 313,759,355 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

23ANDME HOLDING CO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this "Form 10-Q"), including, without limitation, statements under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Generally, statements that are not historical facts, including statements concerning 23andMe Holding Co.’s (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including, without limitation, words like "believes," "estimates," "anticipates," "expects," "intends," "plans," "may," "will," "potential," "projects," "predicts," "continue," or "should," or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those factors described under Part II, Item 1A: "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: "Risk Factors" may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results or operations, financial condition, and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	March 31,
	2021	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$701,050	$282,489
Restricted cash	1,399	1,399
Accounts receivable, net (related party amounts of $25,000 and nil as of September 30, 2021 and March 31, 2021, respectively)	26,707	2,481
Inventories	17,732	6,239
Deferred cost of revenue	5,526	5,482
Prepaid expenses and other current assets	16,964	15,485
Total current assets	769,378	313,575
Property and equipment, net	53,749	60,884
Operating lease right-of-use assets	58,312	63,122
Restricted cash, noncurrent	6,974	6,974
Internal-use software, net	7,818	6,889
Other assets	6,809	654
Total assets	$903,040	$452,098
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable (related party amounts of nil and $4,422 as of September 30, 2021 and March 31, 2021, respectively)	$10,280	$12,271
Accrued expenses and other current liabilities (related party amounts of $12,610 and $7,065 as of September 30, 2021 and March 31, 2021, respectively)	29,541	31,953
Deferred revenue (related party amounts of $33,928 and $30,140 as of September 30, 2021 and March 31, 2021, respectively)	67,681	71,255
Operating lease liabilities	6,128	6,140
Total current liabilities	113,630	121,619
Operating lease liabilities, noncurrent	82,567	87,582
Other liabilities	1,211	1,165
Warrant liabilities	46,121	—
Total liabilities	$243,529	$210,366
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, $0.00001 par value per share, 10,000,000 and 209,512,070 shares authorized as of September 30, 2021 and March 31, 2021, respectively; nil and 209,181,855 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively; aggregate liquidation preference of nil and $874,107 as of September 30, 2021 and March 31, 2021, respectively	—	837,351
Stockholders' equity (deficit)
Common Stock - Class A shares, par value $0.0001, 93,409,227 and 20,713,076 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively; Class B shares, par value $0.0001, 313,759,355 and 103,816,708 shares issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	41	—
Additional paid-in capital	1,695,258	381,619
Accumulated deficit	(1,035,788)	(977,238)
Total stockholders’ equity (deficit)	659,511	(595,619)
Total liabilities and stockholders’ equity (deficit)	$903,040	$452,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenue (related party amounts of $10,002 and $9,840 for the three months ended September 30, 2021 and 2020, respectively, and $21,212 and $21,667 for the six months ended September 30, 2021 and 2020, respectively)	$55,204	$51,804	$114,443	$99,861
Cost of revenue (related party amounts of $(184) and $(1,063) for the three months ended September 30, 2021 and 2020, respectively, and $264 and $(651) for the six months ended September 30, 2021 and 2020, respectively)	27,276	27,209	55,818	52,773
Gross profit	27,928	24,595	58,625	47,088
Operating expenses:
Research and development (related party amounts of $5,864 and $4,631 for the three months ended September 30, 2021 and 2020, respectively, and $11,886 and $6,449 for the six months ended September 30, 2021 and 2020, respectively)	44,523	38,205	88,755	72,575
Sales and marketing	13,588	8,329	29,007	18,984
General and administrative	16,264	14,315	28,860	28,505
Total operating expenses	74,375	60,849	146,622	120,064
Loss from operations	(46,447)	(36,254)	(87,997)	(72,976)
Other (expense) income:
Interest income	92	69	136	143
Change in fair value of warrant liabilities	29,828	—	29,294	—
Other (expense) income, net	3	(6)	17	872
Net and comprehensive loss	$(16,524)	$(36,191)	$(58,550)	$(71,961)
Net loss per share of Class A and Class B common stock attributable to common stockholders, basic and diluted:
Basic and diluted	$(0.04)	$(0.38)	$(0.20)	$(0.76)
Weighted-average shares used to compute net loss per share:
Basic and diluted	406,886,060	94,985,853	288,190,872	94,285,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of March 31, 2021	91,198,378	$837,351	54,292,140	$—	$381,619	$(977,238)	$(595,619)
Recapitalization	117,983,477	—	70,237,644	12	(12)	—	—
Balance as of March 31, 2021	209,181,855	837,351	124,529,784	12	381,607	(977,238)	(595,619)
Preferred stock conversion	(209,181,855)	(837,351)	209,181,855	21	837,330	—	837,351
Issuance of common stock upon Merger (net of transaction costs of $33,726)	—	—	46,901,747	5	200,574	—	200,579
Issuance of PIPE shares (related party amount of $25,000)	—	—	25,000,000	3	249,997	—	250,000
Issuance of common stock upon exercise of stock options	—	—	818,479	—	2,553	—	2,553
Stock-based compensation expense	—	—	—	—	9,704	—	9,704
Net Loss	—	—	—	—	—	(42,026)	(42,026)
Balance as of June 30, 2021	—	$—	406,431,865	$41	$1,681,765	$(1,019,264)	$662,542
Issuance of common stock upon exercise of stock options	—	—	736,717	—	2,905	—	2,905
Stock-based compensation expense	—	—	—	—	10,588	—	10,588
Net Loss	—	—	—	—	—	(16,524)	(16,524)
Balance as of September 30, 2021	—	$—	407,168,582	$41	$1,695,258	$(1,035,788)	$659,511

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2020	86,443,341	$755,083	44,318,298	$—	$172,736	$(793,619)	$(620,883)
Recapitalization	111,831,592	—	57,334,501	9	(9)	—	—
Balance as of March 31, 2020	198,274,933	755,083	101,652,799	9	172,727	(793,619)	(620,883)
Issuance of common stock upon exercise of stock options	—	—	676,618	—	1,139	—	1,139
Vesting of early exercised stock options	—	—	—	—	4,241	—	4,241
Stock-based compensation expense	—	—	—	—	11,454	—	11,454
Net loss	—	—	—	—	—	(35,770)	(35,770)
Balance as of June 30, 2020	198,274,933	$755,083	102,329,417	$9	$189,561	$(829,389)	$(639,819)
Issuance of common stock upon exercise of stock options	—	—	437,913	—	827	—	827
Issuance of common stock related to early exercise of stock options	—	—	6,881,095	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	4,241	—	4,241
Stock-based compensation expense	—	—	—	—	10,964	—	10,964
Net loss	—	—	—	—	—	(36,191)	(36,191)
Balance as of September 30, 2020	198,274,933	$755,083	109,648,425	$9	$205,593	$(865,580)	$(659,978)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(58,550)	$(71,961)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,402	9,621
Amortization and impairment of internal-use software	1,106	1,078
Stock-based compensation expense	20,064	22,227
Changes in fair value of warrant liabilities	(29,294)	—
Loss (gain) on disposal of property and equipment	42	(5)
Gain on lease termination	(15)	(876)
Changes in operating assets and liabilities:
Accounts receivable (related party amounts of $(25,000) and $(25,000) for the six months ended September 30, 2021 and 2020, respectively)	(24,226)	(20,242)
Inventories	(11,494)	1,651
Deferred cost of revenue	(44)	1,772
Prepaid expenses and other current assets	(5,360)	5,208
Operating lease right-of-use assets	3,496	6,742
Other assets	(654)	389
Accounts payable (related party amounts of $(4,422) and $(1,617) for the six months ended September 30, 2021 and 2020, respectively)	(997)	(4,201)
Accrued expenses and other current liabilities (related party amounts of $5,545 and $(790) for the six months ended September 30, 2021 and 2020, respectively)	(2,276)	(1,061)
Deferred revenue (related party amounts of $3,788 and $3,333 for the six months ended September 30, 2021 and 2020, respectively)	(3,574)	(7,934)
Operating lease liabilities	(3,696)	(4,870)
Other liabilities	45	43
Net cash used in operating activities	(107,025)	(62,419)
Cash flows from investing activities:
Purchases of property and equipment	(1,810)	(3,627)
Prepayments for intangible assets	(5,500)	—
Proceeds from sale of property and equipment	1	612
Capitalized internal-use software costs	(1,807)	(1,988)
Net cash used in investing activities	(9,116)	(5,003)
Cash flows from financing activities:
Proceeds from exercise of stock options (related party amounts of nil and $34,710 for the six months ended September 30, 2021 and 2020, respectively)	5,624	36,587
Payments of deferred offering costs	(30,642)	—
Proceeds from issuance of common stock upon Merger	309,720	—
Proceeds from PIPE (related party amounts of $25,000 and nil for the six months ended September 30, 2021 and 2020, respectively)	250,000	—
Net cash provided by financing activities	534,702	36,587
Net increase (decrease) in cash and restricted cash	418,561	(30,835)
Cash and restricted cash—beginning of period	290,862	216,316
Cash and restricted cash—end of period	709,423	185,481
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment during the period included in accounts payable and accrued expenses	34	78
Stock-based compensation capitalized for internal-use software costs	437	312
Reclassification of deferred offering costs	3,971	—
Vesting of related party early exercised stock options	—	8,482
Assumption of merger warrants liability	75,415	—
Conversion of redeemable convertible preferred stock to common stock	837,351	—
Reconciliation of cash and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash	701,050	177,108
Restricted cash, current	1,399	1,399
Restricted cash, noncurrent	6,974	6,974
Total cash and restricted cash	$709,423	$185,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Description of Business

23andMe Holding Co. (the “Company”) is dedicated to helping people access, understand, and benefit from the human genome. The Company pioneered direct-to-consumer genetic testing through its Personal Genome Service® (“PGS”) products and services. Customers receive reports that provide them with information on their genetic health risks, their ancestry, and their traits, based on genetic testing of a saliva sample they send to the Company in an easy-to-use “spit kit” provided by the Company. Customers have the option to participate in the Company’s research programs. The Company analyzes consenting customers’ genotypic and phenotypic data to discover new insights into genetics. The Company uses these insights to generate new PGS reports, and, through its therapeutics business and collaborations with pharmaceutical companies, nonprofit institutions and universities, to discover and advance new therapies for unmet medical needs. 23andMe, Inc., the Company's accounting predecessor, was incorporated in Delaware in 2006. The Company is headquartered in Sunnyvale, California.

On June 16, 2021 (the “Closing Date”), the Company consummated the transactions (the “Merger”) contemplated by the Agreement and Plan of Merger, dated February 4, 2021, as amended on February 13, 2021 and March 25, 2021, by and among VG Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted company in 2020 (“VGAC”), Chrome Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of VGAC (the “Merger Sub”), and 23andMe, Inc. (the “Merger Agreement”). In connection with the Merger, VGAC changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its name to 23andMe Holding Co. (the “Domestication”). On the Closing Date, Merger Sub merged with and into 23andMe, Inc., with 23andMe, Inc. being the surviving corporation and a wholly owned subsidiary of the Company (together with the Merger and the Domestication, the “Business Combination”).

The transaction was accounted for as a reverse recapitalization with 23andMe, Inc. being the accounting acquirer and VGAC as the acquired company for accounting purposes. Accordingly, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of 23andMe, Inc. and its wholly owned subsidiary. The shares and net loss per common share prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger (each outstanding share of 23andMe, Inc. Class A common stock was exchanged for 2.293698169 shares of the Company’s Class A common stock, and each outstanding share of 23andMe, Inc. Class B common stock, including all shares of 23andMe, Inc. preferred stock (which were converted to shares of 23andMe, Inc. Class B common stock immediately prior to the Merger), was exchanged for 2.293698169 shares of the Company’s Class B common stock).

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

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of September 30, 2021 and for the three and six months ended September 30, 2021 and 2020 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the "condensed consolidated financial statements") have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended March 31, 2021 (the “audited consolidated financial statements”) that was included in the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2021 and its condensed consolidated results of operations and cash flows for the three and six months ended September 30, 2021 and 2020. The results of operations for the three and six months ended September 30, 2021 are not necessarily indicative of the results expected for the year ending March 31, 2022 or any other future interim or annual periods.

As a result of the Merger, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted.

Fiscal Year

The Company’s fiscal year ends on March 31. References to fiscal year 2022 and 2021, refer to the fiscal years ending and ended March 31, 2022 and 2021, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to the determination of standalone selling price for various performance obligations; the estimated expected benefit period for the rate and recognition pattern of breakage revenue for purchases where a saliva collection kit (“Kit”) is never returned for processing; the fair value of financial assets and liabilities; the capitalization and estimated useful life of internal use software; the useful life of long-lived assets; the timing and costs associated with asset retirement obligations; the incremental borrowing rate for operating leases; the fair value of private warrants; stock-based compensation including the determination of the fair value of the Company’s common stock and stock options prior to the Closing Date; and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates, and such differences could be material to the condensed consolidated financial statements.

The coronavirus (“COVID-19”) pandemic has created significant global economic uncertainty and resulted in the slowdown of economic activity. COVID-19 has disrupted the Company’s general business operations since March 2020 and the Company expects that such disruption will continue for an unknown period. As the Company continues to closely monitor the COVID-19 pandemic, its top priority remains protecting the health and safety of the Company’s employees. Safety guidelines and procedures, including social distancing and enhanced cleaning, have been developed for on-site employees and these policies are regularly monitored. The Company is not aware of any specific event or circumstance that would require revisions to estimates, updates to judgments, or adjustments to the carrying value of assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.

Concentration of Supplier Risk

Certain of the raw materials, components and equipment associated with the deoxyribonucleic acid (“DNA”) microarrays and Kits used by the Company in the delivery of its services are available only from third-party suppliers. The Company also relies on a third-party laboratory service for the processing of its customer samples. Shortages and slowdowns could occur in these essential materials, components, equipment, and laboratory services due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain materials, components, equipment, or laboratory services at acceptable prices, it would be required to reduce its laboratory operations, which could have a material adverse effect on its results of operations.

A single supplier accounted for 100% of the Company’s total purchases of microarrays and a separate single supplier accounted for 100% of the Company’s total purchases of Kits for the three and six months ended September 30, 2021 and 2020. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three and six months ended September 30, 2021 and 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash and accounts receivable. The Company maintains its cash with high-quality financial institutions in the United States, the composition and maturities of which are regularly monitored by the Company. The Company’s revenue and accounts receivable are derived primarily from the United States. See Revenue Recognition within Note 2, “Summary of Significant Accounting Policies,” for additional information regarding geographical disaggregation of revenue. The Company grants credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and does not require collateral. The Company regularly monitors the aging of accounts receivable balances.

Significant customer information is as follows:

	September 30,	March 31,
	2021	2021
Percentage of accounts receivable:
Customer B	94%	0%
Customer C	5%	35%
Customer D	0%	40%

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Percentage of revenue:
Customer C	27%	13%	20%	13%
Customer B	18%	19%	19%	22%

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

The Company sells through multiple channels, including direct to consumer via the Company’s website and through online retailers. If the customer does not return the Kit, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. To estimate breakage, the Company applies the practical expedient available under ASC 606 to assess its customer contracts on a portfolio basis as opposed to individual customer contracts, due to the similarity of customer characteristics, at the sales channel level. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition of the returning kits in these respective sales channel portfolios. The Company estimates breakage for the portion of Kits not expected to be returned using an analysis of historical data and considers other factors that could influence customer Kit return behavior. The Company updates its breakage rate estimate periodically and, if necessary, adjusts the deferred revenue balance accordingly. If actual return patterns vary from the estimate, actual breakage revenue may differ from the amounts recorded. The Company recognized breakage revenue from unreturned Kits of $4.1 million and $4.0 million for the three months ended September 30, 2021 and 2020, respectively, and $8.6 million and $8.5 million for the six months ended September 30, 2021 and 2020, respectively.

Fees paid to certain sales channel partners include, in part, compensation for obtaining PGS contracts. Such contracts have an amortization period of one year or less, and the Company has applied the practical expedient to recognize these costs as sales and marketing expenses when incurred. These costs were $0.8 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $3.9 million and $2.0 million for the six months ended September 30, 2021 and 2020, respectively.

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021		2020		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
Consumer services	$44,488	81%	$40,556	78%	$92,338	81%	$75,287	75%
Research services	10,716	19%	11,248	22%	22,105	19%	24,526	25%
Therapeutics	—	0%	—	0%	—	0%	48	0%
Total	$55,204	100%	$51,804	100%	$114,443	100%	$99,861	100%

Within the Consumer and Research Services segment, substantially all consumer services revenue is recognized at the point in time of the initial transfer of reports to the consumer, and substantially all research services revenue is recognized over time as services are performed. Substantially all Therapeutics revenue is recognized at the point in time intellectual property is transferred.

The following table summarizes revenue by region based on the shipping address of customers or the location where the services are delivered:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021		2020		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$38,613	70%	$36,068	70%	$78,965	69%	$68,428	69%
United Kingdom	12,335	22%	11,766	23%	26,240	23%	24,982	25%
Canada	2,748	5%	2,339	4%	5,988	5%	3,948	4%
Other regions	1,508	3%	1,631	3%	3,250	3%	2,503	2%
International	16,591	30%	15,736	30%	35,478	31%	31,433	31%
Total	$55,204	100%	$51,804	100%	$114,443	100%	$99,861	100%

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations not yet billed and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The amount of contract assets was immaterial as of September 30, 2021 and March 31, 2021.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company invoices in advance of fulfilling performance obligations under a contract. Deferred revenue primarily relates to Kits that have been shipped to consumers and non-consigned retail sites but not yet returned for processing by the consumer, as well as research services billed in advance of performance. Deferred revenue is recognized when the obligation to deliver results to the customer is satisfied and when research services are ultimately performed.

As of September 30, 2021, deferred revenue for consumer services was $32.5 million. Of the $39.3 million of deferred revenue for consumer services as of March 31, 2021, the Company recognized $6.4 million and $32.0 million as revenue during the three and six months ended September 30, 2021, respectively.

As of September 30, 2021, deferred revenue for research services was $35.2 million, including related party deferred revenue amounts of $33.9 million. Of the $31.9 million of deferred revenue for research services as of March 31, 2021, the Company recognized $10.7 million and $22.1 million as revenue during the three and six months ended September 30, 2021, respectively, of which related party revenue amounts were $10.0 million and $21.2 million, respectively.

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under ASC 606 to not disclose the value of unsatisfied performance obligations for PGS as those contracts have an expected length of one year or less. As of September 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $39.9 million. This amount is expected to be recognized over a remaining subsequent period of approximately 1 to 2 years from the reporting date.

Stock-Based Compensation

Stock-based compensation expense related to stock-based awards for employees and non-employees is recognized based on the fair value of the awards granted. The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected term of the stock-based award, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of common stock. The fair value of each restricted stock unit (“RSU”) is estimated based on the fair value of the common stock on the grant date. Prior to the Merger, the Company determined the fair value of its common stock for financial reporting as of each grant date based on numerous objective and subjective factors and management’s judgement. Subsequent to the Merger, the Company determines the fair value using the market closing price of its common stock on the date of grant. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, including awards with graded vesting and no additional conditions for vesting other than service conditions. The Company accounts for forfeitures as they occur.

Warrant Liabilities

The Company classifies the Private Placement Warrants and the Public Warrants (both defined and discussed in Note 10, "Common Stock and Warrants" and, collectively, the "Warrants") as liabilities. At the end of each reporting period, changes in fair value during the period are recognized as change in fair value of warrant liabilities within the condensed consolidated statements of operations and comprehensive loss. The Company will continue to adjust the warrant liability for changes in the fair value until the earlier of (a) the exercise or expiration of the Warrants or (b) the redemption of the Warrants, at which time the Warrants will be reclassified to additional paid-in capital.

Segment Information

The Company currently operates in two reporting segments: Consumer & Research Services and Therapeutics. The Consumer & Research Services segment consists of revenue and expenses from PGS, as well as research services revenue and expenses from certain collaboration agreements (including the GSK Agreement (as defined below)). The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. Substantially all of the Company’s revenues are derived from the Consumer & Research Services segment. See Note 2, “Summary of Significant Accounting Policies,” for additional information regarding revenue. There are no inter-segment sales.

Certain expenses such as Finance, Legal, Regulatory and Supplier Quality, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM (as defined below). These amounts are included in Unallocated Corporate in the reconciliations below. The chief operating decision-maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM evaluates the performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before net interest expense (income), net other expense (income), changes in fair value of warrant liabilities, depreciation and amortization of fixed assets, amortization of internal use software, non-cash stock-based compensation expense, acquisition-related costs, and expenses related to restructuring and other charges, if applicable for the period.

Adjusted EBITDA is a key measure used by the Company's management and Board of Directors to understand and evaluate the Company's operating performance and trends, to prepare and approve the annual budget, and to develop short- and long-term operating plans. In particular, the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of the Company's business. Accordingly, Adjusted EBITDA provides useful information in understanding and evaluating the Company's operating results in the same manner as management and the Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in the Company's industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.

Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, the Company will incur expenses similar to the adjustments in this presentation in the future. The presentation of Adjusted EBITDA should not be construed as an inference that the Company's future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating the Company's performance, Adjusted EBITDA should be considered alongside other financial performance measures, including net loss and other GAAP results.

The Company’s revenue and Adjusted EBITDA by segment is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Segment Revenue
Consumer and Research Services	$55,204	$51,804	$114,443	$99,813
Therapeutics	—	—	—	48
Total Revenue	$55,204	$51,804	$114,443	$99,861
Segment Adjusted EBITDA
Consumer and Research Services Adjusted EBITDA	$(760)	$1,778	$(1,265)	$(2,458)
Therapeutics Adjusted EBITDA	(18,828)	(14,440)	(37,131)	(23,835)
Unallocated Corporate	(10,095)	(7,558)	(18,563)	(13,757)
Total Adjusted EBITDA	$(29,683)	$(20,220)	$(56,959)	$(40,050)

Reconciliation of net loss to Adjusted EBITDA
Net Loss	$(16,524)	$(36,191)	$(58,550)	$(71,961)
Adjustments
Interest (income), net	(92)	(69)	(136)	(143)
Other (income) / expense, net	(3)	6	(17)	(872)
Change in fair value of warrant liabilities	(29,828)	—	(29,294)	—
Depreciation and amortization	4,871	5,168	9,508	10,699
Stock-based compensation expense	10,427	10,866	20,064	22,227
Acquisition-related costs (1)	1,466	—	1,466	—
Total Adjusted EBITDA	$(29,683)	$(20,220)	$(56,959)	$(40,050)

(1)
For the three and six months ended September 30, 2021, acquisition-related costs primarily consisted of advisory, legal and consulting fees.

Customers accounting for 10% or more of segment revenues were as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021		2020		2021		2020
	(in thousands, except percentages)				(in thousands, except percentages)
Consumer and Research Services Segment Revenue:
Customer C(1)	$14,935	27%	$6,840	13%	$23,447	20%	$13,064	13%
Customer B(2)	$10,002	18%	$9,840	19%	$21,212	19%	$21,667	22%
Therapeutics Segment Revenue:
Customer E(2)	$—	0%	$—	0%	$—	0%	$48	100%

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company beginning April 1, 2023, and interim periods therein. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-13 will have on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity, and clarifies the guidance on the computation of earnings per share for those financial instruments. The guidance will be effective for the Company beginning April 1, 2022, and interim periods therein. Early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2020-06 will have on its condensed consolidated financial statements and related disclosures and does not believe the adoption will have a material impact.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for the Company beginning April 1, 2023, and interim periods therein. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company is currently evaluating the effect that ASU 2021-08 will have on its condensed consolidated financial statements and related disclosures.
3. Recapitalization

As discussed in Note 1, "Organization and Description of Business," on the Closing Date, VGAC completed the acquisition of 23andMe, Inc. and acquired 100% of 23andMe, Inc.’s shares and 23andMe, Inc. received gross proceeds of $559.7 million, which includes $309.7 million in proceeds from issuance of common stock upon the consummation of the Merger and $250.0 million in proceeds from the PIPE Investment (as defined below). The Company recorded $33.7 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Business Combination. These costs were included in additional paid-in capital on the Company’s condensed consolidated balance sheet. The cash outflows related to these costs were presented as financing activities on the Company’s condensed consolidated statement of cash flows. These deferred offering costs are offset against proceeds upon accounting for the consummation of the Merger. On the Closing Date, each holder of 23andMe, Inc. Class A common stock received approximately 2.293698169 shares of the Company’s Class A common stock, par value $0.0001 per share, and each holder of 23andMe, Inc. Class B common stock received approximately 2.293698169 shares of the Company’s Class B common stock, par value $0.0001 per share. See Note 9, "Redeemable Convertible Preferred Stock" and Note 10, "Common Stock and Warrants," for additional details of the Company's stockholders' equity prior to and subsequent to the Merger.

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

The Merger was accounted for as a reverse recapitalization with 23andMe, Inc. as the accounting acquirer and VGAC as the acquired company for accounting purposes. 23andMe, Inc. was determined to be the accounting acquirer since 23andMe, Inc.'s stockholders prior to the Merger had the greatest voting interest in the combined entity, 23andMe, Inc.'s stockholders appointed the initial directors of the combined Board of Directors and control future appointments, 23andMe, Inc. comprises all of the ongoing operations, and 23andMe, Inc.'s senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of 23andMe, Inc. and its wholly owned subsidiary. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of 23andMe, Inc.

Lock-up and Earn-Out Shares

Pursuant to the Company's Bylaws, shares of Class A common stock received as consideration in connection with the Merger (or securities convertible into or exchangeable for shares of Class A common stock) may not be sold or otherwise disposed of or hedged by our stockholders for a period of 180 days after the Closing Date.

Pursuant to a Letter Agreement (the “VGAC IPO Letter Agreement”) entered into on October 1, 2020 by and among VGAC, VG Acquisition Sponsor LLC (the “Sponsor”), and the then officers and directors of VGAC (collectively, the “VGAC Insiders”), as amended by a Sponsor Letter Agreement (the “Sponsor Letter Agreement”), dated as of February 4, 2021, by and among 23andMe, Inc., VGAC, the Sponsor, the VGAC Insiders and Credit Suisse Securities (USA) LLC as representative of the several underwriters named in the underwriting agreement with respect to the initial public offering of VGAC (the “Underwriters”), the VGAC Insiders agreed to certain transfer restrictions applicable to 12,713,750 of the Class B ordinary shares of VGAC held by the Sponsor and VGAC Insiders (the “Founder Shares”), which were converted in the Business Combination to a like number of shares of Class A common stock of the Company. Pursuant to the VGAC IPO Letter Agreement, as amended by the Sponsor Letter Agreement, 70% of the Founder Shares cannot be transferred (subject to certain limited exceptions) until the earlier to occur of (i) one year after the Closing Date or (ii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, or other similar transaction that results in all of the stockholders having the right to exchange their ordinary shares for cash, securities, or other property. Notwithstanding the foregoing, if the closing price of the Company's Class A common stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after the Business Combination, 70% of the Founder Shares will be released from the lock-up. As of September 30, 2021, the Company did not meet any thresholds for the shares to be released from lock-up. The Founders Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505, Equity ("ASC 505").

Following the closing of the Merger, 3,814,125 of the Class B ordinary shares of VGAC held by the Sponsor as of the date of the Sponsor Letter Agreement (the “Earn-Out Shares”), which constitute the remaining 30% of the Founder Shares, and were converted in the Business Combination into a like number of shares of the Company's Class A common stock, are subject to a lock-up of seven years. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of September 30, 2021, the Company did not meet any earn out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505.

PIPE Investment

On February 4, 2021, concurrently with the execution of the Merger Agreement, VGAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 25,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $250.0 million (the “PIPE Investment”). The Anne Wojcicki Foundation, which subscribed for 2,500,000 shares of the Company's Class A common stock, is affiliated with the Company’s CEO and therefore a related party. The PIPE Investment was consummated concurrently with the closing of the Merger.

4. Fair Value Measurements

The Company's fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021, is as follows:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities
Public Warrants	$31,191	$—	$—	$31,191
Private Placement Warrants	—	—	14,930	14,930
Total liabilities	$31,191	$—	$14,930	$46,121

The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date as of September 30, 2021 and March 31, 2021. The Public Warrants are classified as Level 1 due to the use of an observable market quote in an active market. The Private Placement Warrants contain significant unobservable inputs including the expected term. Therefore, these warrant liabilities were evaluated to be a Level 3 fair value measurement. There were no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2021 and no other financial instruments in the Level 1, Level 2, or Level 3 categories as of September 30, 2021.

As of September 30, 2021, the Company has Private Placement Warrants and Public Warrants defined and discussed in Note 10, "Common Stock and Warrants." The Warrants are measured at fair value on a recurring basis. The Company performs routine procedures such as comparing prices obtained from independent sources to ensure that appropriate fair values are recorded. The Company valued the Private Placement Warrants using a binomial lattice model. Inherent in a binomial lattice model ("lattice model") are assumptions related to expected term, volatility, risk-free interest rate, and dividend yield. The expected term of the Warrants was determined to be equivalent to their remaining contractual term and includes consideration of the redemption features that were incorporated into the binomial lattice model. The Company derived the volatility of its Private Placement Warrants based on an implied volatility that was estimated using an iterative process to calibrate a binomial lattice model to the trading price of the Public Warrant. The risk-free interest rate is based on the U.S. Treasury's rates of U.S. Treasury zero-coupon bonds with a maturity similar to the expected term of the Private Placement Warrants. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The following assumptions were used for the valuation of the Private Placement Warrants:

September 30,
2021

Expected term	4.71
Volatility	35.50%
Risk-free rate	0.94%
Dividend yield	—

The Public Warrants were valued as of September 30, 2021 using the listed trading price of $1.84 per Public Warrant.

The change in the fair value of warrant liabilities is as follows:

Warrant Liabilities
(in thousands)
Balance at March 31, 2021	$—
Assumption of Private Placement Warrants and Public Warrants	75,415
Change in fair value of warrant liabilities	(29,294)
Balance at September 30, 2021	$46,121

As of September 30, 2021, the Company had transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value. The Company recognizes transfers between levels of the hierarchy based on the fair values of the respective financial measurements at the end of the reporting period in which the transfer occurred. At June 30, 2021, the Company used observable inputs for similar liabilities to determine the fair value of the Private Placement Warrants, which resulted in a Level 2 classification. During the three months ended September 30, 2021, the Company used a lattice model to determine the fair value of the Private Placement Warrants, which utilizes unobservable inputs in determining fair value and therefore has classified the Private Placement Warrants as Level 3 financial instruments as of September 30, 2021. As a result of the change in valuation approach, the Company had transfers out of Level 2 totaling approximately $14.9 million during the three months ended September 30, 2021.

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

For other payments received from the other party for other collaboration activities related to various development, launch, and sales milestones of licensed products, or royalties related to net sales of licensed products, the Company analogizes to ASC 606.

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

GlaxoSmithKline Agreement

In July 2018, the Company and an affiliate of GlaxoSmithKline plc (“GSK”) entered into a four-year exclusive drug discovery and development collaboration agreement (the “GSK Agreement”) for collaboration on identification and development of therapeutic agents with a unilateral option for GSK to extend the term for an additional year. The Company concluded that GSK is considered a customer. Therefore, the Company has applied the guidance in ASC 606 to account for and present consideration received from GSK related to research services provided by the Company. The Company’s activities under the GSK Agreement, which include reporting, drug target discovery, and joint steering committee participation, represent one combined performance obligation to deliver research services. In addition, the GSK Agreement, along with subsequent amendments, provided GSK the right to include certain identified pre-existing Company programs in the collaboration at GSK’s election, each of which is considered distinct from the research services. The exercise price for the pre-existing program options varied to reflect the respective stage of development of each such program, with up to two such programs being offered for no additional charge. The two programs offered for no additional charge were material rights and therefore also identified as performance obligations within the arrangement.

In addition to cost-sharing during the performance of research services which is recorded within cost of revenue when incurred in the Consumer and Research Services segment, once drug targets have been identified for inclusion in the collaboration, the Company and GSK equally share in the costs of further research, development, and commercialization of identified targets, subject to certain rights of either party to opt-out of funding at certain predetermined development milestones. These cost-sharing charges for costs incurred subsequent to the identification of drug targets have been included in research and development expense in the consolidated statements of operations during the period incurred. The Company may also share in the net profits or losses of products that are commercialized pursuant to the collaboration or receive royalties on products which are successfully commercialized.

The Company recognized research services revenue related to the GSK Agreement of $10.0 million and $9.8 million during the three months ended September 30, 2021 and 2020, respectively, and $21.2 million and $21.7 million during the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and March 31, 2021, the Company had current deferred revenue related to the GSK Agreement of $33.9 million and $30.1 million, respectively. As of September 30, 2021 and March 31, 2021, there was no noncurrent deferred revenue related to the GSK Agreement. As of September 30, 2021 and March 31, 2021, there was $25.0 million and nil, respectively, receivable related to the GSK Agreement. Cost-sharing amounts incurred subsequent to the identification of targets, included in research and development expenses, were $5.9 million and $4.6 million, during the three months ended September 30, 2021 and 2020, respectively, and $11.9 million and $6.4 million, during the six months ended September 30, 2021 and 2020, respectively. Cost-sharing amounts incurred prior to the identification of targets, included in cost of revenue, were $(0.2) million and $(1.1) million, during the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $(0.7) million, during the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and March 31, 2021, the Company had $12.6 million and $11.5 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within accounts payable and accrued expenses and other current liabilities in the condensed consolidated balance sheets.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	March 31,
	2021	2021
	(in thousands)
Computer and software	$11,218	$13,252
Laboratory equipment and software	49,464	48,636
Furniture and office equipment	8,803	8,803
Leasehold improvements	39,817	39,668
Capitalized asset retirement obligations	853	853
Property and equipment, gross	110,155	111,212
Less: accumulated depreciation and amortization	(56,406)	(50,328)
Property and equipment, net	$53,749	$60,884

Depreciation and amortization expense was $4.3 million and $4.6 million for the three months ended September 30, 2021 and 2020, respectively, and $8.4 million and $9.6 million for the six months ended September 30, 2021 and 2020, respectively. During the three and six months ended September 30, 2021, the Company had $2.3 million in disposals of property and equipment.

Internal-use Software, Net

Internal-use software, net consisted of the following:

	September 30,	March 31,
	2021	2021
	(in thousands)
Capitalized internal-use software	$11,444	$9,200
Less: accumulated amortization	(3,626)	(2,311)
Internal-use software, net	$7,818	$6,889

For the three months ended September 30, 2021 and 2020, amortization expense related to internal-use software was $0.7 million and $0.5 million, respectively, including approximately $0.1 million and $0.1 million, respectively, of stock-based compensation expense. For the six months ended September 30, 2021 and 2020, amortization expense related to internal-use software was $1.3 million and $0.8 million, respectively, including approximately $0.2 million and $0.1 million, respectively, of stock-based compensation expense. Impairment to internal-use software was nil and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and nil and $0.4 million for the six months ended September 30, 2021 and 2020, respectively.

Accrued Expense and Other Current Liabilities

Accrued expense and other current liabilities consisted of the following:

	September 30,	March 31,
	2021	2021
	(in thousands)
Accrued payables	$18,705	$19,869
Accrued compensation and benefits	10,351	11,749
Accrued taxes	342	166
Other	143	169
Total accrued expenses and other current liabilities	$29,541	$31,953

7. Leases

The Company’s lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods from 2.3 years to 9.8 years. For purposes of calculating lease liabilities, lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise those options.

The Company incurred total lease costs in its consolidated statements of operations of $3.3 million and $3.4 million for the three months ended September 30, 2021 and 2020, respectively, and $6.8 million and $6.7 million for the six months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were as follows:

September 30,
2021
(in thousands)
Fiscal years ending March 31,
Remainder of 2022	$5,146
2023	14,453
2024	14,838
2025	14,350
2026	10,996
Thereafter	64,421
Total future operating lease payments	124,204
Less: imputed interest	(35,509)
Total operating lease liabilities	$88,695

8. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties for purchases. As of September 30, 2021, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer totaling $78.6 million.

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

On December 10, 2019, Celmatix Inc. (“Celmatix”) filed a lawsuit in the Supreme Court of the State of New York against the Company (Index No. 657329/2019) asserting claims against the Company for breach of contract and the implied covenant of good faith and fair dealing, and tortious interference with contract and prospective economic advantage, alleging damages that, according to the compliant, plaintiff “believed to be in excess of $100 million.” On February 14, 2020, the Company filed its answer, denying all of the material allegations of the complaint and asserting counterclaims against Celmatix for breach of contract. Celmatix amended its complaint on July 13, 2021, asserting an additional claim against the Company for fraudulent inducement of contract. On July 19, 2021, the Company filed its answer to the amended complaint, denying all of the material allegations and asserting a counterclaim and an additional defense of fraudulent inducement of contract. On October 29, 2021, both parties made motions for partial summary judgment in their favor. Briefing of the parties’ respective motions is expected to be completed in December 2021. The Company believes that the claims are without merit and is vigorously defending against the claims and pursuing its counterclaims. The Company is unable to conclude at this time whether any potential loss is probable with respect to any of the claims and cannot estimate any reasonably possible loss or range of loss that may potentially result if the plaintiff ultimately were to prevail with respect to any of the claims that have been asserted.

Indemnification

The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, collaborators, landlords, vendors, and contractors. Pursuant to these arrangements, the Company agrees to indemnify, defend, and hold harmless the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the fair value of these provisions is not material. The Company maintains insurance, including commercial general liability insurance and product liability insurance, to offset certain potential liabilities under these indemnification provisions. In addition, the Company indemnifies its officers, directors, and certain key employees against claims made with respect to matters that arise while they are serving in their respective capacities as such, subject to certain limitations set forth under applicable law, the Company’s Bylaws, and applicable indemnification agreements. To date, there have been no claims under these indemnification provisions.

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

Conversion

Immediately prior to the effective time of the Merger, all series of the redeemable convertible preferred stock of 23andMe, Inc. were converted into shares of Class B common stock of 23andMe, Inc. on a one-for-one basis and then converted to the Company’s Class B common stock at an exchange ratio of 2.293698169, and share amounts are presented as having been converted as of March 31, 2021. As of September 30, 2021, no shares of redeemable convertible preferred stock were outstanding.

10. Common Stock and Warrants

Common Stock

Prior to the Merger, 23andMe, Inc. had three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock. There were no outstanding shares of 23andMe, Inc. Class C common stock. Shares issued on early exercise are not considered outstanding for accounting purposes because the employees holding these awards are not entitled to the rewards of stock ownership. The rights of the holders of 23andMe, Inc. Class A, Class B, and Class C common stock, respectively, were identical, except with respect to (i) electing members of the Board of Directors and (ii) voting rights. The outstanding shares of 23andMe, Inc. Class A and Class B common stock, respectively, are presented on the consolidated balance sheet and on the consolidated statement of equity and stockholders' equity (deficit) for the year ended March 31, 2021.

On the Closing Date and in accordance with the terms and subject to the conditions of the Merger Agreement, each share of 23andMe, Inc. Class A common stock, par value $0.00001 per share, (other than dissenting shares) was canceled and converted into the right to receive the applicable portion of the merger consideration comprised of the Company’s Class A common stock, par value $0.0001 per share, as determined in the Merger Agreement (the “Share Conversion Ratio”), each share of 23andMe, Inc. Class B common stock, par value $0.00001 per share (other than dissenting shares) was canceled and converted into the right to receive the applicable portion of the merger consideration comprised of the Company’s Class B common stock, par value $0.0001 per share, as determined pursuant to the Share Conversion Ratio. The Share Conversion Ratio was 2.293698169.

On June 16, 2021, in connection with the Merger, the Company amended and restated its certificate of incorporation to authorize 1,490,000,000 shares of common stock, of which 1,140,000,000 shares are designated Class A common stock and 350,000,000 shares are designated Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock any time at the option of the holder and is automatically converted into one share of Class A common stock upon transfer (except for certain permitted transfers). Once converted into Class A common stock, the Class B common stock will not be reissued. Additionally, pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.0001 per share (“Preferred Stock”). The Company’s Board of Directors has the authority to issue shares of the Preferred Stock in one or more series and to determine the preferences, privileges, and restrictions, including voting rights, of those shares. As of September 30, 2021, no shares of Preferred Stock were issued and outstanding.

As of September 30, 2021, the Company had authorized 1,140,000,000 and 350,000,000 shares of Class A and Class B common stock, respectively, and the Company had 93,409,227 and 313,759,355 shares of Class A and Class B common stock issued and outstanding, respectively.

PIPE Investment

Concurrently with the execution of the Merger Agreement, certain investors collectively subscribed for 25,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $250.0 million. The Anne Wojcicki Foundation, which subscribed for 2,500,000 shares of the Company's Class A common stock, is affiliated with the Company’s CEO and therefore a related party.

Class A Common Stock Warrants

As the accounting acquirer, 23andMe, Inc. is deemed to have assumed 8,113,999 warrants for Class A common stock that were held by the Sponsor at an exercise price of $11.50 (the "Private Placement Warrants") and 16,951,609 Class A common stock warrants held by VGAC's shareholders at an exercise price of $11.50 (the "Public Warrants" and, together with the Private Placement Warrants, the "Warrants"). In accordance with the warrant agreements, the Warrants became exercisable on October 6, 2021. The Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Subsequent to the Merger, the Private Placement Warrants and Public Warrants for shares of Class A common stock meet liability classification requirements since the Warrants may be required to be settled in cash under a tender offer. In addition, Private Placement Warrants are potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, the Warrants are classified as liabilities on the condensed consolidated balance sheets. As of September 30, 2021, no Warrants have been exercised or redeemed.

As of September 30, 2021, the following Warrants were outstanding:

Warrant Type	Shares	Exercise Price
Public Warrant	16,951,609	$11.50
Private Placement Warrant	8,113,999	$11.50
Total Warrants	25,065,608

Public Warrant Terms

The Public Warrants became exercisable into shares of Class A common stock commencing on October 6, 2021. The Public Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted per share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations, and the like); and

•
if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations, and the like) the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The numbers in the fee table of the Registration Statement on Form S-1 filed with the SEC by the Company on July 8, 2021 represent the number of shares of Class A common stock that a warrant holder has the right to receive upon exercise in connection with a redemption by the Company pursuant to this redemption feature, based on the “redemption fair market value” of the Class A common stock on the corresponding redemption date (assuming holders elect to exercise their Warrants on a cashless basis prior to redemption), determined based on the volume-weighted average price for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of Warrants, and the number of months that the corresponding redemption date precedes the expiration date of the Warrants, each as set forth in such fee table. The Company must provide its warrant holders with the redemption fair market value no later than one business day after the 10-trading-day period described above ends.

No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, the Company will, upon exercise, round down to the nearest whole number the number of shares of Class A common stock to be issued to the warrant holder.

Private Placement Warrants

The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable, or salable until 30 days after the completion of the Business Combination (except, among other limited exceptions, to VGAC’s officers and directors and other persons or entities affiliated with the Sponsor) and they will not be redeemable by the Company, so long as they are held by the Sponsor, members of the Sponsor, or their permitted transferees (except under certain specified circumstances). The Sponsor or its permitted transferees have the option to exercise the Private Placement Warrants on a cashless basis. Except as described herein, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Except as described under “—Redemption of Warrants When the Price per Class A common stock Equals or Exceeds $10.00,” if holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering such Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the excess of the “Sponsor exercise fair market value” of the Class A common stock over the exercise price of the Warrants by (y) the Sponsor exercise fair market value. For these purposes, the “Sponsor exercise fair market value” means the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

Reserve for Issuance

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	September 30,	March 31,
	2021	2021
Redeemable convertible preferred stock	—	209,181,855
Outstanding stock options	64,701,181	67,377,463
Outstanding restricted stock units	3,511,500	—
Outstanding Private Placement Warrants	8,113,999	—
Outstanding Public Warrants	16,951,609	—
Remaining shares available for future issuance under 2006 Equity Incentive Plan	—	2,259,758
Remaining shares available for future issuance under 2021 Equity Incentive Plan	67,033,576	—
Total shares of common stock reserved	160,311,865	278,819,076

11. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In 2006, 23andMe, Inc. established its 2006 Equity Incentive Plan, as amended (the “2006 Plan”), which provides for the grant of stock options and restricted stock to its employees, directors, officers, and consultants. The 2006 Plan allows for time-based or performance-based vesting for the awards. The 2006 Plan has been amended and restated at various times since its adoption. As of September 30, 2021, there have been no performance-based awards granted under the 2006 Plan.

On June 10, 2021, at an extraordinary general meeting of shareholders of VGAC (the “VGAC Shareholder Meeting”), the shareholders of VGAC approved the 23andMe Holding Co. 2021 Incentive Equity Plan (the “2021 Plan”) and reserved 136,000,000 authorized shares of the Company’s Class A common stock. In addition, all equity awards of 23andMe, Inc. that were issued under the 2006 Plan were converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A common stock. As a result, each 23andMe, Inc. stock option was converted into an option to purchase shares of the Company’s Class A common stock based on an exchange ratio of 2.293698169. As of the effective date of the 2021 Plan, no further stock awards have been or will be granted under the 2006 Plan.

The 2021 Plan authorizes the issuance or transfer of up to 136,000,000 shares of Class A common stock. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting in 2022, in an amount equal to (i) 22,839,019 shares of Class A common stock, (ii) 3.0% of the aggregate number of shares of Class A common stock and Class B common stock outstanding, or (iii) a lesser number of shares determined by the Company’s Board of Directors prior to the applicable January 1.

Options under the 2021 Plan have a contractual life of up to ten years. The exercise price of a stock option shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. For Incentive Stock Options (“ISO”) as defined in the Internal Revenue Code of 1986, as amended (“the Code”), the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant as determined by the Board of Directors. The Company’s options generally vest over four years. Under the 2021 Plan, stock option awards entitle the holder to receive one share of Class A common stock for every option exercised.

In connection with the Merger, all of the 23andMe, Inc. option holders received an equivalent award at an exchange ratio of 2.293698169 that vest in accordance with the original terms of the award. The Company determined this to be a Type I modification but did not record any incremental stock-based compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification.

Stock Option Activity

Stock option activity and activity regarding shares available for grant under the 2021 Plan is as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, years, and per share data)
Balance as of March 31, 2021	29,375,026	$9.37	7.1	$403,498
Recapitalization	38,002,437	$(5.28)
Balance as of March 31, 2021	67,377,463	$4.09
Granted	98,832	$8.20
Exercised	(1,555,196)	$3.51
Cancelled/Forfeited/Expired	(1,219,918)	$4.91
Balance as of September 30, 2021	64,701,181	$4.09	6.6	$321,468
Vested and exercisable as of September 30, 2021	41,966,104	$3.59	5.7	$229,424

The weighted average grant-date fair value of options granted for the six months ended September 30, 2021 and 2020 was $5.23 and $2.93 per share, respectively. The intrinsic value of vested options exercised for the six months ended September 30, 2021 and 2020 was $9.7 million and $3.7 million, respectively. As of September 30, 2021, unrecognized stock-based compensation cost related to unvested stock options was $64.2 million, which is expected to be recognized over a weighted-average period of 2.3 years. Due to a full valuation allowance on deferred tax assets, the Company did not recognize any tax benefit from stock option exercises for the three and six months ended September 30, 2021 and 2020.

The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021		2020		2021		2020
	Min	Max	Min	Max	Min	Max	Min	Max
Expected term (years)	6.0	6.0	4.0	6.1	6.0	6.0	4.0	6.1
Expected volatility	73%	73%	65%	68%	73%	73%	65%	68%
Risk-free interest rate	1.0%	1.0%	0.2%	0.4%	1.0%	1.0%	0.2%	0.5%
Expected dividend yield	—	—	—	—	—	—	—	—

Restricted Stock Units

Under the 2006 Plan and 2021 Plan, restricted stock units ("RSUs") may be granted to employees, non-employee directors and consultants. The RSUs vest ratably over a period ranging from one to four years and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

The following table summarizes the RSU activity under the equity incentive plans and related information:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2021	—	—
Granted	3,537,876	$9.72
Vested	—	—
Cancelled/forfeited	26,376	$10.08
Balance as of September 30, 2021	3,511,500	$9.71
Expected to vest, September 30, 2021	3,511,500	$9.71

As of September 30, 2021, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $30.9 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Employee Stock Purchase Plan

On June 10, 2021, at the VGAC Shareholder Meeting, the shareholders of VGAC approved the 23andMe Holding Co. Employee Stock Purchase Plan (the “ESPP”). A total of 11,420,000 shares of the Company's Class A common stock were initially reserved for issuance under the ESPP. The number of shares of the Company's Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023, by the lesser of (i) an amount equal to one percent (1.0%) of the total number of shares of Class A and Class B common stock outstanding as of the last day of the immediately preceding December 31st, (ii) 5,000,000 shares, or (iii) a lesser number of shares as determined by the Board of Directors in its discretion.

Generally, all regular employees, including executive officers, employed by the Company, except for those holding five percent or more of the total combined voting power or value of all classes of the Company’s stock, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings (as defined in the ESPP) for the purchase of the Company's Class A common stock under the ESPP. Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is at least the lesser of (i) 85% of the fair market value of a share of the Company's Class A common stock on the first date of an offering, or (ii) 85% of the fair market value of a share of the Company's Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of the Company's Class A common stock based on the fair market value per share of the Company’s Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding. As of September 30, 2021, no shares of the Company's Class A common stock have been purchased under the ESPP.

Stock-Based Compensation

The total share-based compensation expense related to stock options and RSUs by line item in the accompanying unaudited condensed consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$945	$181	$1,743	$360
Research and development	5,450	4,486	11,057	8,685
Sales and marketing	860	1,039	1,763	1,868
General and administrative	3,172	5,095	5,501	9,589
Total stock-based compensation expense	$10,427	$10,801	$20,064	$20,502

Early Exercise of Common Stock Options

The 2006 Plan allows for option awards that include the right to early exercise options for shares of common stock. For the options granted to the CEO (who is a related party), the Company’s Board of Directors authorized the CEO to exercise unvested options to purchase shares of common stock. Under the terms of the 2006 Plan, any shares issued as a result of the CEO's early exercise are subject to repurchase, at the option of the Company, at the original issuance price in the event of the CEO’s termination of service as a Service Provider (as defined in the 2006 Plan) for any reason, until the options would have been fully vested. In August 2020, the CEO was granted options for 3,000,000 shares, which were eligible for early exercise. In September 2020, the CEO exercised all 3,000,000 unvested stock options. The cash proceeds received for such exercise were $34.7 million.

Secondary Sale Transactions

During the three and six months ended September 30, 2020, certain current and former employees sold shares of common stock to certain existing stockholders at a sales price that was above the then-current fair value. Since the purchasing parties are entities affiliated with a holder of economic interest in the Company and acquired the shares from current and former employees at a price in excess of fair value of such shares, the amount paid in excess of the fair value of common stock at the time of the secondary sales was recorded as compensation expense.

Total stock-based compensation expense related to the secondary sale transactions by line item in the accompanying unaudited condensed consolidated statements of operations is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$—	$2	$—	$2
Research and development	—	44	—	44
Sales and marketing	—	9	—	9
General and administrative	—	10	—	1,670
Total stock-based compensation expense	$—	$65	$—	$1,725

12. Income Taxes

There has historically been no federal or state provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. For the three and six months ended September 30, 2021 and 2020, the Company recognized no provision for income taxes. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.

13. Net Loss Per Share Attributable to Common Stockholders

Prior to the Merger and prior to effecting the recapitalization, the net loss attributable to common stockholders was allocated based on the contractual participation rights of the 23andMe, Inc. Class A and 23andMe, Inc. Class B common stock. As the liquidation and dividend rights of 23andMe, Inc. Class A and 23andMe, Inc. Class B common stock are identical, the net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for 23andMe, Inc. Class A and 23andMe, Inc. Class B common stock under the two-class method. Earnings per share calculations for all periods prior to the Merger have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the reverse capitalization.

Subsequent to the Merger, the Company continues to have two classes of common stock: Class A and Class B common stock. Similar to the previous structure, the rights are identical, including liquidation and dividend rights, except the Company’s Class B common stock has additional voting rights and is convertible at any time at the option of the holder into Class A common stock, and is automatically converted into Class A common stock upon transfer (except for certain permitted transfers). The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A and Class B common stock under the two-class method.

The Company uses the two-class method to calculate net loss per share. No dividends were declared or paid for the three and six months ended September 30, 2021 and 2020. The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period. The Company’s redeemable convertible preferred stock, stock options, early exercised stock options, restricted stock units, and warrants are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Net loss attributable to common stockholders is equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)				(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(3,782)	$(12,742)	$(7,641)	$(28,550)	$(12,748)	$(45,802)	$(15,210)	$(56,751)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	93,126,705	313,759,355	20,055,537	74,930,316	62,748,745	225,442,127	19,928,741	74,356,690

Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.04)	$(0.38)	$(0.38)	$(0.20)	$(0.20)	$(0.76)	$(0.76)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	As of September 30,
	2021		2020
	Class A	Class B	Class A	Class B
Redeemable convertible preferred stock	—	—	—	198,274,933
Outstanding stock options	64,701,181	—	18,095,111	65,643,621
Issuance of common stock upon early exercise of options (unvested)	—	—	—	13,929,438
Restricted stock units	3,511,500	—	—	—
Warrants	25,065,608	—	—	—
Total	93,278,289	—	18,095,111	277,847,992

14. Related Party Transactions

As described in Note 5, "Collaborations," in July 2018, the Company and GSK entered into the GSK Agreement, and there were transactions with GSK during the three and six months ended September 30, 2021 and 2020. At the time the GSK Agreement was entered into, GSK also purchased 17,291,066 shares of Series F-1 redeemable convertible preferred stock of 23andMe, Inc. These shares were converted into a like number of shares of 23andMe, Inc. Class B common stock immediately prior to the Merger and were exchanged pursuant to the Share Conversion Ratio into shares of the Company’s Class B common stock in the Business Combination. GSK has a greater than 10% voting interest in the Company as of September 30, 2021.

As described in Note 3, "Recapitalization," in February 2021, concurrently with the execution of the Merger Agreement, VGAC entered into subscription agreements with certain investors to which such investors collectively subscribed for an aggregate of 25,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $250.0 million. The Anne Wojcicki Foundation, which subscribed for 2,500,000 shares of the Company's Class A common stock, is affiliated with the Company’s CEO and therefore a related party.

15. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through November 10, 2021, the date at which the condensed consolidated financial statements were available to be issued.

Lemonaid Health, Inc. Acquisition

On November 1, 2021, the Company completed the previously-announced acquisition (the “Lemonaid Acquisition”) of Lemonaid Health, Inc. (“Lemonaid Health”) pursuant to that certain Agreement and Plan of Merger and Reorganization (the “Lemonaid Health Merger Agreement”), dated as of October 21, 2021, by and among the Company, Life Merger Sub One, Inc., Life Merger Sub Two, Inc., Lemonaid Health, and Fortis Advisors LLC, in its capacity as representative of the Indemnifying Parties (as defined in the Lemonaid Health Merger Agreement), for aggregate cash consideration of approximately $102.0 million, of which approximately $13.0 million was placed in escrow to cover a potential purchase price adjustment and to secure the indemnification obligations of the former equity holders of Lemonaid Health, and 30,027,958 shares of the Company's Class A common stock. The shares issued excludes shares issuable upon exercise of outstanding unvested stock option awards previously issued by Lemonaid Health that were converted into unvested options of equivalent value to acquire shares of the Company’s Class A common stock under the 2021 Plan.

The acquisition adds Lemonaid Health’s telemedicine and prescription drug delivery services to the Company's consumer business. Due to the timing of the acquisition of Lemonaid Health, the initial accounting for the acquisition is incomplete. As a result, the Company is not able to disclose certain information relating to the acquisition, including the preliminary fair value of assets acquired and liabilities assumed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Current Report on From 8-K filed with the SEC on June 21, 2021, including the audited consolidated financial statements of 23andMe, Inc. as of March 31, 2021 and 2020 filed as Exhibit 99.1 thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein, as well as the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q.

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

Overview

23andMe Holding Co., formerly known as VG Acquisition Corp., is a mission-driven company dedicated to empowering customers to live healthier lives. Our mission is to help people access, understand, and benefit from the human genome.

We pioneered direct-to-customer genetic testing through our PGS products and services. Our PGS business provides customers with a full suite of genetic reports, including information on customers’ genetic ancestral origins, personal genetic health risks, and chances of passing on certain rare carrier conditions to their children, as well as reports on how genetics can affect responses to medications. We believe that by providing customers with direct access to their genetic information, we can empower them to make better decisions by arming them with information about their risks of developing certain diseases or conditions and by highlighting opportunities for prevention and mitigation of disease. We provide customers with an engaging experience, including access to frequent updates to their genetic health and ancestry reports and new product features, the ability to connect with genetic relatives, and a subscription option for extended health insights. Customers have the option to participate in our research programs and over 80% of our customers have done so. We analyze consenting customers’ genotypic data together with phenotypic data they provide to us concerning their physical characteristics, family origins, lifestyle, and other habits. We analyze this data using our proprietary machine learning and other analytic techniques in order to discover insights into whether and how particular genetic variants affect the likelihood of individuals developing specific diseases. These insights may highlight opportunities to develop a drug to treat or cure a specific disease.

Our Therapeutics business focuses on the use of genetic insights to validate and develop novel therapies to improve patients’ lives. We currently have research programs across several therapeutic areas, including oncology, respiratory, and cardiovascular diseases. In July 2018, we signed an exclusive agreement with GSK to leverage genetic insights to validate, develop, and commercialize promising drugs. This multi-year collaboration is expected to identify and prioritize genetically validated drug targets, enable rapid progression of clinical programs, and bring useful new drugs to market. For example, our most advanced program, which has begun clinical trials, is in immuno-oncology and is being pursued in collaboration with GSK.

In addition to our collaboration with GSK, we have several proprietary programs, one of which is being pursued in collaboration with Almirall, S.A. Our second most advanced program, P006, is an antibody that blocks the suppression of T-cells by tumors and reactivates their immune response. P006 is wholly owned by the Company, and we anticipate that this program will begin clinical trials by the end of fiscal year 2022. Following the expiration of the GSK Agreement, we will have the opportunity to collaborate with, or out-license other wholly owned programs to third parties or to develop them independently.

We operate in two reporting segments: Consumer & Research Services and Therapeutics. The Consumer & Research Services segment consists of our PGS business, as well as research services that we perform under agreements with third parties, including the GSK Agreement, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. For the three and six months ended September 30, 2021, substantially all our revenues were derived from our Consumer & Research Services segment.

The table below reflects our revenue for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Consumer & Research Services Revenue	$55,204	$51,804	$3,400	7%	$114,443	$99,813	$14,630	15%
Therapeutics Revenue	—	—	—	0%	—	48	(48)	(100%)
Total Revenue	$55,204	$51,804	$3,400	7%	$114,443	$99,861	$14,582	15%

The table below reflects our two segments’ Adjusted EBITDA (as defined below) for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Consumer & Research Services
Adjusted EBITDA*	$(760)	$1,778	$(2,538)	(143%)	$(1,265)	$(2,458)	$1,193	(49%)
Therapeutics
Adjusted EBITDA*	$(18,828)	$(14,440)	$(4,388)	30%	$(37,131)	$(23,835)	$(13,296)	56%

* Adjusted EBITDA is the measure of segment profitability reported to our Chief Executive Officer ("CEO"), who is our chief operating decision-maker (“CODM”). We define Adjusted EBITDA as net income before net interest expense (income), net other expense (income), changes in fair value of warrant liabilities, depreciation and amortization of fixed assets, amortization of internal use software, non-cash stock-based compensation expense, acquisition-related costs, and expenses related to other charges, if applicable, for the period. See “—Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net loss.

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

Prior to the Business Combination, VGAC’s units, public shares, and public warrants were listed on the New York Stock Exchange under the symbols “VGAC.U,” “VGAC,” and “VGAC WS,” respectively. Following the consummation of the Business Combination, on June 17, 2021, the Company's Class A common stock and the Public Warrants began trading on The Nasdaq Global Select Market (“Nasdaq”), under the symbols “ME” and “MEUSW,” respectively.

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

Consummation of PIPE Investment

On February 4, 2021, concurrently with the execution of the Merger Agreement, VGAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 25,000,000 shares of Class A common stock at $10.00 per share for aggregate gross proceeds of $250.0 million (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the closing of the Merger.

COVID-19 Impact

We are continuing to closely monitor the impact of the COVID-19 pandemic in all aspects of our business. We rely entirely on third-party vendors in our PGS supply chain, including our PGS kit and array manufacturers, order fulfillment vendor, and our DNA-processing lab vendor. These vendors have independent responses to managing the effect of the COVID-19 pandemic, and we have not experienced any disruptions in our ability to fulfill and process PGS orders to date. In our Therapeutics segment, the advancement of our programs requires our scientists to have physical access to our laboratory facilities on a continuing basis, and we have implemented health and safety protocols and procedures to keep our laboratory facilities operating during the COVID-19 pandemic. In addition, despite the introduction and continued administration of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Delta and other variants and other areas that may affect our business operations. Despite our mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business, which are described in more detail in “Risk Factors” in Part II, Item 1A of this Form 10-Q. The duration of the COVID-19 pandemic and the impact of the efforts being made to contain it or to flatten the spread of the disease cannot be predicted with any accuracy, and this uncertainty could have a material impact on our financial results for the foreseeable future.

We have taken other measures in response to the ongoing COVID-19 pandemic, including closing our offices and implementing a work-from-home policy for most of our workforce, and amplifying monitoring of our inventory levels and supply chain. We may take further actions that alter our business operations that we determine are in the best interests of our employees, customers, and stockholders or as may be required by federal, state, or local authorities.

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

New Customer Acquisition

Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by, and in the future will continue to be affected by, the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 81% and 78% of our total revenues for the three months ended September 30, 2021 and 2020, respectively, and approximately 81% and 75% of our total revenues for the six months ended September 30, 2021 and 2020, respectively. In addition, kit sales are a source of subscribers to our new subscription service. We expect kit sales and our new subscription service to grow as we increase awareness of our current and new offerings in existing markets, expand into new ones, and enhance our subscription service with new features.

Purchasing patterns of our kits are largely influenced by product innovation, marketing spend, and varying levels of price discounting on our products. These promotional windows have typically aligned with gift-giving portions of the year, with an emphasis on the holiday period, other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day, and Amazon Prime Day, which may change from year to year. Historically, we have experienced higher revenue in the fourth quarter of the fiscal year compared to other quarters. Over time, we expect the seasonality of our business to continue, with pronounced increases in revenue recognized in the fourth quarter. We generally incur higher sales and marketing expenses during holiday promotional periods, which have included, among others, Mother’s Day, Father’s Day, and the November-December holidays.

Engagement of Research Participants

Our ability to conduct research and grow our database of genotypic and phenotypic information depends on our customers’ willingness to consent to participate in our research. Approximately 80% of our customers have consented to participate in research. These customers permit us to use their de-identified data in our research and many of them regularly respond to our research surveys, providing us with phenotypic data in addition to the genetic data in their DNA samples. We analyze this genotypic and phenotypic data and conduct genome-wide association studies and phenome-wide association studies, which enable us to determine whether particular genetic variants affect the likelihood of individuals developing certain diseases.

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

Collaborations

Substantially all of our research services revenues are generated from the GSK Agreement, which expires in fiscal 2023 unless extended by GSK into fiscal 2024. Additionally, all of our Therapeutics revenue for the three and six months ended September 30, 2021 and 2020 were derived from our agreements with GSK and Almirall, S.A.

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

We believe that our broad portfolio of therapeutic product candidates with novel genetic evidence and validated targets enhances the likelihood that our research and development efforts will yield successful therapeutic product candidates. Nonetheless, we cannot be certain if any of our therapeutic product candidates will receive regulatory approvals. Even if such approvals are granted, we will thereafter need to establish manufacturing and supply arrangements and engage in extensive marketing effort and expenses prior to generating any revenue from such products. The ultimate commercial success of our products will depend on their acceptance by patients, the medical community, and third-party payors, their ability to compete effectively with other therapies in the market, and the appropriate pricing and reimbursement of the products by third-party payors.

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

We expect to continue investing in our business to capitalize on market opportunities and the long-term growth of our company. We intend to make significant investments in therapeutics research and development efforts and in marketing to acquire new customers and drive brand awareness, and also expect to incur software development costs as we work to enhance our existing products, expand the depth of our subscription service, and design new offerings. In addition, we expect to incur additional expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter depending, for example, on when significant hiring takes place, and as we focus on building out different aspects of our business.

Basis of Presentation

The consolidated financial statements and accompanying notes of the Company included elsewhere in this Form 10-Q include the accounts of 23andMe Holding Co. and its consolidated subsidiary and were prepared in accordance with GAAP. As 23andMe, Inc. is considered the Company’s accounting predecessor, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of 23andMe, Inc. and its wholly owned subsidiary.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe the following metrics are useful in evaluating our business:

•
Customers. When we refer to our “Customers,” this means individuals who have registered a kit on our website. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming subscribers to our new 23andMe+ subscription service, especially if they consent to participate in our research. We had approximately 11.9 million Customers as of September 30, 2021 and 11.3 million Customers as of March 31, 2021.

•
Consenting Customers. “Consenting Customers” are Customers who have affirmatively opted in to participate in our research program. Consenting Customers are critical to our research programs and to the continuing growth of our database, which we use to identify drug targets and to generate new and interesting additional ancestry and health reports. Moreover, Consenting Customers respond to our research surveys, providing useful phenotypic data about their traits, habits, and lifestyles, which we analyze using de-identified data to determine whether a genetic variant makes an individual more or less likely to develop certain diseases. A Consenting Customer is likely to be more engaged with our brand, which may lead to the purchase of our 23andMe+ subscription service and to participation in further research studies, helping us to advance our research. Approximately 80% of our Customers are Consenting Customers.
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
•
Adjusted EBITDA. Adjusted EBITDA is the measure of segment profitability reported to our CEO, the CODM. See “—Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net loss.
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

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue for PGS primarily consists of cost of raw materials, lab processing fees, personnel-related expenses, including salaries, benefits, and stock-based compensation, shipping and handling, and allocated overhead. Cost of revenue for research services primarily consists of personnel-related expenses, including salaries, benefits, and stock-based compensation, and allocated overhead. We expect cost of revenue to increase in the foreseeable future in absolute dollars but gradually decrease as a percentage of revenue over the long term.

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the volume of PGS kit sales recognized, the prices we charge for our PGS products and research services, the fees we incur for lab processing PGS kits, and revenues from our collaboration agreements. We expect our Consumer & Research Services gross margin to increase over the long term as subscription revenues become a higher percentage of revenue mix, although our gross margin may fluctuate from period to period. Substantially all our research services revenue is currently derived from the GSK Agreement. If we are unable to add new research services agreements, our research services revenue may decline substantially following the expiration of the GSK Agreement.

Operating Expenses

Our operating expenses primarily consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related expenses, which include salaries, benefits, and stock-based compensation, is the most significant component of research and development and general and administrative expenses. Advertising and brand-related spend and personnel-related expenses represent the primary components of sales and marketing expenses. Operating expenses also include allocated overhead costs. Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Allocated overhead costs include shared costs associated with facilities (including rent and utilities) and related personnel, information technology and related personnel, and depreciation of property and equipment.

Research and Development Expenses

Our research and development expenses support our efforts to add new services, to add new features to our existing services, and to ensure the reliability and scalability of our services. Research and development expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our research and development personnel, collaboration expenses, laboratory services and supplies costs, third-party data services, and allocated overhead.

We plan to continue to invest in personnel to support our research and development efforts. We intend to make significant investments in therapeutics research and development efforts as we ramp up our clinical trials and the GSK collaboration. This multi-year collaboration with GSK is expected to validate drug targets with novel genetic evidence, enable rapid progression of clinical programs, and bring useful new drugs to market. We expect that research and development expenses will increase on an absolute dollar basis in the foreseeable future as we continue to invest in our products, pipeline, and infrastructure for long-term growth. In addition, our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of advertising costs, personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our sales and marketing personnel, and outside services. Outside services are primarily related to sales consultants that support sales of PGS kits.

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

General and Administrative Expenses

General and administrative expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with corporate management, including our CEO office, finance, legal, compliance, regulatory, and other administrative personnel. In addition, general and administrative expenses include professional fees for external legal, accounting, and other consulting services, as well as credit card processing fees related to PGS kit sales.

We expect general and administrative expenses to increase for the foreseeable future as we increase headcount with the growth of our business. We also expect general and administrative expenses to increase in the near term as a result of operating as a public company, including expenses associated with compliance with SEC rules and regulations, and related increases in legal, audit, insurance, investor relations, professional services, and other administrative expenses. However, we anticipate general and administrative expenses to gradually decrease as a percentage of revenue over the long term, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Other (Expense) Income

Other (expense) income includes interest income, change in fair value of warrants liabilities, and other (expense) income, net. Interest income consists of interest income earned on our cash deposits. Other (expense) income, net primarily consists of other non-operating income and expenditures.

Results of Operations

Comparisons for Three and Six Months ended September 30, 2021 and 2020

The following table sets forth our unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2021 and 2020, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$55,204	$51,804	$3,400	7%	$114,443	$99,861	$14,582	15%
Cost of revenue(1)(2)	27,276	27,209	67	0%	55,818	52,773	3,045	6%
Gross profit	27,928	24,595	3,333	14%	58,625	47,088	11,537	25%
Operating expenses:
Research and development(1)(2)	44,523	38,205	6,318	17%	88,755	72,575	16,180	22%
Sales and marketing(1)(2)	13,588	8,329	5,259	63%	29,007	18,984	10,023	53%
General and administrative(1)(2)	16,264	14,315	1,949	14%	28,860	28,505	355	1%
Total operating expenses	74,375	60,849	13,526	22%	146,622	120,064	26,558	22%
Loss from operations	(46,447)	(36,254)	(10,193)	28%	(87,997)	(72,976)	(15,021)	21%
Other (expense) income:
Interest income	92	69	23	33%	136	143	(7)	(5%)
Change in fair value of warrant liabilities	29,828	—	29,828	100%	29,294	—	29,294	100%
Other (expense) income, net	3	(6)	9	(150%)	17	872	(855)	(98%)
Net loss and comprehensive loss	$(16,524)	$(36,191)	$19,667	(54%)	$(58,550)	$(71,961)	$13,411	(19%)

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$945	$181	$1,743	$360
Research and development	5,450	4,486	11,057	8,685
Sales and marketing	860	1,039	1,763	1,868
General and administrative	3,172	5,095	5,501	9,589
Total stock-based compensation expense	$10,427	$10,801	$20,064	$20,502

(2)
Includes stock-based compensation expense related to secondary sale transactions as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$—	$2	$—	$2
Research and development	—	44	—	44
Sales and marketing	—	9	—	9
General and administrative	—	10	—	1,670
Total stock-based compensation expense	$—	$65	$—	$1,725

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(as a % of total revenue)		(as a % of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	49%	53%	49%	53%
Gross margin	51%	47%	51%	47%
Operating expenses:
Research and development	81%	74%	78%	73%
Sales and marketing	25%	16%	25%	19%
General and administrative	29%	27%	25%	28%
Total operating expenses	135%	117%	128%	120%
Loss from operations	(84%)	(70%)	(77%)	(73%)
Other (expense) income:
Interest income	0%	0%	0%	0%
Change in fair value of warrant liabilities	54%	0%	26%	0%
Other (expense) income, net	0%	0%	0%	1%
Net loss	(30%)	(70%)	(51%)	(72%)

Revenue

Total revenue increased by $3.4 million, or 7%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was due primarily to an increase in consumer services revenue of $3.9 million, driven mainly by higher PGS kit sales volume, which resulted from increased marketing spending and growth in consumer demand, as well as $1.5 million in subscription services revenue in the three months ended September 30, 2021. The Company launched the subscription offering in October 2020, so no revenue was attributable to subscription services in the three months ended September 30, 2020. This increase in consumer services revenue was partially offset by a $0.5 million decrease in research services revenue due primarily to the completion of certain research projects.

Total revenue increased by $14.6 million, or 15%, for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. The increase was due primarily to an increase in consumer services revenue of $17.1 million, driven mainly by higher PGS kit sales volume, which resulted from increased marketing spending and growth in consumer demand, as well as $2.7 million in subscription services revenue following our launch of the subscription offering in October 2020. This increase in consumer services revenue was partially offset by a $2.5 million decrease in research services and therapeutics revenues due to the completion of certain research projects, as well as a reduction in the number of hours spent by our personnel on target discovery activities during the period under the GSK Agreement.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue remained relatively consistent at $27.3 million for the three months ended September 30, 2021, compared to $27.2 million for the three months ended September 30, 2020. Total cost of revenue increased by $2.1 million due primarily to an increase in costs associated with drug target discovery activities under the GSK collaboration, which is offset by a decrease of $2.0 million in costs related to consumer services revenue due primarily to lower lab processing and overhead costs.

Total cost of revenue increased by $3.0 million, or 6%, for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. The increase in cost of revenue was due primarily to a $1.7 million increase in costs associated with drug target discovery activities under the GSK collaboration and other research projects and a $1.3 million increase in costs related to consumer services revenue, driven mainly by a growth in the volume of PGS kit sales recognized during the six months ended September 30, 2021, partially offset by lower lab processing and overhead costs.

Our gross profit increased by $3.3 million, or 14%, to $27.9 million for the three months ended September 30, 2021 from $24.6 million for the three months ended September 30, 2020. The increase in gross profit was primarily due to the increase in consumer services revenue, as well as lower lab processing costs.

Our gross profit increased by $11.5 million, or 25%, to $58.6 million for the six months ended September 30, 2021 from $47.1 million for the six months ended September 30, 2020. The increase in gross profit was primarily due to the increase in consumer services revenue, as well as lower lab processing costs.

Our gross margin improved year over year, from 47% for the three and six months ended September 30, 2020 to 51% for the three and six months ended September 30, 2021, due to operating efficiencies and lower costs in lab processing and increased revenue from subscription services, which generates a higher gross margin than our PGS kit sales.

Research and Development Expenses

The following table sets forth our research and development expenses for the three and six months ended September 30, 2021 and 2020, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Personnel-related expenses	$20,217	$17,360	$2,857	16%	$40,003	$34,456	$5,547	16%
Lab-related research services	10,353	8,333	2,020	24%	21,498	12,837	8,661	67%
Depreciation, equipment and supplies	2,457	2,872	(415)	(14%)	4,664	5,943	(1,279)	(22%)
Facilities, other overhead allocation, and other	11,496	9,640	1,856	19%	22,590	19,339	3,251	17%
Total research and development expenses	$44,523	$38,205	$6,318	17%	$88,755	$72,575	$16,180	22%

Research and development expenses for the three months ended September 30, 2021 was $44.5 million, compared to $38.2 million for three months ended September 30, 2020. This increase of $6.3 million, or 17%, is primarily attributable to the increase in personnel-related expenses of $2.9 million, due to growth in headcount and the timing and value of stock-based compensation for equity awards granted. Lab-related research services related to funding for our programs with GSK and to advancing our Therapeutics portfolio increased by $2.0 million. In addition, facilities, other overhead allocation, and other increased by $1.9 million due to higher allocated overhead costs mainly attributable to increased research and development headcount as well as increased personnel-related expenses for shared costs departments and a $0.5 million increase in consulting services during the three months ended September 30, 2021. These increases were partially offset by a $0.4 million decrease in depreciation, equipment and supplies due primarily to an operating lease amendment to extend the lease term of the Company's facility located in South San Francisco, CA.

Research and development expenses for the six months ended September 30, 2021 was $88.8 million, compared to $72.6 million for six months ended September 30, 2020. This increase of $16.2 million, or 22%, is primarily attributable to the increase in lab-related research services of $8.7 million related to funding for our programs with GSK and to advancing our Therapeutics portfolio. Personnel-related expenses increased by $5.5 million due to growth in headcount and the timing and value of stock-based compensation for equity awards granted. In addition, facilities, other overhead allocation, and other increased by $3.3 million due to higher allocated overhead costs mainly attributable to increased research and development headcount as well as increased personnel-related expenses for shared costs departments and a $0.8 million increase in consulting services during the six months ended September 30, 2021. These increases were partially offset by a $1.3 million decrease in depreciation, equipment and supplies due primarily to an operating lease amendment to extend the lease term of the Company's facility located in South San Francisco, CA.

For the three months ended September 30, 2021 and 2020, 52% and 53% of total research and development expenses are attributable to the Consumer and Research Services business, respectively, and 48% and 47% are attributable to our Therapeutics business, respectively.

For the six months ended September 30, 2021 and 2020, 52% and 58% of total research and development expenses are attributable to the Consumer and Research Services business, respectively, and 48% and 42% are attributable to our Therapeutics business, respectively. The increase attributable to the Therapeutics business is driven by our continued investment in drug discovery and advancement of ongoing programs.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses for the three and six months ended September 30, 2021 and 2020, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,				Six Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Advertising & brand	$7,134	$1,684	$5,450	324%	$16,187	$5,481	$10,706	195%
Personnel-related expenses	3,157	3,431	(274)	(8%)	6,314	7,132	(818)	(11%)
Outside services, equipment and supplies	1,426	1,245	181	15%	2,773	2,348	425	18%
Facilities and other overhead allocation	1,871	1,969	(98)	(5%)	3,733	4,023	(290)	(7%)
Total sales and marketing expenses	$13,588	$8,329	$5,259	63%	$29,007	$18,984	$10,023	53%

Sales and marketing expenses for the three months ended September 30, 2021 amounted to $13.6 million, compared to $8.3 million for the three months ended September 30, 2020, representing an increase of $5.3 million, or 63%. This increase was primarily driven by the $5.5 million increase in advertising and brand-related spend in our marketing programs to grow our consumer business.

Sales and marketing expenses for the six months ended September 30, 2021 amounted to $29.0 million, compared to $19.0 million for the six months ended September 30, 2020, representing an increase of $10.0 million, or 53%. This increase was primarily driven by the $10.7 million increase in advertising and brand-related spend in our marketing programs to grow our consumer business.

General and Administrative Expenses

Total general and administrative expenses increased by $1.9 million, or 14%, from $14.3 million for the three months ended September 30, 2020 to $16.3 million for the three months ended September 30, 2021. The increase in general and administrative expenses was due primarily to a $2.3 million increase in other operating expenses from $0.8 million for the three months ended September 30, 2020 to $3.1 million for the three months ended September 30, 2021. This increase in other operating expenses was mainly due to an increase in director and officer insurance as a public company. There was also a $1.2 million increase in outside services mainly attributable to consulting and legal services and a $0.2 million increase in facilities expenses and other overhead allocation due to higher allocated overhead costs and increased headcount. The increases were partially offset by a $1.7 million decrease in personnel-related expenses from $8.5 million for the three months ended September 30, 2020 to $6.8 million for the three months ended September 30, 2021. This decrease in personnel-related expenses was mainly due to a $2.0 million decrease in stock-based compensation expense arising from an option modification that occurred in the prior fiscal year, offset by a $0.3 million increase in other personnel-related expenses due to increased headcount.

Total general and administrative expenses increased by $0.4 million, or 1%, from $28.5 million for the six months ended September 30, 2020 to $28.9 million for the six months ended September 30, 2021. The increase in general and administrative expenses was due primarily to a $2.9 million increase in other operating expenses from $1.7 million for the six months ended September 30, 2020 to $4.6 million for the six months ended September 30, 2021. This increase in other operating expenses was mainly due to an increase in director and officer insurance as a public company and credit card processing fees related to the increase in PGS kit sales. There was also a $2.2 million increase in outside services mainly attributable to increased consulting and audit services related to the Business Combination and a $0.6 million increase in facilities expenses and other overhead allocation due to higher allocated overhead costs and increased headcount. The increases were partially offset by a $5.3 million decrease in personnel-related expenses from $18.0 million for the six months ended September 30, 2020 to $12.7 million for the six months ended September 30, 2021. This decrease in personnel-related expenses was mainly due to a $5.9 million decrease in stock-based compensation expense arising from an option modification that occurred in the prior fiscal year and secondary transactions that occurred during the six months ended September 30, 2020, offset by a $0.6 million increase in other personnel-related expenses due to increased headcount.

Interest income

Interest income was less than $0.1 million for the three months ended September 30, 2021 and 2020.

Interest income was $0.1 million for both the six months ended September 30, 2021 and 2020.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities increased by $29.8 million, or 100%, from nil for the three months ended September 30, 2020 to $29.8 million for the three months ended September 30, 2021. This increase was due to a reduction in the fair value of the Warrants that were assumed in connection with the Business Combination, which was primarily driven by movements in our stock price and volatility measurements.

Change in fair value of warrant liabilities increased by $29.3 million, or 100%, from nil for the six months ended September 30, 2020 to $29.3 million for the six months ended September 30, 2021. This increase was due to a reduction in the fair value of the Warrants that were assumed in connection with the Business Combination, which was primarily driven by movements in our stock price and volatility measurements.

Other (Expense) Income, Net

Other (expense) income, net was less than $0.1 million for the three months ended September 30, 2021 and 2020.

Other (expense) income, net decreased by $0.9 million, or 98%, from $0.9 million for the six months ended September 30, 2020 to less than $0.1 million for the six months ended September 30, 2021. This decrease was due to a lease reassessment that occurred in June 2020, which resulted in a one-time $0.9 million gain during the six months ended September 30, 2020.

Adjusted EBITDA

We evaluate the performance of each segment based on Adjusted EBITDA, which is a non-GAAP financial measure that we define as net income before net interest expense (income), net other expense (income), changes in fair value of warrant liabilities, depreciation and amortization of fixed assets, amortization of internal use software, non-cash stock-based compensation expense, acquisition-related costs, and expenses related to restructuring and other charges, if applicable for the period. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.

Some of the limitations of Adjusted EBITDA include (i) Adjusted EBITDA does not properly reflect capital commitments to be paid in the future, and (ii) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA does not reflect these capital expenditures. In evaluating Adjusted EBITDA, you should be aware that in the future we will incur expenses similar to the adjustments in this presentation. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by these expenses or any unusual or non-recurring items. When evaluating our performance, you should consider Adjusted EBITDA alongside other financial performance measures, including our net loss and other GAAP results.

The following tables reconcile net loss to Adjusted EBITDA for the three and six months ended September 30, 2021 and 2020 on a company-wide basis and for each of our segments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Segment Revenue
Consumer & Research Services	$55,204	$51,804	$114,443	$99,813
Therapeutics	—	—	—	48
Total revenue	$55,204	$51,804	$114,443	$99,861
Segment Adjusted EBITDA
Consumer & Research Services Adjusted EBITDA	$(760)	$1,778	$(1,265)	$(2,458)
Therapeutics Adjusted EBITDA	(18,828)	(14,440)	(37,131)	(23,835)
Unallocated Corporate (1)	(10,095)	(7,558)	(18,563)	(13,757)
Total Adjusted EBITDA	$(29,683)	$(20,220)	$(56,959)	$(40,050)

Reconciliation of net loss to Adjusted EBITDA
Net loss	$(16,524)	$(36,191)	$(58,550)	$(71,961)
Adjustments:
Interest (income), net	(92)	(69)	(136)	(143)
Other (income) expense, net	(3)	6	(17)	(872)
Change in fair value of warrant liabilities	(29,828)	—	(29,294)	—
Depreciation and amortization	4,871	5,168	9,508	10,699
Stock-based compensation expense	10,427	10,866	20,064	22,227
Acquisition-related costs (2)	1,466	—	1,466	—
Total Adjusted EBITDA	$(29,683)	$(20,220)	$(56,959)	$(40,050)

(1)
Certain expenses such as Finance, Legal, Regulatory and Supplier Quality, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(2)
For the three and six months ended September 30, 2021, acquisition-related costs primarily consisted of advisory, legal and consulting fees.

Liquidity and Capital Resources

We have financed our operations primarily through sales of equity securities and revenue from sales of PGS and research services. We received gross proceeds of $309.7 million from the Business Combination and $250.0 million from the PIPE Investment. Our primary requirements for liquidity and capital are to fund operating needs and finance working capital, capital expenditures, and general corporate purposes.

As of September 30, 2021, our principal source of liquidity was our cash balance of $701.1 million, which is held for working capital purposes. We have generated significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $1,035.8 million as of September 30, 2021. As of the date of this Form 10-Q, we believe our existing cash resources are sufficient to continue operating activities for the next 12 months.

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

Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing, and research and development efforts. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) operating activities	$(107,025)	$(62,419)
Net cash (used in) investing activities	$(9,116)	$(5,003)
Net cash provided by financing activities	$534,702	$36,587

Cash Flows from Operating Activities

Net cash used in operating activities of $107.0 million for the six months ended September 30, 2021 was primarily related to a net loss of $58.6 million and changes in fair value of warrant liabilities of $29.3 million, partially offset by non-cash charges for stock-based compensation of $20.1 million, depreciation and amortization of $8.4 million and amortization of internal-use software of $1.1 million. The net changes in operating assets and liabilities of $48.8 million were primarily related to an increase in accounts receivable of $24.2 million primarily attributable to an accounts receivable balance related to GSK, an increase in inventories of $11.5 million due to increased purchases aligned with higher forecasted sales, an increase in prepaid expenses and other current assets of $5.4 million primarily due to increase in prepaid insurance, a decrease in operating lease liabilities of $3.7 million primarily due to lease payments, a decrease in deferred revenue of $3.6 million primarily due to less kit sales than revenue recognized during the period, partially offset by increased deferred revenue balance related to GSK, a decrease in accrued expenses and other current liabilities of $2.3 million primarily due to timing of vendor invoice receipts, a decrease in accounts payable of $1.0 million due to timing of vendor payments and an increase in other assets of $0.7 million primarily due to increase in prepaid insurance, which were offset by a decrease in operating lease right-of-use assets of $3.5 million primarily due to right-of-use assets amortization.

Net cash used in operating activities of $62.4 million for the six months ended September 30, 2020 was primarily related to a net loss of $72.0 million, gain from lease termination of $0.9 million, partially offset by non-cash charges for stock-based compensation of $22.2 million, depreciation and amortization of $9.6 million and amortization and impairment of internal-use software of $1.1 million. The net changes in operating assets and liabilities of $22.5 million were primarily related to an increase in accounts receivable of $20.2 million primarily attributable to an accounts receivable balance related to GSK, partially offset by decrease in retailers' accounts receivable balance as we terminated certain retail contracts, a decrease in deferred revenue of $7.9 million primarily as a result of less kit sales than revenue recognized during the period, partially offset by increased deferred revenue balance related to GSK, a decrease in operating lease liabilities of $4.9 million primarily due to lease payments, a decrease in accounts payable of $4.2 million due to the timing of payments, a decrease in accrued expenses and other current liabilities of $1.1 million primarily due to timing of vendor invoice receipts as well as payment settlements and adjustments for the closeout of the Phoenix lab, which were partially offset by a decrease in operating lease right-of-use assets of $6.7 million primarily due to right-of-use assets amortization and adjustment to the carrying amount of the right-of-use assets as a result of tenant improvement allowance received for the office in Sunnyvale, California, a decrease in prepaid expenses and other current assets of $5.2 million primarily due to decrease in deferred advertising and other receivables, a decrease in deferred cost of revenue of $1.8 million primarily due to lower kit sales and a decrease in inventories of $1.7 million due to decreased purchase aligned with lower forecasted sales.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to purchase of property and equipment, prepayments for intangible assets, as well as capitalization of internal-use software costs.

Net cash used in investing activities was $9.1 million for the six months ended September 30, 2021, which consisted of prepayments for intangible assets of $5.5 million related to a patent rights purchase completed in October 2021, purchases of property and equipment of $1.8 million and capitalization of internal-use software costs of $1.8 million.

Net cash used in investing activities was $5.0 million for the six months ended September 30, 2020, which consisted of purchases of property and equipment of $3.6 million and capitalization of internal-use software costs of $2.0 million, partially offset by proceeds from sales of property and equipment of $0.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $534.7 million for the six months ended September 30, 2021, which consisted of $309.7 million in proceeds from the Business Combination, $250.0 million of proceeds from the PIPE Investment, and $5.6 million in proceeds from the exercise of stock options, which were partially offset by $30.6 million in payments of deferred offering costs.

Net cash provided by financing activities of $36.6 million for the six months ended September 30, 2020 related entirely to proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods from 2.3 years to 9.8 years. Refer to Note 7 of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations.

In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 8 of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our commitments as of September 30, 2021.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board; and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of September 30, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and as a result of the material weakness described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in accordance with GAAP.

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

As previously disclosed in Part I, Item 9A of VGAC’s Annual Report on Form 10-K/A (Amendment No. 1) for the period ended December 31, 2020 filed with the SEC by VGAC on May 4, 2021 (the “VGAC Form 10-K/A”), the management of VGAC, including the principal executive officer and principal financial officer, concluded that 23andMe, Inc. did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness. The material weakness in our internal control over financial reporting led to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to the VGAC Form 10-K/A. In response to this material weakness, our management plans to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans include providing enhanced access to accounting literature, research materials, and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the six months ended September 30, 2021, we completed the Business Combination and the internal controls of 23andMe, Inc. became our internal controls. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination, including the enhancement of our internal and external technical accounting resources.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 8, "Commitments and Contingencies - Legal Proceedings," of the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Investing in our securities involves risks. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Form 10-Q are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business.

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
•
The OSHA vaccine mandate for employers with more than 100 employees could have a material adverse impact on our business, financial conditions, results of operations, and prospects.
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
•
We face additional risks as a result of the acquisition of Lemonaid Health and may be unable to integrate our businesses successfully and realize the anticipated synergies and related benefits, or do so within the anticipated timeframe.

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

We may be party to lawsuits and legal proceedings in the normal course of business. These matters are often expensive and disruptive to normal business operations. We may face allegations, lawsuits, and regulatory inquiries, audits, and investigations regarding data privacy, security, labor and employment, consumer protection, practice of medicine, and intellectual property infringement, including claims related to privacy, patents, publicity, trademarks, copyrights, open source software, and other rights. A portion of the technologies we use incorporates open source software, and we may face claims claiming ownership of open source software or patents related to that software, rights to our intellectual property or breach of open source license terms, including a demand to release material portions of our source code or otherwise seeking to enforce the terms of the applicable open source license. We may also face allegations or litigation related to our acquisitions, securities issuances or business practices, including public disclosures about our business. Litigation and regulatory proceedings, and particularly the healthcare regulatory and class action matters we could face, may be protracted and expensive, and the results are difficult to predict. Certain of these matters may include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our litigation costs could be significant. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify our solution or require us to stop offering certain features, all of which could negatively impact our acquisition of customers and revenue growth. We may also become subject to periodic audits, which could likely increase our regulatory compliance costs and may require us to change our business practices, which could negatively impact our revenue growth. Managing legal proceedings, litigation and audits, even if we achieve favorable outcomes, is time-consuming and diverts management’s attention from our business.

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

On December 10, 2019, Celmatix Inc. (“Celmatix”) filed a complaint in New York state court against us alleging that we breached the research agreement entered into between Celmatix and us in 2015 and tortiously interfered with Celmatix’s fundraising efforts and alleging that it believed it incurred damages of $100 million. On February 14, 2020, we filed our answer and counterclaims against Celmatix, among other things, for failure to make payments due to us. Celmatix amended its complaint on July 13, 2021, asserting an additional claim against the Company for fraudulent inducement of contract. On July 19, 2021, the Company filed its answer to the amended complaint, denying all of the material allegations and asserting a counterclaim and an additional defense of fraudulent inducement of contract. On October 29, 2021, both parties made motions for partial summary judgment in their favor. We believe the claims made against us to be without merit and are defending this lawsuit vigorously.

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

As of September 30, 2021, our principal source of liquidity was cash of $701.1 million, which was held for working capital purposes. Subsequently, on November 1, 2021, we paid cash consideration of approximately $102 million in cash consideration for the acquisition of Lemonaid Health (of which approximately $13.0 million was placed in escrow to cover a potential purchase price adjustment and to secure the indemnification obligations of the former equity holders of Lemonaid Health), which decreased our cash reserve. Since our inception, we have generated significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $1,035.8 million as of September 30, 2021.

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

The OSHA vaccine mandate for employers with more than 100 employees could have a material adverse impact on our business, financial conditions, results of operations, and prospects.

On September 9, 2021, President Biden announced plans for the federal Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard (“ETS”) mandating that all employers with more than 100 employees ensure their workers are either fully vaccinated against COVID-19 or produce, on a weekly basis, a negative COVID test (the "vaccine mandate"). On November 4, 2021, OSHA issued the ETS, which will require covered employers to comply with the vaccine mandate beginning with January 4, 2022 or face substantial penalties for non-compliance. In addition to the federal vaccine mandate, it is possible that additional, more protective vaccine mandates may be announced by state or local jurisdictions that could impact our workforce and operations.

Although we cannot predict with certainty the impact that the vaccine mandate and any other related measures will have on our workforce and operations, these requirements and any future requirements may result in attrition and impede our ability to recruit and retain our workforce. These measures also may further disrupt the national supply chain, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
•
Difficulties in retaining key relationships with employees, customers, collaborators, vendors and suppliers of the acquired company; and
•
In the case of acquisitions outside of the jurisdictions we currently operate in, the need to address the particular economic, currency, political, and regulatory risks associated with specific countries, particularly those related to our collection of sensitive data, regulatory approvals, and tax management, which may result in significant additional costs or management overhead for our business.

Any of these factors could have a negative impact on our business, results of operations or financial position.

Risks Related to Our Collaborations

Our Therapeutics business is substantially dependent on our collaboration with GSK for the development and commercialization of any drugs discovered during the discovery term of the agreement. If we, GSK and any future collaborators are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize any drugs, or experience delays in doing so, our business may be materially harmed. We may engage and depend on other third parties for the development and commercialization of drugs and therapeutic programs discovered following the expiration of the GSK agreement or outside its scope. If those collaborations are not successful, we may not be able to capitalize on our investment in our Therapeutic business.

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

We may be required to seek FDA-premarket review of other products and services, including reports that we do not currently believe require premarket authorization but could be subject to additional regulation including premarket review. The Verifying Accurate Leading-edge IVCT Development Act of 2021 (the “VALID Act of 2021,” the “VALID Act” or the “Act”) was introduced in both the House and Senate on June 24, 2021 which seeks to regulate laboratory testing and to modernize FDA regulations of diagnostic products and it could increase the types of our reports which are subject to premarket review. For any such review, we are required to conduct extensive analytical validation and user comprehension studies to demonstrate the accuracy of our test results and that they are appropriate for sale directly to consumers. This process will likely be costly, time-consuming and uncertain. Delays in receipt of, or failure to obtain, authorizations or clearances could materially delay or prevent us from commercializing new products and services or result in substantial additional costs. We may not be able to obtain FDA authorization for all our products and services.

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

We also are required to comply with increasingly complex and changing data security and privacy regulations in the UK, the EU and in other jurisdictions in which we conduct business that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. For example, the European Union’s General Data Protection Regulation (“GDPR”), now also enacted in the UK (“UK GDPR”), has imposed stringent compliance obligations regarding the handling of personal data and has resulted in the issuance of significant financial penalties for noncompliance. Further, in July 2020, the Court of Justice of the European Union released a decision in the Schrems II case (Data Protection Commission v. Facebook Ireland, Schrems), declaring the EU-US Privacy Shield invalid and calling into question data transfers carried out under the European Commission’s Standard Contractual Clauses. As a result of the decision, we may face additional scrutiny from EU regulators in relation to the transfer of personal data from the EU to the US. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. In the U.S., there have been proposals for federal privacy legislation and many new state privacy laws proposed. In 2021, laws specific to genetic testing companies have passed in California, Utah, Arizona and Maryland, and legislation has been proposed in other states. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our customers pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions, any of which could materially adversely affect our business operations and operating results.

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

The EU adopted the IVD Directive Regulation (“IVDR”) which increased the regulatory requirements applicable to IVDs in the EU and requires that we classify and obtain pre-market approval from an independent certified notified body for our PGS health reports, which will be subject to the IVDR as of May 25, 2022. We must also achieve and maintain International Standards Organization (ISO) certification of our Quality Management Systems. If we are not able to achieve or maintain regulatory compliance, we may not be permitted to market our health reports and/or may be subject to enforcement by EU Competent Authorities, bodies with authority to act on behalf of the government of the applicable EU Member State, or other nations which adopt IVDR standards, to ensure that the requirements of the directive or regulation are met. In October 2021, the European Commission proposed a delay in the implementation of certain requirements of the IVDR due to a shortage of independent notified bodies to provide certification for the volume of products requiring it. The proposal will not be effective unless and until the European Parliament adopts modifications to the IVDR directive.

Additionally, in September 2020 the United Kingdom Medicines and Healthcare Products Regulatory Agency (“MHRA”) announced regulations requiring a new United Kingdom Conformity Assessed mark (“UKCA”) applicable to medical devices, including testing products and services like our PGS health reports, to be placed on the market beginning January 1, 2021 or for products already on the market, to be maintained on the market after June 30, 2023 which requires that a Declaration of Conformity be obtained based on technical files for all products to which the UKCA applies. Aspects of the UKCA took effect January 1, 2021 and require that medical devices be registered with MHRA. In addition to registration requirements, manufacturers of medical devices based outside of the United Kingdom, including us, must designate a United Kingdom Responsible Person to maintain documents supporting the UKCA and Declaration of Conformity and respond to inquiries from MHRA. If we are not able to achieve or maintain regulatory compliance, we may not be permitted to market our health reports and/or may be subject to enforcement action by MHRA.

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

As patent prosecution of biotechnology and pharmaceutical companies is highly uncertain, involves complex legal and factual questions, and has been the subject of litigation in recent years, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in granted patents that protect our drugs or technologies which would render us unable to prevent others from commercializing competitive drugs or technologies. The coverage of patent claims may be significantly reduced during patent prosecution before the patent is granted and the scope can also be reinterpreted after grant, which may not provide us meaningful protection, may not allow us to exclude competitors or may not provide us with any competitive advantage.

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

We have not yet registered certain of our trademarks in all of our potential markets, although we have registered 23andMe, and other 23andMe logos and product and service names in the U.S., the EU and a number of other countries and are seeking to register additional trademarks. As we apply to register our unregistered trademarks in the U.S. and other countries, our applications may not be allowed for registration in a timely fashion or at all, and our registered trademarks may not be maintained or enforced. In addition, opposition or cancellation proceedings may be filed against our trademark applications and registrations, and our trademarks may not survive such proceedings. In certain countries outside of the U.S., trademark registration is required to enforce trademark rights. If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would.

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

Failure to maintain effective internal control over our financial reporting could have a material and adverse effect. In the future, we expect to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting when we are required to do so pursuant to Section 404 of the Sarbanes-Oxley Act. In addition, we may be required to have our independent registered public accounting firm attest to and report on management’s assessment of the effectiveness of internal control over financial reporting when we cease to qualify as an “emerging growth company,” pursuant to the JOBS Act. If we are unable to conclude that we has effective internal control over financial reporting, or our independent registered public accounting firm is unable to provide an attestation and an unqualified report as to the effectiveness of internal control over financial reporting, investors might lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

We have incurred significant losses since our inception. For the fiscal years ended March 31, 2021, 2020, and 2019, we incurred net losses of $183.6 million, $250.9 million and $183.5 million, respectively. As of September 30, 2021, we had an accumulated deficit of $1,035.8 million. We expect to incur substantial operating losses in future periods.

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

Risks Related to Acquisitions

We face additional risks as a result of the Lemonaid Acquisition and may be unable to integrate our businesses successfully and realize the anticipated synergies and related benefits of the Lemonaid Acquisition or do so within the anticipated timeframe.

On November 1, 2021, we completed our acquisition of Lemonaid Health. As a result of the Lemonaid Acquisition, we face various additional risks, including, among others, the following:

•
difficulties in integrating and managing the combined operations of Lemonaid Health, and realizing the anticipated economic, operational, and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical, or financial problems;
•
disruption to Lemonaid Health’s business and operations and relationships with service providers and other partners;
•
loss of key employees of Lemonaid Health and other challenges associated with integrating new employees into our culture, as well as reputational harm if integration is not successful;
•
diversion of management time and focus from operating our business to addressing Lemonaid Acquisition integration challenges;
•
diversion of significant resources from the ongoing development of our existing products, services, and operations;
•
failure to successfully realize our intended business strategy;
•
increase in the operating losses that we expect to incur in future periods;
•
regulatory complexities of integrating or managing the combined operations or expanding into other industries or parts of the healthcare industry;
•
greater than anticipated costs related to the integration of Lemonaid Health’s business and operations into ours;
•
increase in compliance and related costs associated with the addition of a regulated business;

•
responsibility for the liabilities of Lemonaid Health, including those that were not disclosed to us or exceed our estimates, as well as, without limitation, liabilities arising out of their failure to maintain effective data protection and privacy controls and comply with applicable regulations; and
•
potential accounting charges to the extent intangibles recorded in connection with the Lemonaid Acquisition, such as goodwill, trademarks, client relationships, or intellectual property, are later determined to be impaired and written down in value.

Our ability to execute all such plans will depend on various factors, many of which remain outside our control. Any of these risks could adversely affect our business and financial results.

The process of integrating Lemonaid Health’s operations into our operations could result in unforeseen operating difficulties and require significant resources.

The following factors, among others, could reduce our revenues and earnings, increase our operating costs, and result in a loss of projected synergies:

•
if we are unable to successfully integrate the duties, responsibilities, and other factors of interest to the management and employees of the acquired business, we could lose employees to our competitors, which could significantly affect our ability to operate the business and complete the integration;
•
if we are unable to implement and retain uniform standards, controls, policies, procedures, and information systems; and
•
if the integration process causes any delays with the delivery of our services, or the quality of those services, we could lose customers, which would reduce our revenues and earnings.

The process of integrating Lemonaid Health and its associated services and technologies involves numerous risks that could materially and adversely affect our results of operations or stock price.

The following factors, among others, could materially and adversely affect our results of operations or stock price:

•
expenses related to the acquisition process and impairment charges to goodwill and other intangible assets related to the Lemonaid Acquisition;
•
the dilutive effect on earnings per share as a result of issuances of our stock and incurring operating losses;
•
stock volatility due to investors’ uncertainty regarding the value of Lemonaid Health;
•
diversion of capital from other uses;
•
failure to achieve the anticipated benefits of the Lemonaid Acquisition in a timely manner, or at all; and
•
adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of the Lemonaid Acquisition.

Notwithstanding the due diligence investigation we performed in connection with the Lemonaid Acquisition, Lemonaid Health may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we performed significant due diligence on Lemonaid Health prior to signing the Lemonaid Health Merger Agreement, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by Lemonaid Health and its representatives in connection with our due diligence investigation and our evaluation of the results of such due diligence. We did not control and may be unaware of activities of Lemonaid Health before the Lemonaid Acquisition, including intellectual property and other litigation or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities, and other liabilities.

Our post-closing recourse is limited under the Lemonaid Health Merger Agreement.

Our remedies for breaches of representations and warranties under the Lemonaid Health Merger Agreement are limited to recoveries under the representation and warranty policy described below and the indemnification provisions of the Lemonaid Health Merger Agreement. The Indemnifying Parties’ (as defined in the Lemonaid Health Merger Agreement) obligations to indemnify us are limited to, among others, breaches of specified representations and warranties and covenants included in the

Lemonaid Health Merger Agreement and other specific indemnities as set forth in the Lemonaid Health Merger Agreement. In the event of a breach of a representation or warranty, we cannot recover in respect of a claim for indemnification pursuant to the Lemonaid Health Merger Agreement unless and until the indemnifiable losses exceed $2,000,000 (the “Deductible”), which is the portion of the retention amount under the representation and warranty insurance policy referenced below, for which we are responsible. Additionally, we may not recover losses for breaches of certain representations and warranties from the former stockholders of Lemonaid in excess of $2,000,000 (except as otherwise specified below), which is the portion of the retention amount for which the former stockholders of Lemonaid provide indemnification (the “Cap”). The Deductible and the Cap do not apply to indemnification claims based on breaches of Fundamental Representations or Fraud (each as defined in the Lemonaid Health Merger Agreement) or to other specific indemnities; furthermore, the Cap does not apply to indemnification claims based on breaches of Specified Representations (as defined in the Lemonaid Health Merger Agreement) or to other specific indemnities.

We cannot make an indemnification claim against the Indemnifying Parties for a breach of a representation or warranty after the date that is 18 months after the date of closing of the Lemonaid Acquisition (the “Closing”), other than claims based on breaches of Fundamental Representations, which survive until 6 years after the Closing, and claims based on breaches of Specified Representations, which survive until 30 months after the Closing.

We obtained a representation and warranty insurance policy to insure against certain losses arising from breaches of, or inaccuracies in, the representations and warranties of Lemonaid Health. The policy is subject to a retention amount of $4 million, as referenced above, as well as to exclusions, policy limits, and certain other terms and conditions.

If any issues arise post-closing, we may not be entitled to sufficient, or any, indemnification or recourse from the Indemnifying Parties or pursuant to the representation and warranty insurance policy, which could have a material adverse impact on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 4, 2021, concurrently with the execution of the Merger Agreement, VGAC entered into subscription agreements with certain investors to which such investors collectively subscribed for an aggregate of 25,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $250.0 million. The securities issued in connection with the PIPE Investment were not registered under the Securities Act, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

2.1

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

2.4

Agreement and Plan of Merger and Reorganization, dated as of October 21, 2021, by and among 23andMe Holding Co., Life Merger Sub One, Inc., Life Merger Sub Two, Inc., Lemonaid Health, Inc., and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on October 22, 2021).

10.1*+	Form of 23andMe Holding Co. 2021 Restricted Stock Unit Agreement (Employee)

10.2*+	Form of 23andMe Holding Co. 2021 Restricted Stock Unit Agreement (Non-Employee Director)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

23ANDME HOLDING CO.

Date:	November 10, 2021	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 10, 2021	By:	/s/ Steven Schoch
Name: Steven Schoch
Chief Financial and Accounting Officer
(Principal Financial Officer)