Form 10-Q
period 2021-12-31
23andMe Holding Co.
filed 2022-02-11
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

As of January 31, 2022, there were 211,165,602 shares of Class A common stock, $0.0001 par value per share, and 235,962,975 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

23ANDME HOLDING CO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Generally, statements that are not historical facts, including statements concerning 23andMe Holding Co.’s (the “Company,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including, without limitation, words like “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those factors described under Part II, Item 1A: “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under Part II, Item 1A: “Risk Factors” may not be exhaustive.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	March 31,
	2021	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$586,204	$282,489
Restricted cash	1,599	1,399
Accounts receivable, net (related party amounts of $105 and nil as of December 31, 2021 and March 31, 2021, respectively)	23,560	2,481
Inventories	17,132	6,239
Deferred cost of revenue	16,112	5,482
Prepaid expenses and other current assets (related party amounts of $207 and nil as of December 31, 2021 and March 31, 2021, respectively)	25,253	15,485
Total current assets	669,860	313,575
Property and equipment, net	52,249	60,884
Operating lease right-of-use assets	57,390	63,122
Restricted cash, noncurrent	6,974	6,974
Internal-use software, net	8,410	6,889
Intangible assets, net	78,458	—
Goodwill	351,598	—
Other assets	1,376	654
Total assets	$1,226,315	$452,098
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable (related party amounts of nil and $4,422 as of December 31, 2021 and March 31, 2021, respectively)	$14,418	$12,271
Accrued expenses and other current liabilities (related party amounts of $12,480 and $7,065 as of December 31, 2021 and March 31, 2021, respectively)	46,297	31,953
Deferred revenue (related party amounts of $26,171 and $30,140 as of December 31, 2021 and March 31, 2021, respectively)	111,961	71,255
Operating lease liabilities	6,875	6,140
Total current liabilities	179,551	121,619
Operating lease liabilities, noncurrent	80,832	87,582
Other liabilities	4,758	1,165
Total liabilities	$265,141	$210,366
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, $0.0001 par value per share, 10,000,000 shares authorized as of December 31, 2021, and $0.00001 par value per share, 209,512,070 shares authorized as of March 31, 2021; nil and 209,181,855 shares issued and outstanding as of December 31, 2021 and March 31, 2021, respectively; aggregate liquidation preference of nil and $874,107 as of December 31, 2021 and March 31, 2021, respectively	—	837,351
Stockholders' equity (deficit)
Common Stock - Class A shares, par value $0.0001, 199,176,879 shares issued and outstanding as of December 31, 2021, and par value $0.00001, 20,713,076 shares issued and outstanding as of March 31, 2021; Class B shares, par value $0.0001, 246,970,302 shares issued and outstanding as of December 31, 2021 and par value $0.00001, 103,816,708 shares issued and outstanding as of March 31, 2021	44	—
Additional paid-in capital	2,086,350	381,619
Accumulated other comprehensive income	(36)	—
Accumulated deficit	(1,125,184)	(977,238)
Total stockholders’ equity (deficit)	961,174	(595,619)
Total liabilities and stockholders’ equity (deficit)	$1,226,315	$452,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)
Revenue (related party amounts of $8,069 and $8,554 for the three months ended December 31, 2021 and 2020, respectively, and $29,281 and $30,221 for the nine months ended December 31, 2021 and 2020, respectively)	$56,891	$55,477	$171,334	$155,338
Cost of revenue (related party amounts of $(54) and $59 for the three months ended December 31, 2021 and 2020, respectively, and $209 and $(592) for the nine months ended December 31, 2021 and 2020, respectively)	29,628	30,089	85,446	82,861
Gross profit	27,263	25,388	85,888	72,477
Operating expenses:
Research and development (related party amounts of $6,300 and $4,238 for the three months ended December 31, 2021 and 2020, respectively, and $18,185 and $10,687 for the nine months ended December 31, 2021 and 2020, respectively)	50,298	41,684	139,053	114,260
Sales and marketing	41,979	12,258	70,987	31,242
General and administrative	31,687	16,589	60,547	45,094
Total operating expenses	123,964	70,531	270,587	190,596
Loss from operations	(96,701)	(45,143)	(184,699)	(118,119)
Other (expense) income:
Interest income	76	53	213	195
Change in fair value of warrant liabilities	3,695	—	32,989	—
Other (expense) income, net	22	445	39	1,318
Loss before benefit for income taxes	(92,908)	(44,645)	(151,458)	(116,606)
Benefit for income taxes	3,512	—	3,512	—
Net loss	$(89,396)	$(44,645)	$(147,946)	$(116,606)
Other comprehensive (loss) income	(36)	—	(36)	—
Total comprehensive loss	$(89,432)	$(44,645)	$(147,982)	$(116,606)
Net loss per share of Class A and Class B common stock attributable to common stockholders, basic and diluted:
Basic and diluted	$(0.21)	$(0.46)	$(0.44)	$(1.23)
Weighted-average shares used to compute net loss per share:
Basic and diluted	426,591,111	96,974,875	334,491,905	95,185,171

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Income Loss	Deficit	(Deficit)
Balance as of March 31, 2021	91,198,378	$837,351	54,292,140	$—	$381,619	$—	$(977,238)	$(595,619)
Recapitalization	117,983,477	—	70,237,644	12	(12)	—	—	—
Balance as of March 31, 2021	209,181,855	837,351	124,529,784	12	381,607	—	(977,238)	(595,619)
Preferred stock conversion	(209,181,855)	(837,351)	209,181,855	21	837,330	—	—	837,351
Issuance of common stock upon Merger (net of transaction costs of $33,726)	—	—	46,901,747	5	200,574	—	—	200,579
Issuance of PIPE shares (related party amount of $25,000)	—	—	25,000,000	3	249,997	—	—	250,000
Issuance of common stock upon exercise of stock options	—	—	818,479	—	2,553	—	—	2,553
Stock-based compensation expense	—	—	—	—	9,704	—	—	9,704
Net Loss	—	—	—	—	—	—	(42,026)	(42,026)
Balance as of June 30, 2021	—	$—	406,431,865	$41	$1,681,765		$(1,019,264)	$662,542
Issuance of common stock upon exercise of stock options	—	—	736,717	—	2,905	—	—	2,905
Stock-based compensation expense	—	—	—	—	10,588	—	—	10,588
Net Loss	—	—	—	—	—	—	(16,524)	(16,524)
Balance as of September 30, 2021	—	$—	407,168,582	$41	$1,695,258		$(1,035,788)	$659,511
Issuance of common stock for acquisition of business	—	—	30,572,268	3	322,842	$—	$—	$322,845
Issuance of common stock for Class A common stock warrant exercise	—	—	6,016,327	—	42,354	—	—	42,354
Issuance of common stock upon exercise of stock options	—	—	2,390,004	—	8,308	—	—	8,308
Stock-based compensation expense	—	—	—	—	17,588		—	17,588
Other comprehensive loss	—	—	—	—	—	(36)	—	(36)
Net Loss	—	—	—	—	—		(89,396)	(89,396)
Balance as of December 31, 2021	—	$—	446,147,181	$44	$2,086,350	$(36)	$(1,125,184)	$961,174

(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2020	86,443,341	$755,083	44,318,298	$—	$172,736	$(793,619)	$(620,883)
Recapitalization	111,831,592	—	57,334,501	9	(9)	—	—
Balance as of March 31, 2020	198,274,933	755,083	101,652,799	9	172,727	(793,619)	(620,883)
Issuance of common stock upon exercise of stock options	—	—	676,618	—	1,139	—	1,139
Vesting of early exercised stock options	—	—	—	—	4,241	—	4,241
Stock-based compensation expense	—	—	—	—	11,454	—	11,454
Net loss	—	—	—	—	—	(35,770)	(35,770)
Balance as of June 30, 2020	198,274,933	$755,083	102,329,417	$9	$189,561	$(829,389)	$(639,819)
Issuance of common stock upon exercise of stock options	—	—	437,913	—	827	—	827
Issuance of common stock related to early exercise of stock options	—	—	6,881,095	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	4,241	—	4,241
Stock-based compensation expense	—	—	—	—	10,964	—	10,964
Net loss	—	—	—	—	—	(36,191)	(36,191)
Balance as of September 30, 2020	198,274,933	$755,083	109,648,425	$9	$205,593	$(865,580)	$(659,978)
Issuance of Series F-1 preferred stock, net of issuance costs	10,906,922	$82,267	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,177,055	—	1,746	—	1,746
Issuance of common stock related to early exercise of stock options	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	6,410	—	6,410
Stock-based compensation expense	—	—	—	—	15,095	—	15,095
Net loss	—	—	—	—	—	(44,645)	(44,645)
Balance as of December 31, 2020	209,181,855	$837,350	110,825,480	$9	$228,844	$(910,225)	$(681,372)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Nine Months Ended December 31,
	2021	2020
	(Unaudited)
Cash flows from operating activities:
Net loss	$(147,946)	$(116,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,345	13,969
Amortization and impairment of internal-use software	1,741	1,563
Stock-based compensation expense	37,473	37,222
Changes in fair value of warrant liabilities	(32,989)	—
Loss (gain) on disposal of property and equipment	92	57
Gain on lease termination	(15)	(876)
Changes in operating assets and liabilities:
Accounts receivable (related party amounts of $(105) and nil for the nine months ended December 31, 2021 and 2020, respectively)	(21,078)	1,259
Inventories	(10,605)	(2,127)
Deferred cost of revenue	(10,630)	(5,831)
Prepaid expenses and other current assets (related party amounts of $(207) and nil for the nine months ended December 31, 2021 and 2020, respectively)	(7,697)	5,483
Operating lease right-of-use assets	5,265	8,496
Other assets	(604)	37
Accounts payable (related party amounts of $(4,422) and $(4,231) for the nine months ended December 31, 2021 and 2020, respectively)	(804)	(215)
Accrued expenses and other current liabilities (related party amounts of $5,416 and $749 for the nine months ended December 31, 2021 and 2020, respectively)	9,878	636
Deferred revenue (related party amounts of $(3,969) and $(5,221) for the nine months ended December 31, 2021 and 2020, respectively)	40,223	29,576
Operating lease liabilities	(5,655)	(6,693)
Other liabilities	(3,617)	64
Net cash used in operating activities	(131,623)	(33,986)
Cash flows from investing activities:
Purchases of property and equipment	(2,421)	(3,860)
Purchases of intangible assets (patents)	(5,500)	—
Proceeds from sale of property and equipment	1	838
Capitalized internal-use software costs	(2,855)	(2,725)
Cash paid for acquisitions, net of cash acquired	(94,165)	—
Net cash used in investing activities	(104,940)	(5,747)
Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	—	82,500
Payments for issuance costs of redeemable convertible preferred stock	—	(232)
Proceeds from exercise of stock options (related party amounts of nil and $34,710 for the nine months ended December 31, 2021 and 2020, respectively)	11,476	38,210
Payments of transaction costs	(30,642)	—
Proceeds from issuance of common stock upon Merger	309,720	—
Proceeds from PIPE (related party amounts of $25,000 and nil for the nine months ended December 31, 2021 and 2020, respectively)	250,000	—
Proceeds from exercise of merger warrants	44	—
Payment for warrant redemptions	(116)	—
Net cash provided by financing activities	540,482	120,478
Effect of exchange rates on cash	(4)	—
Net increase in cash and restricted cash	303,915	80,745
Cash and restricted cash—beginning of period	290,862	216,315
Cash and restricted cash—end of period	594,777	297,060
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	859	50
Stock-based compensation capitalized for internal-use software costs	745	501
Reclassification of transaction costs	3,971	—
Vesting of related party early exercised stock options	—	14,892
Assumption of merger warrants liability	75,415	—
Conversion of redeemable convertible preferred stock to common stock	837,351	—
Redemption/exercise of Class A common stock warrants	42,354	—
Stock consideration in acquisition of businesses, including fair value of common stock issued and fair value of stock-based awards that were vested	322,842	—
Reconciliation of cash and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash	586,204	288,687
Restricted cash, current	1,599	1,399
Restricted cash, noncurrent	6,974	6,974
Total cash and restricted cash	$594,777	$297,060

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

On November 1, 2021, the Company completed its acquisition (the “Lemonaid Acquisition”) of Lemonaid Health, Inc. (“Lemonaid Health”), pursuant to that certain Agreement and Plan of Merger and Reorganization (the “Lemonaid Health Merger Agreement”), dated as of October 21, 2021. Lemonaid Health is an on-demand platform for accessing medical care and pharmacy services online. Lemonaid Health offers online access to healthcare professionals with e-prescribing and pharmacy and testing services through the use of its website and app (“Telehealth”) to patients in all 50 states, the District of Columbia, and the United Kingdom (the “UK”). See Note 4, “Acquisitions” for additional details.

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

Prior to the Business Combination, VGAC’s units, public shares, and public warrants were listed on the New York Stock Exchange under the symbols “VGAC.U,” “VGAC,” and “VGAC WS,” respectively. On June 17, 2021, the Company's Class A common stock and public warrants began trading on The Nasdaq Global Select Market (“Nasdaq”), under the symbols “ME” and “MEUSW,” respectively. See Note 3, “Recapitalization” for additional details.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, and variable interest entities in which it holds a controlling financial interest. All intercompany accounts and transactions have been eliminated in consolidation.

Subsequent to the closing of the Lemonaid Acquisition, for the three and nine months ended December 31, 2021, the Company had operations primarily in the United States and immaterial operations in the UK.

Except for the addition of business combinations, intangible assets, goodwill, impairment of long-lived assets, variable interest entities, foreign currency, and comprehensive loss to the Company's significant accounting policies, there have been no changes to the Company's significant accounting policies described in the audited consolidated financial statements for the year ended March 31, 2021, that have had a material impact on these condensed consolidated financial statements and related notes.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of December 31, 2021 and for the three and nine months ended December 31, 2021 and 2020 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended March 31, 2021 (the “audited consolidated financial statements”) that were included in the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of December 31, 2021 and its condensed consolidated results of operations and cash flows for the three and nine months ended December 31, 2021 and 2020. The results of operations for the three and nine months ended December 31, 2021 are not necessarily indicative of the results expected for the year ending March 31, 2022 or any other future interim or annual periods.

As a result of the Merger, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted.

Fiscal Year

The Company’s fiscal year ends on March 31. References to fiscal year 2022 and 2021, refer to the fiscal years ending and ended March 31, 2022 and 2021, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to the determination of standalone selling price for various performance obligations; the estimated expected benefit period for the rate and recognition pattern of breakage revenue for purchases where a saliva collection kit (“Kit”) is never returned for processing; the fair value of financial assets and liabilities; the capitalization and estimated useful life of internal use software; the useful life of long-lived assets; the timing and costs associated with asset retirement obligations; the incremental borrowing rate for operating leases; the fair value of private warrants; stock-based compensation including the determination of the fair value of stock options, as well as the Company’s common stock prior to the Closing Date of the Merger; fair value of intangible assets acquired in business combinations; and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates, and such differences could be material to the condensed consolidated financial statements.

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

A single supplier accounted for 100% of the Company’s total purchases of microarrays and a separate single supplier accounted for 100% of the Company’s total purchases of Kits for the three and nine months ended December 31, 2021 and 2020. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three and nine months ended December 31, 2021 and 2020.

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

Significant customer information is as follows:

	December 31,	March 31,
	2021	2021
Percentage of accounts receivable:
Customer C	78%	35%
Customer D	3%	40%
Customer F	11%	0%

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Percentage of revenue:
Customer C	17%	31%	19%	21%
Customer B	14%	15%	17%	19%

Revenue Recognition

The Company generates revenue from its Consumer & Research Services segment, which includes revenue from PGS, Telehealth, and research services, and its Therapeutics segment. In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to receive in exchange for these goods or services.

The Company sells through multiple channels, including direct to consumer via the Company’s website and through online retailers. If the customer does not return the Kit, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. To estimate breakage, the Company applies the practical expedient available under ASC 606 to assess its customer contracts on a portfolio basis as opposed to individual customer contracts, due to the similarity of customer characteristics, at the sales channel level. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition of the returning kits in these respective sales channel portfolios. The Company estimates breakage for the portion of Kits not expected to be returned using an analysis of historical data and considers other factors that could influence customer Kit return behavior. The Company updates its breakage rate estimate periodically and, if necessary, adjusts the deferred revenue balance accordingly. If actual return patterns vary from the estimate, actual breakage revenue may differ from the amounts recorded. The Company recognized breakage revenue from unreturned Kits of $4.1 million and $4.4 million for the three months ended December 31, 2021 and 2020, respectively, and $12.8 million and $12.9 million for the nine months ended December 31, 2021 and 2020, respectively.

Fees paid to certain sales channel partners include, in part, compensation for obtaining PGS contracts. Such contracts have an amortization period of one year or less, and the Company has applied the practical expedient to recognize these costs as sales and marketing expenses when incurred. These costs were $3.6 million and $1.0 million for the three months ended December 31, 2021 and 2020, respectively, and $7.6 million and $2.4 million for the nine months ended December 31, 2021 and 2020, respectively.

The Company generates Telehealth revenues from patient fees, pharmacy fees, and membership fees.

Pharmacy fees, net - The Company primarily generates revenue through sale and delivery of prescription medications from the Affiliated Pharmacies (as defined below). A contract is entered into with a patient when the patient accepts the Company’s terms and conditions, requests a prescription or chooses to refill, and provides access to payment. Revenue is recognized at the point in time in which prescription services are rendered for these transactions. Fees are charged as prescription services are rendered. Revenue is recorded net of refunds and transaction fees.

Patient fees, net - The Company primarily generates revenue through the PMCs (as defined below) from patient visit fees, which include healthcare professional consultations, lab testing, and ordering prescriptions. A contract is entered into with a patient when the patient accepts the Company’s terms and conditions and provides access to payment. Revenue is recognized at the point in time in which services are rendered for these transactions. Fees are charged upfront prior to services being rendered and are allocated over the obligation to provide services to the patient. Revenue is recorded net of refunds, transaction fees, and pass-through lab and prescription costs.

Membership fees, net – The Company generates revenue through membership fees from patients, which includes a membership for unlimited medical visits and unlimited prescriptions during the membership period (generally one, three or twelve months). A contract is entered into with a patient when the patient accepts the Company’s terms and conditions and provides access to payment. The Company has determined that access to the services over the membership period qualifies as a series of distinct performance obligations, which is defined as identical distinct services (daily access to the services). As such, revenue is recognized ratably over the respective membership period. The transaction price is determined to be the amount paid by the patient. Revenue is recorded net of refunds. Deferred revenue consists of advance payments from members related to membership performance obligations that have not been satisfied for memberships.

In providing telehealth services that include professional medical consultations, the Company maintains relationships with various affiliated professional medical corporations (“PMCs”), which are professional entities owned by licensed physicians and that engage licensed healthcare professionals (each, a “Provider” and collectively, the “Providers”) to provide consultation services. Refer to Note 5, “Variable Interest Entities.” The Company accounts for service revenue as a principal in the arrangement with its patients.

Additionally, with respect to its telehealth services involving the sale of prescription products, the Company maintains relationships with affiliated pharmacies (collectively, the “Affiliated Pharmacies”) to fill prescriptions that are ordered by the Company’s patients. The Company accounts for prescription product revenue as a principal in the arrangement with its patients.

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021		2020		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
PGS	$38,367	67%	$44,094	79%	$130,705	76%	$119,381	77%
Telehealth	7,673	14%	—	0%	7,673	5%	—	0%
Consumer services	46,040	81%	44,094	79%	138,378	81%	119,381	77%
Research services	10,851	19%	11,383	21%	32,956	19%	35,909	23%
Therapeutics	—	0%	—	0%	—	0%	48	0%
Total	$56,891	100%	$55,477	100%	$171,334	100%	$155,338	100%

Within the Consumer and Research Services segment, substantially all consumer services revenue is recognized at the point in time of the initial transfer of reports to the consumer, the delivery of healthcare services to the patient, or the delivery of prescription medications to the patient. Substantially all research services revenue is recognized over time as services are performed. Substantially all Therapeutics revenue is recognized at the point in time intellectual property is transferred.

The following table summarizes revenue by region based on the shipping address of customers or the location where the services are delivered:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021		2020		2021		2020
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$41,741	73%	$40,074	72%	$120,706	70%	$108,502	70%
United Kingdom	10,779	19%	10,722	19%	37,020	22%	35,703	23%
Canada	3,065	5%	3,334	6%	9,052	5%	7,282	5%
Other regions	1,306	2%	1,347	2%	4,556	3%	3,851	2%
International	15,150	27%	15,403	28%	50,628	30%	46,836	30%
Total	$56,891	100%	$55,477	100%	$171,334	100%	$155,338	100%

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations not yet billed and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The amount of contract assets was immaterial as of December 31, 2021 and March 31, 2021.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company invoices in advance of fulfilling performance obligations under a contract. Deferred revenue primarily relates to Kits that have been shipped to consumers and non-consigned retail sites but not yet returned for processing by the consumer, as well as research services billed in advance of performance. Deferred revenue is recognized when the obligation to deliver results to the customer is satisfied and when research services are ultimately performed. Deferred revenue also consists of advance payments from members related to membership performance obligations that have not been satisfied for memberships. Deferred revenue is recognized when the obligation to deliver membership services is satisfied.

As of December 31, 2021, deferred revenue for consumer services was $83.4 million. Of the $39.3 million of deferred revenue for consumer services as of March 31, 2021, the Company recognized $4.0 million and $36.1 million as revenue during the three and nine months ended December 31, 2021, respectively.

As of December 31, 2021, deferred revenue for research services was $28.6 million, including related party deferred revenue amounts of $26.2 million. Of the $31.9 million of deferred revenue for research services as of March 31, 2021, the Company recognized $8.1 million and $30.2 million as revenue during the three and nine months ended December 31, 2021, respectively, of which related party revenue amounts were $7.8 million and $29.0 million, respectively.

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under ASC 606 to not disclose the value of unsatisfied performance obligations for PGS and Telehealth as those contracts have an expected length of one year or less. As of December 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $34.0 million. This amount is expected to be recognized over a remaining subsequent period of approximately 1 to 2 years from the reporting date.

Stock-Based Compensation

Stock-based compensation expense related to stock-based awards for employees and non-employees is recognized based on the fair value of the awards granted. The fair value of each stock option is estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected term of the stock-based award, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of common stock. The fair value of each restricted stock unit (“RSU”) is estimated based on the fair value of the common stock on the grant date. Prior to the Merger, the Company determined the fair value of its common stock for financial reporting as of each grant date based on numerous objective and subjective factors and management’s judgement. Subsequent to the Merger, the Company determines the fair value using the market closing price of its common stock on the date of grant. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, including awards with graded vesting and no additional conditions for vesting other than service conditions. The Company accounts for forfeitures as they occur.

Warrant Liabilities

The Company classified the Private Placement Warrants and the Public Warrants (both defined and discussed in Note 12, “Common Stock and Warrants” and, collectively, the “Warrants”) as liabilities. At the end of each reporting period, changes in fair value during the period were recognized as change in fair value of warrant liabilities within the condensed consolidated statements of operations and comprehensive loss. The Company adjusted the warrant liability for changes in the fair value until the earlier of (a) the exercise or expiration of the Warrants or (b) the redemption of the Warrants, at which time the Warrants were reclassified to additional paid-in capital.

Business Combinations

The Company accounts for its business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. The results of businesses acquired in a business combination are included in the Company’s condensed consolidated financial statements from the date of acquisition. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. The Company's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the condensed consolidated statements of operations and comprehensive loss.

When the Company issues stock-based or cash awards to an acquired company’s stockholders, the Company evaluates whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period.

Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluate these estimates and assumptions quarterly. The Company will record any adjustments to its preliminary estimates to goodwill, provided that it is within the one-year measurement period.

Intangible Assets

Acquired intangible assets consist of identifiable intangible assets resulting from business combinations. Acquired finite-lived intangible assets are initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives. Amortization expense is recognized within cost of revenue for developed technology, sales and marketing expense for customer relationships, partnerships, and trademark, and general and administrative expense for non-compete agreements, in the condensed consolidated statements of operations and comprehensive loss.

Other intangible assets consist of purchased patents. Intangible assets are carried at cost less accumulated amortization and are amortized over the period of estimated benefit using the straight-line method and their estimated useful lives. Amortization for patents is recognized in research and development and general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Each period the Company evaluates the estimated remaining useful lives of its acquired finite-lived intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. There were no impairment charges to acquired intangible assets during the nine months ended December 31, 2021.

Goodwill

Goodwill amounts are not amortized, but rather tested for impairment at least annually or more often if circumstances indicate that the carrying value may not be recoverable. There were no impairment charges to goodwill during the nine months ended December 31, 2021.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, which include depreciable tangible assets such as property and equipment, intangible assets, and right of use assets related to operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows these assets are expected to generate. The Company recognizes an impairment in the event the carrying amount of such assets exceeds the fair value attributable to such assets. There was no impairment to long-lived assets during the nine months ended December 31, 2021.

Variable Interest Entities

The Company evaluates its ownership, contractual, and other interests in entities to determine if it has any variable interest in a variable interest entity (“VIE”) and if it is the primary beneficiary. These evaluations are complex and involve judgment. If the Company determines that an entity in which it holds a contractual or ownership interest is a VIE and that the Company is the primary beneficiary, the Company consolidates such entity in its consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (i) has the power to make decisions that most significantly affect the economic performance of the VIE; and (ii) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Management performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE will cause the consolidation conclusion to change. Changes in consolidation status are applied prospectively.

Foreign Currency

The reporting currency of the Company is the United States dollar. The Company determines the functional currency of each subsidiary based on the currency of the primary economic environment in which each subsidiary operates. Items included in the financial statements of such subsidiaries are measured using that functional currency. The functional currency of the Company’s foreign subsidiary is the British Pound. Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at period-end exchange rates and foreign currency denominated nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Equity transactions are translated using historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are recognized in other (expense) income, net in the consolidated statements of operations and comprehensive loss, and have not been material for any of the periods presented.

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive (loss) income. The Company’s changes in foreign currency translation represents the components of other comprehensive (loss) income that are excluded from the reported net loss.

Segment Information

The Company currently operates in two reporting segments: Consumer & Research Services and Therapeutics. The Consumer & Research Services segment consists of revenue and expenses from PGS and Telehealth, as well as research services revenue and expenses from certain collaboration agreements (including the GSK Agreement (as defined below)). The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. Substantially all of the Company’s revenues are derived from the Consumer & Research Services segment. See Note 2, “Summary of Significant Accounting Policies,” for additional information regarding revenue. There are no inter-segment sales.

Certain expenses such as Finance, Legal, Regulatory and Supplier Quality, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM (as defined below). These amounts are included in Unallocated Corporate in the reconciliations below. The chief operating decision-maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM evaluates the performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before net interest expense (income), net other expense (income), changes in fair value of warrant liabilities, income tax benefit, depreciation and amortization of fixed assets, amortization of internal use software, amortization of acquired intangible assets, non-cash stock-based compensation expense, acquisition-related costs, and expenses related to restructuring and other charges, if applicable for the period.

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

The Company’s revenue and Adjusted EBITDA by segment is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Segment Revenue
Consumer and Research Services	$56,891	$55,477	$171,334	$155,290
Therapeutics	—	—	—	48
Total Revenue	$56,891	$55,477	$171,334	$155,338
Segment Adjusted EBITDA
Consumer and Research Services Adjusted EBITDA	$(31,967)	$(2,468)	$(33,232)	$(4,925)
Therapeutics Adjusted EBITDA	(19,916)	(15,051)	(57,046)	(38,886)
Unallocated Corporate	(12,129)	(7,796)	(30,692)	(21,554)
Total Adjusted EBITDA	$(64,012)	$(25,315)	$(120,970)	$(65,365)

Reconciliation of net loss to Adjusted EBITDA
Net Loss	$(89,396)	$(44,645)	$(147,946)	$(116,606)
Adjustments
Interest (income), net	(76)	(53)	(213)	(195)
Other (income) / expense, net	(22)	(445)	(39)	(1,318)
Change in fair value of warrant liabilities	(3,695)	—	(32,989)	—
Income tax benefit	(3,512)	—	(3,512)	—
Depreciation and amortization	4,681	4,833	14,188	15,532
Amortization of acquired intangible assets	2,898	—	2,898	—
Stock-based compensation expense	17,409	14,995	37,473	37,222
Acquisition-related costs (1)	7,701	—	9,170	—
Total Adjusted EBITDA	$(64,012)	$(25,315)	$(120,970)	$(65,365)

(1)
For the three and nine months ended December 31, 2021, acquisition-related costs primarily consisted of advisory, legal and consulting fees related to the acquisition of Lemonaid Health.

Customers accounting for 10% or more of segment revenues were as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021		2020		2021		2020
	(in thousands, except percentages)				(in thousands, except percentages)
Consumer and Research Services Segment Revenue:
Customer C(1)	$9,676	17%	$17,451	31%	$33,123	19%	$31,965	21%
Customer B(2)	$8,069	14%	$8,554	15%	$29,281	17%	$30,221	19%
Therapeutics Segment Revenue:
Customer E(2)	$—	0%	$—	0%	$—	0%	$48	100%

(1)
Customer C revenues are primarily in the United States.
(2)
Customer B revenues are in the United Kingdom and Customer E is in a region other than the United States, United Kingdom, or Canada.

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

Recently Adopted Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflect this election.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities (i.e., deferred revenue) acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. The guidance should be applied prospectively to acquisitions occurring on or after the effective date. The guidance is effective for the Company beginning April 1, 2023, and interim periods therein. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. In November 2021, the Company elected to early adopt ASU 2021-08, and the adoption had no material impact on the condensed consolidated financial statements and related disclosures.

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
3. Recapitalization

As discussed in Note 1, “Organization and Description of Business,” on the Closing Date, VGAC completed the acquisition of 23andMe, Inc. and acquired 100% of 23andMe, Inc.’s shares and 23andMe, Inc. received gross proceeds of $559.7 million, which includes $309.7 million in proceeds from issuance of common stock upon the consummation of the Merger and $250.0 million in proceeds from the PIPE Investment (as defined below). The Company recorded $33.7 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Business Combination. These costs were included in additional paid-in capital on the Company’s condensed consolidated balance sheet. The cash outflows related to these costs were presented as financing activities on the Company’s condensed consolidated statement of cash flows. These deferred offering costs are offset against proceeds upon accounting for the consummation of the Merger. On the Closing Date, each holder of 23andMe, Inc. Class A common stock received approximately 2.293698169 shares of the Company’s Class A common stock, par value $0.0001 per share, and each holder of 23andMe, Inc. Class B common stock received approximately 2.293698169 shares of the Company’s Class B common stock, par value $0.0001 per share. See Note 11, “Redeemable Convertible Preferred Stock” and Note 12, “Common Stock and Warrants,” for additional details of the Company’s stockholders’ equity prior to and subsequent to the Merger.

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

Each public and private warrant of VGAC that was unexercised at the time of the Merger was assumed by the Company and represented the right to purchase one share of the Company’s Class A common stock upon exercise of such warrant.

The Merger was accounted for as a reverse recapitalization with 23andMe, Inc. as the accounting acquirer and VGAC as the acquired company for accounting purposes. 23andMe, Inc. was determined to be the accounting acquirer since 23andMe, Inc.’s stockholders prior to the Merger had the greatest voting interest in the combined entity, 23andMe, Inc.’s stockholders appointed the initial directors of the combined Board of Directors and control future appointments, 23andMe, Inc. comprises all of the ongoing operations, and 23andMe, Inc.’s senior management directs operations of the combined entity. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of 23andMe, Inc. and its wholly owned subsidiary. Net assets were stated at historical cost consistent with the treatment of the transaction as a reverse recapitalization of 23andMe, Inc.

Lock-up and Earn-Out Shares

Pursuant to the Company’s Bylaws, shares of Class A common stock received as consideration in connection with the Merger (or securities convertible into or exchangeable for shares of Class A common stock) could not be sold or otherwise disposed of or hedged by its stockholders for a period of 180 days after the Closing Date (the “Lock-Up Period”). Except with respect to securities subject to the Sponsor Letter Agreement (as defined below) or as otherwise restricted by applicable securities laws or Company policies, following the expiration of the Lock-Up Period on December 14, 2021, the Company’s stockholders were no longer restricted from selling securities held by them.

Pursuant to a Letter Agreement (the “VGAC IPO Letter Agreement”) entered into on October 1, 2020 by and among VGAC, VG Acquisition Sponsor LLC (the “Sponsor”), and the then officers and directors of VGAC (collectively, the “VGAC Insiders”), as amended by a Sponsor Letter Agreement (the “Sponsor Letter Agreement”), dated as of February 4, 2021, by and among 23andMe, Inc., VGAC, the Sponsor, the VGAC Insiders and Credit Suisse Securities (USA) LLC as representative of the several underwriters named in the underwriting agreement with respect to the initial public offering of VGAC (the “Underwriters”), the VGAC Insiders agreed to certain transfer restrictions applicable to 12,713,750 of the Class B ordinary shares of VGAC held by the Sponsor and VGAC Insiders (the “Founder Shares”), which were converted in the Business Combination to a like number of shares of Class A common stock of the Company. Pursuant to the VGAC IPO Letter Agreement, as amended by the Sponsor Letter Agreement, 70% of the Founder Shares cannot be transferred (subject to certain limited exceptions) until the earlier to occur of (i) one year after the Closing Date or (ii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, or other similar transaction that results in all of the stockholders having the right to exchange their ordinary shares for cash, securities, or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after the Business Combination, 70% of the Founder Shares will be released from the lock-up. As of December 31, 2021, the Company did not meet any thresholds for the shares to be released from lock-up. The Founders Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505, Equity (“ASC 505”).

Following the closing of the Merger, 3,814,125 of the Class B ordinary shares of VGAC held by the Sponsor as of the date of the Sponsor Letter Agreement (the “Earn-Out Shares”), which constitute the remaining 30% of the Founder Shares, and were converted in the Business Combination into a like number of shares of the Company’s Class A common stock, are subject to a lock-up of seven years. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of December 31, 2021, the Company did not meet any earn out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505.

PIPE Investment

On February 4, 2021, concurrently with the execution of the Merger Agreement, VGAC entered into subscription agreements with certain investors (the “PIPE Investors”) to which such investors collectively subscribed for an aggregate of 25,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $250.0 million (the “PIPE Investment”). The Anne Wojcicki Foundation, which subscribed for 2,500,000 shares of the Company’s Class A common stock, is affiliated with the Company’s CEO and therefore a related party. The PIPE Investment was consummated concurrently with the closing of the Merger.

4. Acquisitions

The Company accounts for acquisitions using the acquisition method with the purchase price being allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the acquisition date. The purchase price allocation was prepared on a preliminary basis and may be subject to further adjustments as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date.

Lemonaid Health, Inc.

On November 1, 2021, the Company completed the Lemonaid Acquisition and acquired all of the outstanding equity of Lemonaid Health pursuant to the Lemonaid Health Merger Agreement. The purchase price consideration was $424.7 million, which includes the value of 26,825,241 shares of the Company's Class A common stock valued at $314.4 million as of the closing date, the fair value of the pre-combination service portion of stock-based awards that were vested as of the Lemonaid Acquisition of $8.4 million, and cash payment of approximately $101.9 million (of which approximately $13.0 million was placed in escrow to cover a potential purchase price adjustment and to secure the indemnification obligations of the former equity holders of Lemonaid Health).

The purchase price consideration excludes stock consideration of 3,747,027 shares issued by the Company to certain holders that are subject to vesting restrictions tied to continuing employment with the Company, which is recognized as selling, general, and administrative expenses post-acquisition. See Note 13, “Equity Incentive Plans and Stock-Based Compensation” for additional details. The Company also incurred acquisition costs of $9.2 million directly related to the Lemonaid Acquisition, which were recorded within general and administrative expenses on the condensed consolidated statements of operations and comprehensive loss.

The following is a preliminary estimate of the allocation of the consideration transferred to acquired identifiable assets and assumed liabilities, net of cash acquired, in the Lemonaid Acquisition as of November 1, 2021:

Amount
(in thousands)
Cash	$7,711
Prepaid expenses and other current assets	3,388
Property and equipment, net	1,019
Intangible Assets
Customer relationships	14,900
Partnerships	23,200
Trademark	11,000
Developed technology	24,100
Non-compete agreements	2,800
Operating lease right-of-use asset	848
Other assumed assets	407
Accounts payable	(3,106)
Accrued liabilities	(4,218)
Operating lease liability	(971)
Deferred tax liability	(6,645)
Other assumed liabilities	(1,311)
Total acquired identifiable assets and liabilities	73,122
Goodwill	351,598
Total consideration transferred	$424,720

Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The fair value measurements of the identified intangible assets were based primarily on significant unobservable inputs and thus represent a Level 3 measurement as defined in ASC 820. The fair values of the trade name and the developed technology were determined using the relief-from-royalty method under the income approach. This involves forecasting avoided royalties, reducing them by taxes, and discounting the resulting net cash flows to a present value using an appropriate discount rate. Judgment was applied for a number of assumptions in valuing the identified intangible assets, including revenue and cash flow forecasts, survival rates, technology life, royalty rate, obsolescence and discount rate. The fair value of customer relationships were determined using the replacement cost approach. This approach consists of developing an estimate of the current cost of a similar new asset having the nearest equivalent utility to the asset or group of assets being valued and involves the estimation of all the costs incurred and accumulated in the development effort and application of any related obsolescence factors. The fair value of partnerships were determined using the multi-period excess earnings method. This involves forecasting the net earnings expected to be generated by the asset, reducing them by appropriate returns on contributory assets, and then discounting the resulting net cash flows to a present value using an appropriate discount rate. The fair value of the non-compete agreements was determined using the with and without method, a variation of the income approach. The with and without method is based on the difference between cash flows for two different scenarios. For the first scenario, the prospective cash flows for the business are projected assuming the non-compete agreements are in place, and for the second scenario, the prospective cash flows for the business are estimated assuming that the non-compete agreements are not in place.

Amortization expense related to identified intangible assets is recognized on a straight-line basis over the assets’ useful lives of two to seven years. Amortization expense is recognized within cost of revenue for developed technology, sales and marketing expense for customer relationships, partnerships and trademark, and general and administrative expense for non-compete agreements, in the condensed consolidated statements of operations and comprehensive loss. Amortization expense for the three and nine months ended December 31, 2021 was $2.9 million.

The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. The acquired goodwill of $351.6 million is assigned to the Consumer and Research Services segment and represents future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. The goodwill recognized upon acquisition is not expected to be deductible for U.S. or UK income tax purposes.

As a result of the acquisition and due to basis differences created from the accounting for the combination, the Company acquired a net deferred tax liability of $6.6 million. The Company’s deferred tax liabilities are partially offset with 23andMe’s deferred tax assets causing a release of the Company’s income tax valuation allowance. The release resulted in an income tax benefit of $3.5 million. The Company has a remaining foreign deferred tax liability of $3.1 million.

From the closing of the Lemonaid Acquisition date through December 31, 2021, the Company recognized revenue of $7.7 million and net loss of $8.2 million related to Lemonaid Health. The unaudited pro forma financial information in the table below summarizes the combined results of operations for the Company and Lemonaid Health as if the companies had been combined as of April 1, 2020. The unaudited pro forma revenue and net loss is presented for informational purposes only and does not purport to be indicative of the results of future operations or the results that would have occurred had the transaction taken place on April 1, 2020.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Pro forma revenue	$60,755	$62,317	$194,466	$175,493
Pro forma net loss	$(89,064)	$(60,652)	$(179,965)	$(163,101)

The unaudited pro forma financial information includes pro forma adjustments related to the valuation and allocation of the purchase price, primarily amortization of acquired intangible assets, additional stock-based compensation expense related to accelerated vesting of options in connection with the acquisition, additional stock-based compensation expense related to replacement awards issued in connection with the acquisition, amortization of representation and warranty insurance procured in connection with the acquisition, and direct transaction costs reflected in the historical financial statements.

5. Variable Interest Entities

Through the acquisition of Lemonaid Health, Inc. in November 2021, the Company has service agreements with PMCs and Affiliated Pharmacies. In order for customers to obtain a prescription, customers must complete a consultation through the Company’s website or app with an appropriately licensed medical provider from one of the PMCs. A customer will receive an electronic prescription that will be sent to an Affiliated Pharmacy, or a pharmacy of their choice, only if the medical provider believes medical treatment of the customer is safe and appropriate.

The Company provides services pursuant to contracts with the PMCs which employ licensed medical providers to provide telehealth medical services. The PMCs were designed and structured to comply with the relevant laws and regulations governing professional medical practice, which generally prohibit the practice of medicine by lay persons or corporations. To satisfy these regulatory requirements, all of the issued and outstanding equity interests of the PMCs are owned by an appropriately licensed medical professional nominated by the Company (the “Nominee Shareholder”). The Company executes with each PMC a Management Services & Licensing Agreement (“MSA”), which provides for various administrative, technological, and management services to be provided by the Company to the PMCs, licenses certain Company intellectual property to the PMC, and gives the Company rights to impose certain restrictions and conditions of ownership or transfer of the PMC equity by the Nominee Shareholder.

The Company provides all of the necessary capital for the operations of the PMCs through loans to the PMCs. The Company also has exclusive responsibility for the provision of all nonmedical services including operation of all technology platforms used by the PMCs or customers to complete a medical consultation with a Provider, handling all financial transactions and day-to-day operations of each PMC, providing regulatory guidance to the PMCs in establishing telehealth policies and protocols consistent with state and federal law, and making recommendations to the PMCs in establishing the guidelines for employment and compensation of the medical professionals of each PMC. In addition, the MSA provides that the Company has the power and authority to change the Nominee Shareholder upon termination of the MSA, including for convenience upon 180 days prior notice, or other enumerated events, and designate a new Nominee Shareholder, which further constrains the Nominee Shareholder’s rights to returns of the PMC. The Nominee Shareholders, notwithstanding their legal form of ownership of equity interests in the PMCs, have no substantive profit-sharing rights in the PMCs.

The Company has also entered into similar MSAs with the Affiliated Pharmacies. The Affiliated Pharmacies were also designed and structured to comply with relevant laws. The Affiliated Pharmacies are licensed pharmacies primarily responsible for providing prescription fulfillment services to the Company’s customers. The Company provides management and administrative services to the Affiliated Pharmacies comparable to the services it provides to the PMCs, except that the Company is the sole provider of professional staffing services required to operate the Affiliated Pharmacies. Under the terms of the MSAs with the Affiliated Pharmacies, the Nominee Shareholders, notwithstanding their legal form of ownership of equity interests in the Affiliated Pharmacies, have no substantive profit-sharing rights in the Affiliated Pharmacies.

Based upon the provisions of these agreements, the Company determined that the PMCs and Affiliated Pharmacies are VIEs due to the respective equity holders having nominal capital at risk, and the Company has a variable interest in each of the PMCs and Affiliated Pharmacies. The Company consolidated the PMCs and Affiliated Pharmacies under the VIE model since the Company has the power to direct activities that most significantly impact the VIEs economic performance and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIEs. Under the VIE model, the Company presents the results of operations and the financial position of the VIEs as part of the condensed consolidated financial statements of the Company.

Furthermore, as a direct result of the financial support the Company provides to the VIEs (e.g. loans), the interests held by holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the VIEs. Therefore, all income and expenses recognized by the VIEs are allocated to the Company’s stockholders.

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the VIEs after elimination of intercompany transactions were $11.5 million and $10.9 million respectively, as of December 31, 2021.
Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $7.6 million for the three and nine months ended December 31, 2021. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three and nine months ended December 31, 2021.

6. Fair Value Measurements

The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date as of December 31, 2021 and March 31, 2021. There were no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2021 and no other financial instruments in the Level 1, Level 2, or Level 3 categories as of December 31, 2021. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. Refer to Note 4, “Acquisitions” for additional detail.

For the nine months ended December 31, 2021, changes in warrant liabilities were primarily related to Private Placement Warrants and Public Warrants defined and discussed in Note 12, “Common Stock and Warrants.” The Warrants were measured at fair value on a recurring basis.

On November 22, 2021, the Company called the Public Warrants and the Private Placement Warrants for redemption. The Company valued the Private Placement Warrants on the settlement date of exercise, using the fair market value of the Company's Class A common stock multiplied by the number of shares of Class A common stock to be issued per Warrant, which was determined in accordance with the terms of the warrant agreement and based on the redemption date and the volume weighted average price (the “Redemption Fair Market Value”) of the Class A common stock during the ten trading days immediately following the date on which the notice of redemption was sent to holders of Warrants. On a cashless basis exercise, the holder was entitled to receive 0.2516 shares of Class A common stock per Warrant. The Public Warrants were valued using the listed trading price on the relevant settlement date of exercise. Any Warrants not exercised by the redemption date, December 22, 2021, were automatically redeemed by the Company at a price of $0.10 per Warrant. The change in fair value of warrant liabilities was recorded through the date of exercise or redemption within the condensed consolidated statements of operations and comprehensive loss. Since all liability-classified warrants were exercised or redeemed as of December 31, 2021, the associated warrant liabilities were reclassified to additional paid-in capital. As of December 31, 2021, no Warrants were outstanding. Refer to Note 12, “Common Stock and Warrants” for additional detail.

The change in the fair value of warrant liabilities is as follows:

Warrant Liabilities
(in thousands)
Balance at March 31, 2021	$—
Assumption of Private Placement Warrants and Public Warrants	75,415
Redeemed/exercised warrants	(42,426)
Change in fair value of warrant liabilities	(32,989)
Balance at December 31, 2021	$—

As of December 31, 2021, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value. Due to the exercise and redemption of all Public Warrants and Private Placement Warrants during the period, there were no longer any Level 3 Private Placement Warrant liabilities.

7. Collaborations

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

The Company recognized research services revenue related to the GSK Agreement of $8.1 million and $8.6 million during the three months ended December 31, 2021 and 2020, respectively, and $29.3 million and $30.2 million during the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and March 31, 2021, the Company had current deferred revenue related to the GSK Agreement of $26.2 million and $30.1 million, respectively. As of December 31, 2021 and March 31, 2021, there was no noncurrent deferred revenue related to the GSK Agreement. As of December 31, 2021 and March 31, 2021, there were receivables of $0.1 million and nil, respectively, and contract assets recorded in prepaid expenses and other current assets of $0.2 million and nil, respectively, related to the GSK Agreement. Cost-sharing amounts incurred subsequent to the identification of targets, included in research and development expenses, were $6.3 million and $4.2 million, during the three months ended December 31, 2021 and 2020, respectively, and $18.2 million and $10.7 million, during the nine months ended December 31, 2021 and 2020, respectively. Cost-sharing amounts incurred prior to the identification of targets, included in cost of revenue, were $(0.1) million and $0.1 million, during the three months ended December 31, 2021 and 2020, respectively, and $0.2 million and $(0.6) million, during the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and March 31, 2021, the Company had $12.5 million and $11.5 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within accounts payable and accrued expenses and other current liabilities in the condensed consolidated balance sheets.

8. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	March 31,
	2021	2021
	(in thousands)
Computer and software	$10,318	$13,252
Laboratory equipment and software	50,543	48,636
Furniture and office equipment	8,917	8,803
Leasehold improvements	40,435	39,668
Capitalized asset retirement obligations	853	853
Property and equipment, gross	111,066	111,212
Less: accumulated depreciation and amortization	(58,817)	(50,328)
Property and equipment, net	$52,249	$60,884

Depreciation and amortization expense was $3.9 million and $4.3 million for the three months ended December 31, 2021 and 2020, respectively, and $12.3 million and $14.0 million for the nine months ended December 31, 2021 and 2020, respectively.

Internal-use Software, Net

Internal-use software, net consisted of the following:

	December 31,	March 31,
	2021	2021
	(in thousands)
Capitalized internal-use software	$12,799	$9,200
Less: accumulated amortization	(4,389)	(2,311)
Internal-use software, net	$8,410	$6,889

For the three months ended December 31, 2021 and 2020, amortization expense related to internal-use software was $0.8 million and $0.6 million, respectively, including approximately $0.1 million and $0.1 million, respectively, of stock-based compensation expense. For the nine months ended December 31, 2021 and 2020, amortization expense related to internal-use software was $2.1 million and $1.4 million, respectively, including approximately $0.3 million and $0.2 million, respectively, of stock-based compensation expense. Impairment to internal-use software was nil for the three months ended December 31, 2021 and 2020, respectively, and nil and $0.4 million for the nine months ended December 31, 2021 and 2020, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31, 2021
	Weighted Average Remaining Useful Life- Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer Relationships	1.8	$14,900	$(1,242)	$13,658
Partnerships	6.8	23,200	(623)	22,577
Trademark	4.8	11,000	(367)	10,633
Developed Technology	6.8	24,100	(574)	23,526
Non-Compete Agreements	4.8	2,800	(93)	2,707
Patents	6.9	5,500	(143)	5,357
Total intangible assets		$81,500	$(3,042)	$78,458

Amortization expense for intangible assets was $3.0 million for each of the three and nine months ended December 31, 2021. There were no intangible assets as of March 31, 2021.

Estimated future amortization expense of the identified intangible assets as of December 31, 2021, is as follows:

Estimated Amortization
(in thousands)
Fiscal years ending March 31,
Remainder of 2022	$4,552
2023	18,209
2024	15,105
2025	10,759
2026	10,759
Thereafter	19,074
Total estimated future amortization expense	$78,458

Accrued Expense and Other Current Liabilities

Accrued expense and other current liabilities consisted of the following:

	December 31,	March 31,
	2021	2021
	(in thousands)
Accrued payables	$29,108	$19,869
Accrued compensation and benefits	16,394	11,749
Accrued taxes and other	375	166
Other	420	169
Total accrued expenses and other current liabilities	$46,297	$31,953

9. Leases

The Company’s lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods from 2.0 years to 9.6 years. For purposes of calculating lease liabilities, lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise those options.

The Company incurred total lease costs in its consolidated statements of operations of $3.4 million and $3.4 million for the three months ended December 31, 2021 and 2020, respectively, and $10.2 million and $10.2 million for the nine months ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were as follows:

December 31,
2021
(in thousands)
Fiscal years ending March 31,
Remainder of 2022	$1,811
2023	14,947
2024	14,960
2025	14,464
2026	11,105
Thereafter	64,442
Total future operating lease payments	121,729
Less: imputed interest	(34,022)
Total operating lease liabilities	$87,707

10. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties for purchases. As of December 31, 2021, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer totaling $70.2 million.

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

On December 10, 2019, Celmatix Inc. (“Celmatix”) filed a lawsuit in the Supreme Court of the State of New York against the Company (Index No. 657329/2019) asserting claims against the Company for breach of contract and the implied covenant of good faith and fair dealing, and tortious interference with contract and prospective economic advantage, alleging damages that, according to the compliant, plaintiff “believed to be in excess of $100 million.” On February 14, 2020, the Company filed its answer, denying all of the material allegations of the complaint and asserting counterclaims against Celmatix for breach of contract. Celmatix amended its complaint on July 13, 2021, asserting an additional claim against the Company for fraudulent inducement of contract. On July 19, 2021, the Company filed its answer to the amended complaint, denying all of the material allegations and asserting a counterclaim and an additional defense of fraudulent inducement of contract. On October 29, 2021, both parties made motions for partial summary judgment in their favor. Briefing of the parties’ respective motions was completed in December 2021. The Company believes that the claims are without merit and is vigorously defending against the claims and pursuing its counterclaims. The Company is unable to conclude at this time whether any potential loss is probable with respect to any of the claims and cannot estimate any reasonably possible loss or range of loss that may potentially result if the plaintiff ultimately were to prevail with respect to any of the claims that have been asserted.

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

11. Redeemable Convertible Preferred Stock

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

Conversion

Immediately prior to the effective time of the Merger, all series of the redeemable convertible preferred stock of 23andMe, Inc. were converted into shares of Class B common stock of 23andMe, Inc. on a one-for-one basis and then converted to the Company’s Class B common stock at an exchange ratio of 2.293698169, and share amounts are presented as having been converted as of March 31, 2021. As of December 31, 2021, no shares of redeemable convertible preferred stock were outstanding.

12. Common Stock and Warrants

Common Stock

Prior to the Merger, 23andMe, Inc. had three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock. There were no outstanding shares of 23andMe, Inc. Class C common stock. The rights of the holders of 23andMe, Inc. Class A, Class B, and Class C common stock, respectively, were identical, except with respect to (i) electing members of the Board of Directors and (ii) voting rights. The outstanding shares of 23andMe, Inc. Class A and Class B common stock, respectively, are presented on the consolidated balance sheet and on the consolidated statement of equity and stockholders’ equity (deficit) for the year ended March 31, 2021.

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

On June 16, 2021, in connection with the Merger, the Company amended and restated its certificate of incorporation to authorize 1,490,000,000 shares of common stock, of which 1,140,000,000 shares are designated Class A common stock and 350,000,000 shares are designated Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock any time at the option of the holder and is automatically converted into one share of Class A common stock upon transfer (except for certain permitted transfers). Once converted into Class A common stock, the Class B common stock will not be reissued. Additionally, pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.0001 per share (“Preferred Stock”). The Company’s Board of Directors has the authority to issue shares of the Preferred Stock in one or more series and to determine the preferences, privileges, and restrictions, including voting rights, of those shares. As of December 31, 2021, no shares of Preferred Stock were issued and outstanding.

As of December 31, 2021, the Company had authorized 1,140,000,000 and 350,000,000 shares of Class A and Class B common stock, respectively, and the Company had 199,176,879 and 246,970,302 shares of Class A and Class B common stock issued and outstanding, respectively.

Class A Common Stock Warrants

As the accounting acquirer, 23andMe, Inc. is deemed to have assumed 8,113,999 warrants for Class A common stock that were held by the Sponsor at an exercise price of $11.50 (the “Private Placement Warrants”) and 16,951,609 Class A common stock warrants held by VGAC’s shareholders at an exercise price of $11.50 (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). In accordance with the warrant agreement, the Warrants became exercisable on October 6, 2021. Had the Warrants not expired in connection with the Redemption (as defined below), the Warrants would have expired five years after the completion of the Business Combination.

Subsequent to the Merger, the Private Placement Warrants and Public Warrants for shares of Class A common stock met liability classification requirements since the Warrants were required to be settled in cash under a tender offer. In addition, Private Placement Warrants were potentially subject to a different settlement amount as a result of being held by the Sponsor which precludes the Private Placement Warrants from being considered indexed to the entity's own stock. Therefore, the Warrants were classified as liabilities on the condensed consolidated balance sheets.

Public Warrant Terms

The Public Warrants became exercisable into shares of Class A common stock commencing on October 6, 2021.

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $18.00

Once the Warrants became exercisable, the Company had the right to redeem the outstanding Warrants:

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

Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00

Once the Warrants became exercisable, the Company had the right to redeem the outstanding warrants:

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

The numbers in the fee table of the Registration Statement on Form S-1 filed with the SEC by the Company on July 8, 2021 represent the number of shares of Class A common stock that a warrant holder had the right to receive upon exercise in connection with a redemption by the Company pursuant to this redemption feature, based on the “redemption fair market value” of the Class A common stock on the corresponding redemption date (assuming holders elect to exercise their Warrants on a cashless basis prior to redemption), determined based on the volume-weighted average price for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of Warrants, and the number of months that the corresponding redemption date precedes the expiration date of the Warrants, each as set forth in such fee table. The Company provided its warrant holders with the redemption fair market value no later than one business day after the 10-trading-day period described above ended.

No fractional shares were issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would have been entitled to receive a fractional interest in a share, the Company upon exercise rounded down to the nearest whole number the number of shares of Class A common stock that were issued to the warrant holder.

Private Placement Warrants

The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) were not transferable, assignable, or salable until 30 days after the completion of the Business Combination (except, among other limited exceptions, to VGAC’s officers and directors and other persons or entities affiliated with the Sponsor) and they were redeemable by the Company, so long as they are held by the Sponsor, members of the Sponsor, or their permitted transferees under certain specified circumstances. The Sponsor or its permitted transferees had the option to exercise the Private Placement Warrants on a cashless basis. Except as described herein, the Private Placement Warrants had terms and provisions identical to those of the Public Warrants. If the Private Placement Warrants had been held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants would have been redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

Except as described under “—Redemption of Warrants When the Price per Class A common stock Equals or Exceeds $10.00,” if holders of the Private Placement Warrants elected to exercise them on a cashless basis, they would have paid the exercise price by surrendering such Warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the Warrants, multiplied by the excess of the “Sponsor exercise fair market value” of the Class A common stock over the exercise price of the Warrants by (y) the Sponsor exercise fair market value. For these purposes, the “Sponsor exercise fair market value” means the average reported closing price of the shares of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise was sent to the warrant agent.

Warrant Redemption

On November 22, 2021, the Company issued a redemption notice to warrant holders announcing that all Public Warrants and Private Placement Warrants outstanding on December 22, 2021 at 5:00 p.m. New York City Time (the “Redemption Date”) would be redeemed for $0.10 per Warrant, if not earlier exercised on a cash or cashless basis (the “Redemption”). After November 22, 2021 and prior to the Redemption Date, warrant holders were entitled to exercise (i) in cash, at an exercise price of $11.50 per share of Class A common stock or (ii) on a cashless basis in which the exercising holder was entitled to receive 0.2516 shares of Class A common stock per Warrant. Any Warrants not exercised by the Redemption Date were automatically redeemed by the Company at a price of $0.10 per Warrant.

In connection with the Redemption, approximately 23,901,466 Warrants were exercised, representing approximately 95% of the outstanding Warrants, and 6,016,327 shares of Class A common stock were issued upon exercise of such Warrants. Total cash proceeds generated from exercises of the Warrants were immaterial, and the Company made an immaterial redemption payment to the holders of the 1,164,142 redeemed Warrants. Following the Redemption Date, the Public Warrants stopped trading on Nasdaq and were delisted. No Warrants were outstanding as of December 31, 2021.

The change in fair value of warrant liabilities was recorded through the date of exercise or redemption within the condensed consolidated statements of operations and comprehensive loss. Additionally, the fair value of the warrant liability of $42.4 million was reclassified to additional paid-in capital.

Acquisitions

As part of the Lemonaid Acquisition, the Company issued 26,825,241 shares of Class A common stock and an additional 3,747,027 shares of Class A common stock that are subject to vesting. The shares subject to vesting are considered stock-based compensation as outlined in Note 13, “Equity Incentive Plans and Stock-Based Compensation.”

Reserve for Issuance

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	December 31,	March 31,
	2021	2021
Redeemable convertible preferred stock	—	209,181,855
Outstanding stock options	66,252,927	67,377,463
Outstanding restricted stock units	9,701,083	—
Remaining shares available for future issuance under 2006 Equity Incentive Plan	—	2,259,758
Remaining shares available for future issuance under 2021 Equity Incentive Plan	60,360,295	—
Total shares of common stock reserved	136,314,305	278,819,076

13. Equity Incentive Plans and Stock-Based Compensation

Equity Incentive Plans

In 2006, 23andMe, Inc. established its 2006 Equity Incentive Plan, as amended (the “2006 Plan”), which provides for the grant of stock options and restricted stock to its employees, directors, officers, and consultants. The 2006 Plan allows for time-based or performance-based vesting for the awards. The 2006 Plan has been amended and restated at various times since its adoption. As of December 31, 2021, there have been no performance-based awards granted under the 2006 Plan.

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

The 2021 Plan authorizes the issuance or transfer of up to 136,000,000 shares of Class A common stock. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting in 2022, in an amount equal to (i) 22,839,019 shares of Class A common stock, (ii) 3.0% of the aggregate number of shares of Class A common stock and Class B common stock outstanding, or (iii) a lesser number of shares determined by the Company’s Board of Directors prior to the applicable January 1. In November 2021, in connection with the Lemonaid Acquisition, the Company registered an additional 2,990,386 shares of Class A common stock issuable under the 2021 Plan, which represent shares of Class A common stock issuable in exchange for outstanding options initially granted under Lemonaid Health’s 2014 Equity Incentive Plan, as amended.

Options under the 2021 Plan have a contractual life of up to ten years. The exercise price of a stock option shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. For Incentive Stock Options (“ISO”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”), the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant as determined by the Board of Directors. The Company’s options generally vest over four years. Under the 2021 Plan, stock option awards entitle the holder to receive one share of Class A common stock for every option exercised.

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

Stock Option Activity

Stock option activity and activity regarding shares available for grant under the 2021 Plan is as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, years, and per share data)
Balance as of March 31, 2021	29,375,026	$9.37	7.1	$403,498
Recapitalization	38,002,437	$(5.28)
Balance as of March 31, 2021	67,377,463	$4.09
Granted	4,798,281	$4.69
Exercised	(3,945,200)	$3.49
Cancelled/Forfeited/Expired	(1,977,617)	$4.80
Balance as of December 31, 2021	66,252,927	$4.14	6.5	$175,006
Vested and exercisable as of December 31, 2021	42,160,416	$3.68	5.7	$125,733

The weighted average grant-date fair value of options granted for the nine months ended December 31, 2021 and 2020 was $9.64 and $2.93 per share, respectively. The intrinsic value of vested options exercised for the nine months ended December 31, 2021 and 2020 was $19.2 million and $7.8 million, respectively. As of December 31, 2021, unrecognized stock-based compensation cost related to unvested stock options was $90.2 million, which is expected to be recognized over a weighted-average period of 2.4 years. Due to a full valuation allowance on deferred tax assets, the Company did not recognize any tax benefit from stock option exercises for the three and nine months ended December 31, 2021 and 2020.

The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021		2020		2021		2020
	Min	Max	Min	Max	Min	Max	Min	Max
Expected term (years)	3.3	6.1	6.0	6.0	3.3	6.1	6.0	6.1
Expected volatility	72%	72%	65%	65%	72%	73%	65%	68%
Risk-free interest rate	1.2%	1.4%	0.4%	0.4%	1.0%	1.4%	0.3%	0.5%
Expected dividend yield	—	—	—	—	—	—	—	—

Restricted Stock Units

Under the 2006 Plan and 2021 Plan, restricted stock units (“RSUs”) may be granted to employees, non-employee directors and consultants. The RSUs vest ratably over a period ranging from one to four years and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

The following table summarizes the RSU activity under the equity incentive plans and related information:

	RSUs
	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2021	—	—
Granted	9,828,944	$10.91
Vested	—	—
Cancelled/forfeited	(127,861)	$10.55
Balance as of December 31, 2021	9,701,083	$10.92
Expected to vest, December 31, 2021	9,701,083	$10.92

As of December 31, 2021, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $97.6 million, which is expected to be recognized over a weighted-average period of 3.6 years.

Stock Subject to Vesting

In November 2021, the Company granted 3,747,027 shares of Class A common stock subject to vesting with an aggregate grant date fair value of $43.9 million in connection with the acquisition of Lemonaid Health. Vesting of the shares is contingent on each recipient’s continued employment, both of whom are part of the management team within the General and Administrative department. Accordingly, the Company has recognized stock-based compensation expense related to these awards of $1.8 million for the three and nine months ended December 31, 2021 within general and administrative expenses. The expense will be recognized over a four-year vesting period with quarterly vesting and no cliff. Unrecognized stock-based compensation expense of $42.1 million will be recognized over a weighted average period of 3.8 years.

Employee Stock Purchase Plan

On June 10, 2021, at the VGAC Shareholder Meeting, the shareholders of VGAC approved the 23andMe Holding Co. Employee Stock Purchase Plan (the “ESPP”). A total of 11,420,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. The number of shares of the Company’s Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023, by the lesser of (i) an amount equal to one percent (1.0%) of the total number of shares of Class A and Class B common stock outstanding as of the last day of the immediately preceding December 31st, (ii) 5,000,000 shares, or (iii) a lesser number of shares as determined by the Board of Directors in its discretion.

Generally, all regular employees, including executive officers, employed by the Company, except for those holding five percent or more of the total combined voting power or value of all classes of the Company’s stock, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings (as defined in the ESPP) for the purchase of the Company’s Class A common stock under the ESPP. Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is at least the lesser of (i) 85% of the fair market value of a share of the Company’s Class A common stock on the first date of an offering, or (ii) 85% of the fair market value of a share of the Company’s Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of the Company’s Class A common stock based on the fair market value per share of the Company’s Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding. As of December 31, 2021, no shares of the Company’s Class A common stock have been purchased under the ESPP.

Stock-Based Compensation

The total share-based compensation expense related to stock options and RSUs by line item in the accompanying unaudited condensed consolidated statements of operations is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$1,098	$236	$2,841	$596
Research and development	7,697	6,774	18,754	15,460
Sales and marketing	1,178	1,149	2,941	3,017
General and administrative	7,436	6,836	12,937	16,423
Total stock-based compensation expense	$17,409	$14,995	$37,473	$35,496

Early Exercise of Common Stock Options

The 2006 Plan allows for option awards that include the right to early exercise options for shares of common stock. For the options granted to the CEO (who is a related party), the Company’s Board of Directors authorized the CEO to exercise unvested options to purchase shares of common stock. Under the terms of the 2006 Plan, any shares issued as a result of the CEO’s early exercise are subject to repurchase, at the option of the Company, at the original issuance price in the event of the CEO’s termination of service as a Service Provider (as defined in the 2006 Plan) for any reason, until the options would have been fully vested. In August 2020, the CEO was granted options for 3,000,000 shares, which were eligible for early exercise. In September 2020, the CEO exercised all 3,000,000 unvested stock options. The cash proceeds received for such exercise were $34.7 million.

14. Income Taxes

The Company computes provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of changes in the Company’s valuation allowance against its deferred tax assets.

A deferred income tax benefit of $3.5 million was recognized for the three and nine months ended December 31, 2021 related to the partial release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Lemonaid Health acquisition (see Note 4, “Acquisitions”). Accordingly, this benefit from income taxes is reflected on the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2021. The Company continues to maintain a full valuation allowance on the remaining net deferred tax assets of the U.S. entities as it is more likely than not that the Company will not realize the deferred tax assets. For the three and nine months ended December 31, 2020, the Company recognized no provision for income taxes. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and the UK. The Company is not currently under examination by income tax authorities in federal, state, or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits.

15. Net Loss Per Share Attributable to Common Stockholders

The Company uses the two-class method to calculate net loss per share.

Prior to the Merger and prior to effecting the recapitalization, the net loss attributable to common stockholders was allocated based on the contractual participation rights of the 23andMe, Inc. Class A and 23andMe, Inc. Class B common stock. As the liquidation and dividend rights of 23andMe, Inc. Class A and 23andMe, Inc. Class B common stock are identical, the net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for 23andMe, Inc. Class A and 23andMe, Inc. Class B common stock under the two-class method. Earnings per share calculations for all periods prior to the Merger have been retrospectively restated to the equivalent number of shares reflecting the exchange ratio established in the reverse capitalization. Shares issued on early exercise, or issued but subject to vesting, are not included within weighted average shares outstanding for the period.

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

No dividends were declared or paid for the three and nine months ended December 31, 2021 and 2020.

The diluted net loss per share attributable to common stockholders is calculated by giving effect to all potentially dilutive common stock equivalents during the period. The Company’s redeemable convertible preferred stock, stock options, early exercised stock options, restricted stock units, and restricted stock awards subject to vesting are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Net loss attributable to common stockholders is equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021		2020		2021		2020
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)				(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(25,829)	$(63,567)	$(9,315)	$(35,330)	$(36,672)	$(111,274)	$(24,537)	$(92,069)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	123,255,556	303,335,555	20,232,652	76,742,223	82,912,004	251,579,901	20,030,414	75,154,757

Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.21)	$(0.46)	$(0.46)	$(0.44)	$(0.44)	$(1.23)	$(1.23)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows:

	As of December 31,
	2021		2020
	Class A	Class B	Class A	Class B
Redeemable convertible preferred stock	—	—	—	209,181,553
Outstanding stock options	66,252,927	—	17,657,235	63,496,772
Issuance of common stock upon early exercise of options (unvested)	—	—	—	12,653,568
Restricted stock units	9,701,083	—	—	—
Shares subject to vesting	3,747,027	—	—	—
Total	79,701,037	—	17,657,235	285,331,893

16. Related Party Transactions

As described in Note 7, “Collaborations,” in July 2018, the Company and GSK entered into the GSK Agreement, and there were transactions with GSK during the three and nine months ended December 31, 2021 and 2020. At the time the GSK Agreement was entered into, GSK also purchased 17,291,066 shares of Series F-1 redeemable convertible preferred stock of 23andMe, Inc. These shares were converted into a like number of shares of 23andMe, Inc. Class B common stock immediately prior to the Merger and were exchanged pursuant to the Share Conversion Ratio into shares of the Company’s Class B common stock in the Business Combination. GSK has a greater than 10% voting interest in the Company as of December 31, 2021 and March 31, 2021.

As described in Note 3, “Recapitalization,” in February 2021, concurrently with the execution of the Merger Agreement, VGAC entered into subscription agreements with certain investors to which such investors collectively subscribed for an aggregate of 25,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $250.0 million. The Anne Wojcicki Foundation, which subscribed for 2,500,000 shares of the Company’s Class A common stock, is affiliated with the Company’s CEO and therefore a related party.

17. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through February 11, 2022, the date at which the condensed consolidated financial statements were available to be issued.

GSK Collaboration

On January 18, 2022, GSK elected to exercise its option to extend the exclusive target discovery period of the ongoing collaboration with the Company for an additional year to July 2023. The Company will receive a one-time payment of $50.0 million to extend the period. In addition, the Company elected to take a royalty option on its joint immuno-oncology antibody collaboration program with GSK targeting CD96 (GSK6097608, a.k.a. GSK’608). GSK will be solely responsible for GSK’608’s subsequent development in later-stage clinical trials, including full development costs moving forward.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Current Report on Form 8-K filed with the SEC on June 21, 2021, including the audited consolidated financial statements of 23andMe, Inc. as of March 31, 2021 and 2020 filed as Exhibit 99.1 thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein, as well as the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the section titled “Risk Factors” of this Form 10-Q, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “we,” “us,” and “our” refer to 23andMe Holding Co., a Delaware corporation formerly known as VG Acquisition Corp. and its consolidated subsidiary. References to VG Acquisition Corp. or “VGAC” refer to the Company prior to the consummation of the Business Combination.

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

As discussed in greater detail below, we completed our acquisition of Lemonaid Health, Inc. (“Lemonaid Health”) on November 1, 2021. Lemonaid Health, an on-demand platform for accessing medical care and pharmacy services online, offers telemedicine, lab, and pharmacy services to patients in all 50 states, the District of Columbia, and the United Kingdom. We believe that the addition of Lemonaid Health's telehealth services to our consumer business will enable us to bring better healthcare to individuals in an affordable and accessible way and offer personalized healthcare, based on a patient’s wellness, choices, and genetics.

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

Our second most advanced program, 23ME-00610 (formerly “P006”), is an antibody that blocks the suppression of T-cells by tumors and reactivates their immune response. 23ME-00610 is wholly owned by the Company, and this program entered Phase 1 clinical trials in January 2022. Following the expiration of the GSK Agreement, we will have the opportunity to collaborate with, or out-license other wholly owned programs to third parties or to develop them independently.

We operate in two reporting segments: Consumer & Research Services and Therapeutics. The Consumer & Research Services segment consists of our PGS and Telehealth business, as well as research services that we perform under agreements with third parties, including the GSK Agreement, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. For the three and nine months ended December 31, 2021, substantially all our revenues were derived from our Consumer & Research Services segment.

The table below reflects our revenue for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Consumer & Research Services Revenue	$56,891	$55,477	$1,414	3%	$171,334	$155,290	$16,044	10%
Therapeutics Revenue	—	—	—	0%	—	48	(48)	(100%)
Total Revenue	$56,891	$55,477	$1,414	3%	$171,334	$155,338	$15,996	10%

The table below reflects our two segments’ Adjusted EBITDA (as defined below) for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Consumer & Research Services
Adjusted EBITDA*	$(31,967)	$(2,468)	$(29,499)	1195%	$(33,232)	$(4,925)	$(28,307)	575%
Therapeutics
Adjusted EBITDA*	$(19,916)	$(15,051)	$(4,865)	32%	$(57,046)	$(38,886)	$(18,160)	47%

* Adjusted EBITDA is the measure of segment profitability reported to our Chief Executive Officer (“CEO”), who is our chief operating decision-maker (“CODM”). We define Adjusted EBITDA as net income before net interest expense (income), net other expense (income), changes in fair value of warrant liabilities, income tax benefit, depreciation and amortization of fixed assets, amortization of internal use software, amortization of acquired intangible assets, non-cash stock-based compensation expense, acquisition-related costs, and expenses related to other charges, if applicable, for the period. See “—Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net loss.

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

Acquisition of Lemonaid Health, Inc.

On November 1, 2021, we completed our acquisition of Lemonaid Health (the “Lemonaid Acquisition”), pursuant to that certain Agreement and Plan of Merger and Reorganization (the “Lemonaid Health Merger Agreement”), dated as of October 21, 2021, by and among 23andMe, Life Merger Sub One, Inc., Life Merger Sub Two, Inc., Lemonaid Health, and Fortis Advisors LLC, in its capacity as representative of the Indemnifying Parties (as defined in the Lemonaid Health Merger Agreement). The purchase price consideration was $424.7 million, which includes the value of 26,825,241 shares of the Company's Class A common stock valued at $314.4 million as of the closing date, the fair value of the pre-combination service portion of stock-based awards that were vested as of the Lemonaid Acquisition of $8.4 million, and cash payment of approximately $101.9 million (of which approximately $13.0 million was placed in escrow to cover a potential purchase price adjustment and to secure the indemnification obligations of the former equity holders of Lemonaid Health). The foregoing stock consideration excludes 3,747,027 shares issued by the Company as merger consideration to certain holders that are subject to vesting restrictions tied to continuing employment with the Company, as well as the shares issuable upon exercise of outstanding unvested stock option awards previously issued by Lemonaid Health that were converted into unvested options of equivalent value to acquire shares of the Company’s Class A common stock under the 23andMe Holding Co. 2021 Incentive Equity Plan.

Warrant Redemption

On November 22, 2021, the Company issued a redemption notice to warrant holders announcing that all Public Warrants and Private Placement Warrants outstanding on December 22, 2021 at 5:00 p.m. New York City Time (the “Redemption Date”) would be redeemed for $0.10 per Warrant, if not earlier exercised on a cash or cashless basis (the “Redemption”). After November 22, 2021 and prior to the Redemption Date, warrant holders were entitled to exercise (i) in cash, at an exercise price of $11.50 per share of Class A common stock or (ii) on a cashless basis in which the exercising holder was entitled to receive 0.2516 shares of Class A common stock per Warrant. Any Warrants not exercised by the Redemption Date were automatically redeemed by the Company at a price of $0.10 per Warrant. In connection with the Redemption, approximately 23,901,466 Warrants were exercised, representing approximately 95% of the outstanding Warrants, and 6,016,327 shares of Class A common stock were issued upon exercise of the Warrants. Total cash proceeds generated from exercises of the Warrants were immaterial, and the Company made an immaterial redemption payment to the holders of the 1,164,142 redeemed Warrants. Following the Redemption Date, the Public Warrants stopped trading on Nasdaq and were delisted. No Warrants were outstanding as of December 31, 2021. Additionally, the fair value of the warrant liability of $42.4 million was reclassified to additional paid-in capital.

COVID-19 Impact

We are continuing to closely monitor the impact of the COVID-19 pandemic in all aspects of our business. We rely entirely on third-party vendors in our PGS and Telehealth supply chain, including our PGS kit and array manufacturers, order fulfillment vendor, our DNA-processing lab vendor, and drug suppliers for our pharmacy business. These vendors have independent responses to managing the effect of the COVID-19 pandemic, and we have not experienced any significant disruptions in our ability to fulfill and process PGS or Telehealth orders to date. If we experience delays or other challenges in obtaining supplies necessary for the production, fulfillment, or distribution of the products or services we offer, it could negatively affect our ability to satisfy our obligations to customers and maintain our operations in a cost-efficient manner and have a material adverse effect on our business.

With respect to our telehealth services, the COVID-19 pandemic has increased awareness, acceptance, and usage of virtual medical care and pharmacy services, resulting in greater consumer trial and use of telehealth. While we believe that these trends present significant opportunities for our telehealth services, it is uncertain whether the increase in demand caused by COVID-19 will continue.

In our Therapeutics segment, the advancement of our programs requires our scientists to have physical access to our laboratory facilities on a continuing basis, and we have implemented health and safety protocols and procedures to keep our laboratory facilities operating during the COVID-19 pandemic. In addition, despite the introduction and continued administration of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Omicron, Delta, and other variants and other areas that may affect our business operations. Despite our mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business, which are described in more detail in “Risk Factors” in Part II, Item 1A of this Form 10-Q. The duration of the COVID-19 pandemic and the impact of the efforts being made to contain it or to flatten the spread of the disease cannot be predicted with any accuracy, and this uncertainty could have a material impact on our financial results for the foreseeable future.

We have taken other measures in response to the ongoing COVID-19 pandemic, including closing our offices and implementing a work-from-home policy for most of our workforce, and amplifying monitoring of our inventory levels and supply chain. Notwithstanding these measures, the spread of COVID-19 has at certain times impacted our staffing and attendance in our laboratory facilities. We may take further actions that alter our business operations that we determine are in the best interests of our employees, customers, and stockholders or as may be required by federal, state, or local authorities.

To help our customers and others during the ongoing pandemic, we created an online COVID-19 Information Center, which contains data from the U.S. Centers for Disease Control and our own COVID-19 research study that evaluated genetic differences in both susceptibility and severity of the disease. The site includes data from both sources, offers people a place to learn more about the virus, and highlights conditions that carry added risks.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and included (or incorporated by reference) in the section of this Form 10-Q titled “Risk Factors.”

New Customer Acquisition

PGS. Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by, and in the future will continue to be affected by, the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 67% and 79% of our total revenues for the three months ended December 31, 2021 and 2020, respectively, and approximately 76% and 77% of our total revenues for the nine months ended December 31, 2021 and 2020, respectively. In addition, kit sales are a source of subscribers to our new subscription service. We expect kit sales and our new subscription service to grow as we increase awareness of our current and new offerings in existing markets, expand into new ones, and enhance our subscription service with new features.

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

Telehealth. Our ability to attract new patients and members is a key factor for the future growth of our Telehealth business. Revenue from our Telehealth business represented approximately 13% and 4% of our total revenues for the three and nine months ended December 31, 2021. Telehealth awareness, acceptance, and usage has been positively impacted by the COVID-19 pandemic, leading to increased consumer acceptance of virtual care. While we anticipate continued growth, there are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, and competition is intense.

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

We have one therapeutic product candidate, CD96, our joint immuno-oncology antibody program with GSK, in clinical development, for which we have elected to take a royalty option. Our wholly-owned immuno-oncology antibody, 23ME-00610 (formerly “P006”), entered Phase 1 clinical trials in January 2022. Additional programs are in research or preclinical stages of development. We have incurred, and will continue to incur, significant research and development costs for preclinical studies and clinical trials. We expect that our research and development expenses will continue to constitute a significant portion of our expenses in future periods.

Collaborations

Substantially all of our research services revenues are generated from the GSK Agreement. In January 2022, GSK elected to exercise its option to extend the exclusive target discovery period of the ongoing collaboration with the Company for an additional year ending in July 2023. Additionally, all of our Therapeutics revenue for the three and nine months ended December 31, 2021 and 2020 were derived from our agreement with Almirall, S.A.

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

Expansion into New Categories

We launched our 23andMe+ subscription service in October 2020, and through our acquisition of Lemonaid Health, we began providing telehealth services in November 2021. We expect to expand into new categories and innovative healthcare models with the goal of driving future growth. Those opportunities include product enhancements, such as our proprietary polygenic risk scores, new product offerings aimed at extending our personalized and customer-centric philosophy to primary healthcare, and potential additional acquisitions of other consumer-oriented healthcare businesses. Such expansion would allow us to increase the number of engaged customers who purchase or subscribe for additional products and services.

Success of our subscription service will depend upon our ability to acquire and retain subscribing customers over an extended period. Retention of customers will be based on the perceived value of the premium content and features they receive. If we are unable to provide sufficiently compelling new content and features, subscribers may not renew.

Similarly, the success of our Telehealth business is dependent on our ability to attract and retain patients and members. Category expansion allows us to increase the number of patients to whom we can provide products and services; it also allows us to offer access to treatment of additional conditions that may already affect our current patients. Expanding into new categories will require financial investments in additional headcount, marketing and customer acquisition expenses, additional operational capabilities, and may require the purchase of new inventory. If we are unable to generate sufficient demand in new categories, we may not recover the financial investments we make into new categories and revenue may not increase in the future.

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

We expect to continue investing in our business to capitalize on market opportunities and the long-term growth of our company. We intend to make significant investments in therapeutics research and development efforts and in marketing to acquire new customers and drive brand awareness, and also expect to incur software development costs as we work to enhance our existing products, expand the depth of our subscription service, and design new offerings, including additional primary care offerings. In addition, we expect to incur additional expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter depending, for example, on when significant hiring takes place, and as we focus on building out different aspects of our business.

Basis of Presentation

The consolidated financial statements and accompanying notes of the Company included elsewhere in this Form 10-Q include the accounts of 23andMe Holding Co. and its consolidated subsidiaries and variable interest entities and were prepared in accordance with GAAP. As 23andMe, Inc. is considered the Company’s accounting predecessor, all historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of 23andMe, Inc. and its wholly owned subsidiary. Certain prior period amounts within the “Results of Operations” section have been reclassified in order to conform with the current year presentation of separately reported research and development expenses and sales and marketing expenses.

As discussed above, we operate in two reporting segments: Consumer & Research Services and Therapeutics. The Consumer & Research Services segment consists of our PGS and Telehealth business, as well as research services that we perform under agreements with third parties, including the GSK Agreement, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. Substantially all our revenues are derived from our Consumer & Research Services segment.

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe the following metrics are useful in evaluating our business:

•
PGS Customers. When we refer to our “Customers,” this means individuals who have registered a kit on our website. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming subscribers to our new 23andMe+ subscription service, especially if they consent to participate in our research. We had approximately 12.2 million Customers as of December 31, 2021 and 11.3 million Customers as of March 31, 2021.
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

Our consolidated revenue is composed primarily of sales of PGS kits to customers and telehealth services which include online medical visits, pharmacy services, and memberships, as well as revenues from target discovery activities as part of our research collaborations through our Consumer & Research Services segment. Additionally, revenue is generated through our collaboration agreements in our Therapeutics segment primarily as a result of the out-licensing of intellectual property to collaboration partners.

See Note 2 to our accompanying unaudited condensed consolidated financial statements for a more detailed discussion of our revenue recognition policy.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue for PGS primarily consists of cost of raw materials, lab processing fees, personnel-related expenses, including salaries, benefits, and stock-based compensation, shipping and handling, and allocated overhead. Cost of revenue for Telehealth primarily consists of personnel-related expenses that we incur for medical services, prescription drug costs, packaging and shipping, and amortization of intangible assets. Cost of revenue for research services primarily consists of personnel-related expenses, including salaries, benefits, and stock-based compensation, and allocated overhead. We expect cost of revenue to increase in the foreseeable future in absolute dollars but gradually decrease as a percentage of revenue over the long term.

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the volume of PGS kit sales recognized, the prices we charge for our PGS products and research services, the prices we charge for telehealth services (medical visits, pharmacy services, and memberships), the fees we incur for lab processing PGS kits, the costs we incur for medical services and prescription drug costs, and revenues from our collaboration agreements. We expect our Consumer & Research Services gross margin to increase over the long term as subscription revenues become a higher percentage of revenue mix, although our gross margin may fluctuate from period to period. Substantially all our research services revenue is currently derived from the GSK Agreement. If we are unable to add new research services agreements, our research services revenue may decline substantially following the expiration of the GSK Agreement.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of advertising costs, personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our sales and marketing personnel, amortization of intangible assets, and outside services. Outside services are primarily related to sales consultants that support sales of PGS kits.

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

General and Administrative Expenses

General and administrative expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with corporate management, including our CEO office, finance, legal, compliance, regulatory, and other administrative personnel. In addition, general and administrative expenses include professional fees for external legal, accounting, and other consulting services, as well as credit card processing fees related to PGS kit sales and telehealth services.

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

Other (Expense) Income, Net

Other (expense) income, net includes interest income, change in fair value of warrants liabilities, effects of changes in foreign currency exchange rates, and other (expense) income, net. Interest income consists of interest income earned on our cash deposits. Other (expense) income, net primarily consists of other non-operating income and expenditures.

Benefit for Income Taxes

The income tax benefit primarily consists of a partial release in valuation allowance. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations

Comparisons for Three and Nine Months ended December 31, 2021 and 2020

The following table sets forth our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2021 and 2020, and the dollar and percentage change between the two periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$56,891	$55,477	$1,414	3%	$171,334	$155,338	$15,996	10%
Cost of revenue(1)	29,628	30,089	(461)	(2%)	85,446	82,861	2,585	3%
Gross profit	27,263	25,388	1,875	7%	85,888	72,477	13,411	19%
Operating expenses:
Research and development(1)	50,298	41,684	8,614	21%	139,053	114,260	24,793	22%
Sales and marketing(1)	41,979	12,258	29,721	242%	70,987	31,242	39,745	127%
General and administrative(1)	31,687	16,589	15,098	91%	60,547	45,094	15,453	34%
Total operating expenses	123,964	70,531	53,433	76%	270,587	190,596	79,991	42%
Loss from operations	(96,701)	(45,143)	(51,558)	114%	(184,699)	(118,119)	(66,580)	56%
Other (expense) income:
Interest income	76	53	23	43%	213	195	18	9%
Change in fair value of warrant liabilities	3,695	—	3,695	100%	32,989	—	32,989	100%
Other (expense) income, net	22	445	(423)	(95%)	39	1,318	(1,279)	(97%)
Loss before benefit for income taxes	(92,908)	(44,645)	(48,263)	108%	(151,458)	(116,606)	(34,852)	30%
Benefit for income taxes	3,512	-	3,512	100%	3,512	-	3,512	100%
Net loss	(89,396)	(44,645)	(44,751)	100%	(147,946)	(116,606)	(31,340)	27%

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Cost of revenue	$1,098	$236	$2,841	$596
Research and development	7,697	6,774	18,754	15,460
Sales and marketing	1,178	1,149	2,941	3,017
General and administrative	7,436	6,836	12,937	16,423
Total stock-based compensation expense	$17,409	$14,995	$37,473	$35,496

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(as a % of total revenue)		(as a % of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	52%	54%	50%	53%
Gross margin	48%	46%	50%	47%
Operating expenses:
Research and development	88%	75%	81%	74%
Sales and marketing	74%	22%	42%	20%
General and administrative	56%	30%	35%	29%
Total operating expenses	218%	127%	158%	123%
Loss from operations	(170%)	(81%)	(108%)	(76%)
Other (expense) income:
Interest income	0%	0%	0%	0%
Change in fair value of warrant liabilities	7%	0%	20%	0%
Other (expense) income, net	0%	1%	0%	1%
Loss before benefit for income taxes	(163%)	(80%)	(88%)	(75%)
Benefit for income taxes	6%	0%	2%	0%
Net loss	(157%)	(80%)	(86%)	(75%)

Revenue

Total revenue increased by $1.4 million, or 3%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. The increase was due primarily to an increase in consumer services revenue of $7.7 million attributable to telehealth services from the Lemonaid Acquisition, as well as $1.6 million in subscription services revenue, offset by a decrease of $7.4 million driven mainly by lower PGS kit sales volume, primarily due to the shift in Amazon Prime Day, which occurred in the second quarter of fiscal year 2022 as compared to the third quarter of fiscal year 2021. This increase in consumer services revenue was partially offset by a $0.5 million decrease in research services revenue due primarily to the completion of certain research projects.

Total revenue increased by $16.0 million, or 10%, for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. The increase was due primarily to an increase in consumer services revenue of $19.0 million, driven mainly by the Lemonaid Acquisition, which resulted in $7.7 million in telehealth services, and higher PGS kit sales volume, which resulted from increased marketing spending and growth in consumer demand, as well as $4.3 million in subscription services revenue following our launch of the subscription offering in October 2020. This increase in consumer services revenue was partially offset by a $3.0 million decrease in research services and therapeutics revenues due to the completion of certain research projects, as well as a reduction in the number of hours spent by our personnel on target discovery activities during the period under the GSK Agreement.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue decreased by $0.5 million, or 2%, for the three months ended December 31, 2021, compared to the three months ended December 31, 2020. Cost of revenue for consumer services decreased by $0.9 million, driven mainly by a $6.1 million decrease related to lower PGS kit sales volume, partially offset by a $5.2 million increase related to telehealth services primarily for personnel-related expenses. Cost of revenue for research services increased by $0.4 million due primarily to an increase in costs associated with drug target discovery activities under the GSK collaboration.

Total cost of revenue increased by $2.6 million, or 3%, for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. The increase in cost of revenue was due primarily to a $2.2 million increase in costs associated with drug target discovery activities under the GSK collaboration and other research projects and a $0.4 million increase in costs related to consumer services revenue, driven mainly by the addition of $5.2 million in costs associated with telehealth services from the Lemonaid Acquisition, primarily for personnel-related expenses, partially offset by a decrease of $4.8 million related to PGS kit sales mainly due to lower lab processing and overhead costs.

Our gross profit increased by $1.9 million, or 7%, to $27.3 million for the three months ended December 31, 2021 from $25.4 million for the three months ended December 31, 2020. The increase in gross profit was primarily due to the increase in consumer services revenue mainly from telehealth services and subscription revenue, partially offset by lower PGS kit sales volume and a decrease in research services revenue.

Our gross profit increased by $13.4 million, or 19%, to $85.9 million for the nine months ended December 31, 2021 from $72.5 million for the nine months ended December 31, 2020. The increase in gross profit was primarily due to the increase in consumer services revenue from higher PGS kit sales volume, subscriptions, and telehealth services, as well as lower lab processing costs, partially offset by a decrease in research services revenue.

Our gross margin improved year over year, from 46% for the three months ended December 31, 2020 to 48% for the three months ended December 31, 2021, due to increased revenue from subscription services, which generates a higher gross margin than our PGS kit sales, and lower costs in lab processing, and slightly offset by telehealth services margin.

Our gross margin improved year over year, from 47% for the nine months ended December 31, 2020 to 50% for the nine months ended December 31, 2021, due to operating efficiencies and lower costs in lab processing and increased revenue from subscription services, which generates a higher gross margin than our PGS kit sales, slightly offset by telehealth services margin.

Research and Development Expenses

The following table sets forth our research and development expenses for the three and nine months ended December 31, 2021 and 2020, and the dollar and percentage change between the two periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Personnel-related expenses	$24,721	$20,184	$4,537	22%	$64,724	$54,640	$10,084	18%
Lab-related research services	9,914	8,154	1,760	22%	31,412	20,990	10,422	50%
Depreciation, equipment and supplies	2,145	2,520	(375)	(15%)	6,809	8,463	(1,654)	(20%)
Facilities, other overhead allocation, and other	13,518	10,826	2,692	25%	36,108	30,167	5,941	20%
Total research and development expenses	$50,298	$41,684	$8,614	21%	$139,053	$114,260	$24,793	22%

Research and development expenses for the three months ended December 31, 2021 was $50.3 million, compared to $41.7 million for three months ended December 31, 2020. This increase of $8.6 million, or 21%, is primarily attributable to the increase in personnel-related expenses of $4.5 million, due to growth in headcount and stock-based compensation for new equity awards granted. Lab-related research services related to funding for our programs with GSK and to advancing our Therapeutics portfolio increased by $1.8 million. In addition, facilities, other overhead allocation, and other increased by $2.7 million due to higher allocated overhead costs mainly attributable to increased research and development headcount as well as increased personnel-related expenses for shared costs departments and a $0.9 million increase in consulting services during the three months ended December 31, 2021. These increases were partially offset by a $0.4 million decrease in depreciation, equipment and supplies.

Research and development expenses for the nine months ended December 31, 2021 was $139.1 million, compared to $114.3 million for nine months ended December 31, 2020. This increase of $24.8 million, or 22%, is primarily attributable to the increase in lab-related research services of $10.4 million related to funding for our programs with GSK and to advancing our Therapeutics portfolio. Personnel-related expenses increased by $10.1 million due to growth in headcount and stock-based compensation for new equity awards granted. In addition, facilities, other overhead allocation, and other increased by $5.9 million due to higher allocated overhead costs mainly attributable to increased research and development headcount as well as increased personnel-related expenses for shared costs departments and a $1.9 million increase in consulting services during the nine months ended December 31, 2021. These increases were partially offset by a $1.7 million decrease in depreciation, equipment and supplies due primarily to an operating lease amendment to extend the lease term of the Company's facility located in South San Francisco, CA, which increased the asset life leasehold improvement assets.

For the three months ended December 31, 2021 and 2020, 54% and 56% of total research and development expenses are attributable to the Consumer and Research Services business, respectively, and 46% and 44% are attributable to our Therapeutics business, respectively.

For the nine months ended December 31, 2021 and 2020, 53% and 57% of total research and development expenses are attributable to the Consumer and Research Services business, respectively, and 47% and 43% are attributable to our Therapeutics business, respectively. The increase attributable to the Therapeutics business is driven by our continued investment in drug discovery and advancement of ongoing programs.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses for the three and nine months ended December 31, 2021 and 2020, and the dollar and percentage change between the two periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Advertising & brand	$32,211	$5,349	$26,862	502%	$48,398	$10,830	$37,568	347%
Personnel-related expenses	3,982	3,497	485	14%	10,296	10,628	(332)	(3%)
Outside services, equipment and supplies	1,560	1,352	208	15%	4,333	3,699	634	17%
Depreciation & Amortization	2,232	—	2,232	100%	2,232	—	2,232	100%
Facilities and other overhead allocation	1,994	2,060	(66)	(3%)	5,728	6,085	(357)	(6%)
Total sales and marketing expenses	$41,979	$12,258	$29,721	242%	$70,987	$31,242	$39,745	127%

Sales and marketing expenses for the three months ended December 31, 2021 amounted to $42.0 million, compared to $12.3 million for the three months ended December 31, 2020, representing an increase of $29.7 million, or 242%. This increase was primarily driven by the $26.9 million increase in advertising and brand-related spend in our marketing programs to grow our consumer business. Depreciation and amortization increased $2.2 million due to amortization of acquired intangible assets from the Lemonaid Acquisition.

Sales and marketing expenses for the nine months ended December 31, 2021 amounted to $71.0 million, compared to $31.2 million for the nine months ended December 31, 2020, representing an increase of $39.7 million, or 127%. This increase was primarily driven by the $37.6 million increase in advertising and brand-related spend in our marketing programs to grow our consumer business. Depreciation and amortization increased $2.2 million due to amortization of acquired intangible assets from the Lemonaid Acquisition.

General and Administrative Expenses

Total general and administrative expenses increased by $15.1 million, or 91%, from $16.6 million for the three months ended December 31, 2020 to $31.7 million for the three months ended December 31, 2021. The increase in general and administrative expenses was due primarily to a $8.5 million increase in outside services, mainly attributable to consulting and legal services for the Lemonaid Acquisition and integration fees. Other operating expenses increased by $3.2 million, due primarily to an increase in director and officer insurance as a public company. Personnel-related expenses increased $2.7 million, mainly due to growth in headcount and stock-based compensation expense for new equity awards granted, including shares issued in connection with the Lemonaid Acquisition. There was also a $0.7 million increase in facilities expenses and other overhead allocation due to higher allocated overhead costs and increased headcount.

Total general and administrative expenses increased by $15.5 million, or 34%, from $45.1 million for the nine months ended December 31, 2020 to $60.5 million for the nine months ended December 31, 2021. The increase in general and administrative expenses was due primarily to an $10.7 million increase in outside services, mainly attributable to increased consulting, legal and audit services related to the Business Combination and the Lemonaid Acquisition and integration fees. Other operating expenses increased by $6.1 million, mainly due to an increase in director and officer insurance as a public company and credit card processing fees related to the increase in PGS kit sales and telehealth services. There was also a $1.2 million increase in facilities expenses and other overhead allocation due to higher allocated overhead costs and increased headcount. The increases were partially offset by a $2.5 million decrease in personnel-related expenses, mainly due to a $5.3 million decrease in stock-based compensation expense, offset by a $2.8 million increase in other personnel-related expenses due to increased headcount. The $5.3 million decrease in stock-based compensation expense was attributable to a $13.3 million decrease arising from an option modification that occurred in the prior fiscal year and secondary transactions that occurred during the nine months ended December 31, 2020 and an $8.0 million increase from new equity awards granted, including shares issued in connection with the Lemonaid Acquisition.

Interest income

Interest income was less than $0.1 million for the three months ended December 31, 2021 and 2020.

Interest income was $0.2 million for both the nine months ended December 31, 2021 and 2020.

Change in fair value of warrant liabilities

Change in fair value of warrant liabilities increased by $3.7 million, or 100%, from nil for the three months ended December 31, 2020 to $3.7 million for the three months ended December 31, 2021. This increase was due to a reduction in the fair value of the Warrants that were assumed in connection with the Business Combination, which was primarily driven by movements in our stock price and volatility measurements.

Change in fair value of warrant liabilities increased by $33.0 million, or 100%, from nil for the nine months ended December 31, 2020 to $33.0 million for the nine months ended December 31, 2021. This increase was due to a reduction in the fair value of the Warrants that were assumed in connection with the Business Combination, which was primarily driven by movements in our stock price and volatility measurements.

As of December 31, 2021, all Warrants were exercised or redeemed, and there are no warrant liabilities outstanding.

Other (Expense) Income, Net

Other (expense) income, net was less than $0.1 million and $0.4 milling for the three months ended December 31, 2021 and 2020, respectively.

Other (expense) income, net decreased by $1.3 million, or 97%, from $1.3 million for the nine months ended December 31, 2020 to less than $0.1 million for the nine months ended December 31, 2021. This decrease was due to a lease reassessment that occurred in June 2020, which resulted in a one-time $0.9 million gain during the nine months ended December 31, 2020.

Benefit for Income Taxes

Benefit for income taxes was $3.5 million for the three and nine months ended December 31, 2021. There was no income tax expense or benefit for the three and nine months ended December 31, 2020. The change in tax benefit is primarily due to the partial release of valuation allowance totaling $3.5 million as a result of acquisitions.

Adjusted EBITDA

We evaluate the performance of each segment based on Adjusted EBITDA, which is a non-GAAP financial measure that we define as net income before net interest expense (income), net other expense (income), changes in fair value of warrant liabilities, income tax benefit, depreciation and amortization of fixed assets, amortization of internal use software, amortization of acquired intangible assets, non-cash stock-based compensation expense, acquisition-related costs, and expenses related to restructuring and other charges, if applicable for the period. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.

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

The following tables reconcile net loss to Adjusted EBITDA for the three and nine months ended December 31, 2021 and 2020 on a company-wide basis and for each of our segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Segment Revenue
Consumer & Research Services	$56,891	$55,477	$171,334	$155,290
Therapeutics	—	—	—	48
Total revenue	$56,891	$55,477	$171,334	$155,338
Segment Adjusted EBITDA
Consumer & Research Services Adjusted EBITDA	$(31,967)	$(2,468)	$(33,232)	$(4,925)
Therapeutics Adjusted EBITDA	(19,916)	(15,051)	(57,046)	(38,886)
Unallocated Corporate (1)	(12,129)	(7,796)	(30,692)	(21,554)
Total Adjusted EBITDA	$(64,012)	$(25,315)	$(120,970)	$(65,365)

Reconciliation of net loss to Adjusted EBITDA
Net loss	$(89,396)	$(44,645)	$(147,946)	$(116,606)
Adjustments:
Interest (income), net	(76)	(53)	(213)	(195)
Other (income) expense, net	(22)	(445)	(39)	(1,318)
Change in fair value of warrant liabilities	(3,695)	—	(32,989)	—
Income tax benefit	(3,512)	—	(3,512)	—
Depreciation and amortization	4,681	4,833	14,188	15,532
Amortization of acquired intangible assets	2,898	—	2,898	—
Stock-based compensation expense	17,409	14,995	37,473	37,222
Acquisition-related costs (2)	7,701	—	9,170	—
Total Adjusted EBITDA	$(64,012)	$(25,315)	$(120,970)	$(65,365)

(1)
Certain expenses such as Finance, Legal, Regulatory and Supplier Quality, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(2)
For the three and nine months ended December 31, 2021, acquisition-related costs primarily consisted of advisory, legal and consulting fees related to the Lemonaid Acquisition.

Liquidity and Capital Resources

We have financed our operations primarily through sales of equity securities and revenue from sales of PGS, Telehealth, and research services. We received gross proceeds of $309.7 million from the Business Combination and $250.0 million from the PIPE Investment. Our primary requirements for liquidity and capital are to fund operating needs and finance working capital, capital expenditures, and general corporate purposes.

As of December 31, 2021, our principal source of liquidity was our cash balance of $586.2 million, which is held for working capital purposes. We have generated significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $1,125.2 million as of December 31, 2021. As of the date of this Form 10-Q, we believe our existing cash resources are sufficient to continue operating activities for the next 12 months.

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

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) operating activities	$(131,623)	$(33,986)
Net cash (used in) investing activities	$(104,940)	$(5,747)
Net cash provided by financing activities	$540,482	$120,478

Cash Flows from Operating Activities

Net cash used in operating activities of $131.6 million for the nine months ended December 31, 2021 was primarily related to a net loss of $147.8 million and changes in fair value of warrant liabilities of $33.0 million, partially offset by non-cash charges for stock-based compensation of $37.5 million, depreciation and amortization of $15.3 million and amortization of internal-use software of $1.7 million. The net changes in operating assets and liabilities of $5.3 million were primarily related to an increase in accounts receivable of $21.1 million primarily attributable to seasonal holiday sales through Amazon.com, an increase in inventories of $10.6 million due to increased purchases aligned with higher forecasted sales, an increase in deferred cost of revenue of $10.6 million primarily due to an increase in PGS kit sales for the holiday season, an increase in prepaid expenses and other current assets of $7.7 million primarily due to increase in prepaid insurance, a decrease in operating lease liabilities of $5.7 million primarily due to lease payments, a decrease in other liabilities of $3.6 million mainly related to a deferred income tax benefit recognized for partial release of valuation allowance, which were offset by an increase in deferred revenue of $40.2 million primarily due to more kit sales from holiday sales than revenue recognized during the period, an increase in accrued expenses and other current liabilities of $9.9 million primarily due to timing of vendor invoice receipts, and a decrease in operating lease right-of-use assets of $5.3 million primarily due to right-of-use assets amortization.

Net cash used in operating activities of $34.0 million for the nine months ended December 31, 2020 was primarily related to a net loss of $116.6 million, partially offset by non-cash charges for stock-based compensation of $37.2 million and depreciation and amortization of $14.0 million. The net changes in operating assets and liabilities of $30.7 million were primarily related to an increase in deferred revenue of $29.6 million from sales of PGS kits during the third quarter of 2021, including holiday sales, for which revenue is typically recognized in the fourth quarter as consumers return their kits for processing, a decrease in operating lease right-of-use assets of $8.5 million due to right-of-use assets amortization, a decrease in prepaid expenses and other current assets of $5.5 million due to decrease in deferred advertising, prepaid software and hardware support services, and other receivables, which were partially offset by an increase in inventories of $2.1 million due to increased purchase resulted from higher than expected sales, an increase in deferred cost of revenue of $5.8 million due to timing of PGS kit sales, and a decrease in operating lease liabilities of $6.7 million due to lease payments.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to purchase of property and equipment, prepayments for intangible assets, as well as capitalization of internal-use software costs.

Net cash used in investing activities was $104.9 million for the nine months ended December 31, 2021, which consisted of cash paid for acquisitions, net of cash acquired of $94.2 million, purchases of intangible assets of $5.5 million related to a patent rights purchase, purchases of property and equipment of $2.4 million and capitalization of internal-use software costs of $2.9 million.

Net cash used in investing activities was $5.7 million for the nine months ended December 31, 2020, which consisted of purchases of property and equipment of $3.9 million and capitalization of internal-use software costs of $2.7 million, partially offset by proceeds from sale of property and equipment of $0.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $540.5 million for the nine months ended December 31, 2021, which consisted of $309.7 million in proceeds from the Business Combination, $250.0 million of proceeds from the PIPE Investment, and $11.5 million in proceeds from the exercise of stock options, which were partially offset by $30.6 million in payments of deferred offering costs, and $0.1 million in payments for Warrant redemptions.

Net cash provided by financing activities was $120.5 million for the nine months ended December 31, 2020, which consisted of $82.3 million in proceeds from the issuance of convertible preferred stock, net of issuance costs, and $38.2 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods from 2.0 years to 9.6 years. Refer to Note 9 of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations.

In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 10 of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our commitments as of December 31, 2021.

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

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates. We will no longer qualify as an EGC as of the end of the fiscal year ending March 31, 2022 and will become a Large Accelerated Filer under Rule 12b-2 of the Securities Exchange Act of 1934, as amended. Therefore, we intend to adopt all accounting pronouncements currently deferred under the EGC election, which will be reflected in our Annual Report on Form 10-K for fiscal year ending March 31, 2022.

For as long as we continue to be an EGC, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board; and (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” —Recently Issued Accounting Pronouncements and —Recently Adopted Accounting Pronouncements, included in Part I, Item 1 of this Form 10-Q for more information.

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

As of December 31, 2021, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation and as a result of the material weakness described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date. Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods disclosed in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

During the nine months ended December 31, 2021, we completed the Business Combination and the internal controls of 23andMe, Inc. became our internal controls. As discussed above, we also completed the acquisition of Lemonaid Health. We are engaged in the process of design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Business Combination and the Lemonaid Acquisition, including the enhancement of our internal and external technical accounting resources.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 10, “Commitments and Contingencies - Legal Proceedings,” of the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

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
•
The telehealth market is immature and volatile, and if it does not develop, if it encounters negative publicity, or if the increased use of telehealth solutions as a result of the COVID-19 pandemic does not continue after the pandemic, then the growth of our business and our results of operation will be harmed.
•
We rely on key sole suppliers to manufacture and perform services used by customers who purchase our PGS, which could adversely affect our ability to meet customer demand.
•
If we are not able to maintain and enhance our brand, our ability to expand our customer base may be impaired and our business and operating results may be harmed.
•
If our efforts to attract new customers and patients and engage existing customers and patients with enhanced products and services are unsuccessful or if such efforts are more costly than we expect, our business may be harmed.
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
•
We depend on a number of other companies to perform functions critical to our ability to operate our platform, generate revenue from patients, and to perform many of the related functions.
•
If we are unable to attract and retain high quality healthcare providers for our patients, our business, financial condition, and results of operations may be materially and adversely affected.
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
•
We will face legal, reputational, and financial damage if we fail to protect our customer and patient data from security breaches or cyberattacks.
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

We operate in highly competitive markets, and competition in the personal genetics and telehealth markets present an ongoing threat to the success of our business.

With respect to our personal genetics business, the number of companies entering the market with offerings similar to our PGS continues to increase. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

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

Similarly, the markets for healthcare are intensely competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers and pharmacies. Our current competitors include traditional healthcare providers expanding into the telehealth market, incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare. Our competitors include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, significantly greater resources than we do, and may be able to offer products and services similar to those offered on our platform at more attractive prices than we can.

Additionally, we believe that the COVID-19 pandemic has introduced many new users to telehealth and further reinforced its benefits to potential competitors. We believe this may drive additional industry consolidation or collaboration involving competitors that may create competitors with greater resources and access to potential patients. The COVID-19 pandemic may also cause various traditional healthcare providers to evaluate and eventually pursue telehealth options that can be paired with their in-person capabilities. These industry changes could better position our competitors to serve certain segments of our current or future markets, which could create additional price pressure. In light of these factors, even if our offerings are more effective than those of our competitors, current or potential patients may accept competitive solutions in lieu of purchasing from us.

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

The telehealth market is immature and volatile, and if it does not develop, if it encounters negative publicity, or if the increased use of telehealth solutions as a result of the COVID-19 pandemic does not continue after the pandemic, then the growth of our business and our results of operation will be harmed.

The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance, and market adoption. The outbreak of the COVID-19 pandemic has increased utilization of telehealth services, but it is uncertain whether such increase in demand will continue. The success of our telehealth business will depend to a substantial extent on the willingness of our patients and members to use, and to increase the frequency and extent of their utilization of, our solution, as well as on our ability to demonstrate the value of telehealth to patients. Negative publicity concerning our telehealth services, or the telehealth market as a whole, could limit market acceptance of our solution. If our telehealth patients and members do not perceive the benefits of our services, then our market may develop more slowly than we expect or not at all. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition, and results of operations.

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

We have a limited history introducing new products and services to our customers and patients. If our efforts to attract new customers and patients and engage existing customers and patients with enhanced products and services, are unsuccessful or if such efforts are more costly than we expect, our business may be harmed.

Our success depends on our ability to attract new customers and patients and engage existing customers and patients in a cost-effective manner. To acquire and engage customers and patients, we must, among other things, promote and sustain our platform and provide high-quality products, user experiences, and service. If customers do not perceive our PGS and PGS reports to be reliable and of high quality, if we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received by the market, we may not be able to attract or retain customers and patients.

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

Our Telehealth business provides patients with access to telehealth-based consultations with healthcare providers and prescription medication services. In order to attract new telehealth patients and members and grow our Telehealth business, we need to continue expanding the scope of our products and services and enter into new categories that will provide access to consultation and treatment of additional conditions. It is uncertain whether any such offerings will achieve and sustain high levels of demand and market adoption. Unless we are able to attract new telehealth patients and members and retain existing patients, our business, financial condition, and results of operations may be harmed.

Our marketing efforts currently include various initiatives and consist primarily of digital marketing on a variety of social media channels, such as Facebook, search engine optimization on websites, such as Google, Bing, and Yahoo!, various branding strategies, and mobile “push” notifications and email. During the fiscal years ended March 31, 2021, 2020, and 2019, we spent $43.2 million, $110.5 million and $190.8 million on sales and marketing, representing 18%, 36% and 43% of our revenue, respectively. We anticipate that sales and marketing expenses will continue to represent a significant percentage of our overall operating costs for the foreseeable future. We have historically acquired a significant number of our users through digital advertising on platforms and websites owned by Facebook and Google, which may terminate their agreements with us at any time. Our investments in sales and marketing may not effectively reach potential customers and/or patients, potential customers and/or patients may decide not to buy our products or services, or customer or patient spend for our products and services may not yield the intended return on investment, any of which could negatively affect our financial results.

Many factors, some of which are beyond our control, may reduce our ability to acquire, maintain and further engage with customers and patients, including those described in this “Risk Factors” section and the following:

•
system updates to app stores and advertising platforms such as Facebook and Google, including adjustments to algorithms that may decrease user engagement or negatively affect our ability to reach a broad audience;
•
consumers opting out of the collection of certain personal information, including opting out of cookies, for marketing purposes;

•
federal and state laws governing the use of personal information, including healthcare data, in marketing to potential or existing customers and patients, and the regulation of the use of discounts, promotions, and other marketing strategies in the healthcare industry;

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
•
ineffectiveness of our marketing efforts and other spend to continue to acquire new customers and patients and maintain and increase engagement with existing customers and patients;
•
decline in popularity of, or governmental restrictions on, social media platforms where we advertise;
•
the development of new search engines or social media sites that reduce traffic on existing search engines and social media sites; and
•
consumer behavior changes as a result of COVID-19.

In addition, we believe that many of our new customers and patients originate from word-of-mouth and other non-paid referrals from existing customers and patients, including purchases of kits for gift giving, so we must ensure that our existing customers and patients remain loyal and continue to derive value from our service in order to continue receiving those referrals. If our efforts to satisfy our existing customers and patients are not successful, we may not be able to attract new customers and patients. Further, if our customer base does not continue to grow, we may be required to incur significantly higher marketing expenses than we currently anticipate to attract new customers and patients. A significant decline in our customer base would have an adverse effect on our business, financial condition and results of operations.

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

We have limited operating experience abroad and may be subject to increased business and economic risks that could impact our financial results.

Our PGS is available in the U.S., Canada, the UK, and in certain other markets globally, and our telehealth services are available in all 50 states, the District of Columbia, and the UK. We plan to continue to pursue international expansion of our business operations and we may expand our offering in existing international markets or enter new international markets where we have limited or no experience in marketing, selling and deploying our product and services. If we fail to deploy or manage our operations in these countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

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

We depend on our relationships with the PMCs, which we do not own, to provide telehealth consultation services, and our business could be adversely affected if those relationships were disrupted.

In certain jurisdictions, the corporate practice of medicine doctrine generally prohibits non-physicians from practicing medicine, including by employing physicians to provide clinical services, directing the clinical practice of physicians, or holding an ownership interest in an entity that employs or contracts with physicians. Some states have similar doctrines with respect to other professional licensure categories, including behavioral health services and providers. Other practices, such as professionals splitting their professional fees with a non-professional, are also prohibited in some jurisdictions. Many states also limit the extent to which nurse practitioners can practice independently and require that they practice under the supervision of or in collaboration with a supervising physician.

Through our platform, our patients gain access to one or more licensed healthcare providers for telehealth consultations. These providers are employed by or contracted with PMCs, which are professional entities owned by licensed physicians and that engage licensed healthcare professionals, to provide telehealth consultations and related services, including applicable physician supervision of nurse practitioners. We enter into certain contractual arrangements with the PMCs and their provider owners, including an administrative services agreement with each PMC for the exclusive provision by us of non-clinical services and support for the PMCs. While we expect that these relationships with the PMCs will continue, we cannot guarantee that they will. We believe that our arrangements with the PMCs have been structured to comply with applicable law and allow the healthcare providers the ability to maintain exclusive authority regarding the provision of clinical healthcare services (including consults that may lead to the writing of prescriptions), but there can be no assurance that government entities or courts would find our approach to be consistent with their interpretation of, and enforcement activities or initiatives related to, these laws and the corporate practice of medicine doctrine or similar prohibitions. If our arrangements are deemed to be inconsistent with any applicable government entity’s interpretation of a law or regulation prohibiting the corporate practice of medicine, a fee-splitting law, or similar regulatory prohibitions, we would need to restructure the arrangements with the PMCs to create a compliant arrangement or terminate the arrangement, and we could face fines or other penalties in connection with such arrangements. A material change in our relationships with the PMCs, whether resulting from a dispute, a change in government regulation, or enforcement patterns, a determination of non-compliance, or the loss of these agreements or business relationships, could impair our ability to provide products and services to our patients and could have a material adverse effect our business, financial condition, and results of operations. Violations of the prohibition on corporate practice of medicine doctrine, fee-splitting, or similar laws may impose penalties (e.g., fines or license suspension) on healthcare providers, which could discourage professionals from entering into arrangements with the PMCs and using our platform and could result in lawsuits by providers against the PMCs and us. These laws and regulations are subject to change and enforcement based upon political, regulatory, and other influences. More restrictive treatment of healthcare professionals’ relationships with non-professionals, such as our Company, in the healthcare services delivery context could have a material adverse effect on our business, financial condition, and results of operations.

We depend on a number of other companies to perform functions critical to our ability to operate our platform, generate revenue from patients, and to perform many of the related functions.

We depend on the PMCs and their providers and our Affiliated Pharmacies to deliver quality healthcare consultations and pharmacy services through our platform. Any interruption in the availability of a sufficient number of providers or supply from our Affiliated Pharmacies could materially and adversely affect our ability to satisfy our patients and ensure they receive consultation services and prescription medication. If we were to lose our relationship with one of the PMCs, we cannot guarantee that we will be able to ensure access to a sufficient network of providers. Similarly, if we were to lose our relationship with one of our Affiliated Pharmacies, or are unable to obtain access for patients to low cost pharmaceutical products through such pharmacies, we cannot guarantee that we will be able to find, perform due diligence on, and engage with one or more replacement partners in a timely manner. Our ability to service customer requirements could be materially impaired or interrupted in the event that our relationship with a PMC or Affiliated Pharmacy is terminated. We also depend on cloud infrastructure providers, payment processors, and various others that allow our platform to function effectively and serve the needs of our patients. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.

If we are unable to attract and retain high quality healthcare providers for our patients, our business, financial condition, and results of operations may be materially and adversely affected.

Our success is dependent upon our continued ability to maintain a network of qualified telehealth providers. If we are unable to recruit and retain board-certified physicians, pharmacists, and other healthcare professionals, it would adversely affect our business, financial condition, and results of operations and ability to grow. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our patients, or difficulty meeting regulatory or accreditation requirements. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our membership base, higher costs, less attractive service for our patients, and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Any significant disruption in service on our website, mobile applications, or in our computer or logistics systems, whether due to a failure with our information technology systems or that of a third-party vendor, could harm our reputation and may result in a loss of customers.

Customers purchase our PGS and access its services through our website or our mobile applications. We also provide our telehealth services to patients and members through our website and mobile applications. Our reputation and ability to attract, retain and serve our customers, patients, and members is dependent upon the reliable performance of our website, mobile applications, network infrastructure and content delivery processes. Interruptions in any of these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our website or mobile applications, including our databases, and prevent our customers, patients, and members from accessing and using our services.

Our systems and operations are also vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, earthquake and similar events. For example, our headquarters are located in the San Francisco Bay Area which over the past several years has been subject to planned power outages to reduce the risk of wildfire, and these power outages can last for several days, which may limit or curtail certain operations. In the event of any catastrophic failure involving our website, we may be unable to serve our web traffic. In addition, our Lemonaid pharmacy fulfillment business is processed from a single location, which operations would be materially disrupted in the event any of these events were to occur at such facility. The occurrence of any of the foregoing risks could result in damage to our systems or could cause them to fail completely, and our insurance may not cover such risks or may be insufficient to compensate us for losses that may occur.

Additionally, our PGS business model is dependent on our ability to deliver kits to customers and have kits processed and returned to us. This requires coordination between our logistics providers and third-party shipping services. Operational disruptions may be caused by factors outside of our control such as hostilities, political unrest, terrorist attacks, natural disasters, pandemics and public health emergencies, such as COVID-19, affecting the geographies where our operations and customers are located. We may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of a catastrophic event. In addition, operational disruptions may occur during the holiday season, causing delays or failures in deliveries of PGS kits. Any such disruption may result in lost revenues, a loss of customers and reputational damage, which would have an adverse effect on our business, results of operations and financial condition.

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

Our success depends, in large part, on our ability to extend our presence in the personal genetics market, provide customers with a high level of service at a competitive price, achieve sufficient sales volume to realize economies of scale, and create innovative new features, products and services to offer to our customers. The growth and expansion of our business and service offerings places a continuous significant strain on our management, operational and financial resources. We are required to manage multiple relationships with various strategic suppliers, customers and other third parties, including our collaborator, GSK, and regulatory agencies and advisors. To effectively manage our growth, we must continue to implement and improve our operational, financial and management information systems and to expand, train and manage our employee base. We further must continue to work to scale our own operations and our supplier operations to meet increases in demand for our services. In the event of further growth of our operations or in the number of our third-party relationships, our supply, systems, procedures, or internal controls may not be adequate to support our operations and our management may not be able to manage any such growth effectively.

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

We receive a high degree of media coverage. Unfavorable publicity or consumer perception of our product and service offerings, including consumer privacy concerns related to any of our past, existing, or future collaborations, could adversely affect our reputation, resulting in a negative impact on the size of our customer base, the loyalty of our customers, the percentage of our customers that consent to participate in our research program, and our ability to attract new customers.

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

Drug development is expensive, takes years to complete, and can have uncertain outcomes. Failure can occur at any stage of development. We expect to incur significant expenses to advance our therapeutic development efforts, which may be unsuccessful. Developing new drugs is a speculative, risky, and highly competitive endeavor. Drugs which may initially show promise may fail to achieve the desired results in development and clinical studies and may ultimately not prove to be safe and effective or meet expectations for clinical utility. We may need to alter our offerings in development and repeat clinical studies before we develop a potentially successful drug. If, after development, a drug appears successful, we or our collaborators will still need to obtain FDA and other regulatory approvals before we can market it. The FDA’s approval pathways are likely to involve significant time, as well as additional research, development, and clinical study expenditures. The FDA may not clear, authorize or approve any drug we develop. Even if we develop a drug that receives regulatory clearance, authorization, or approval, we or our collaborators would need to commit substantial resources to commercialize, sell and market it before it could be profitable, and the drug may never be commercially successful. Additionally, development of any product or service may be disrupted or made less viable by the development of competing products or services. Because of the numerous risks and uncertainties associated with developing drugs, we are unable to predict whether or when our Therapeutics business may successfully commercialize a drug target.

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

We recognize that other companies, including larger pharmaceutical and biotechnology companies, may be developing or have plans to develop drugs and therapies that may compete with ours. Many of our competitors have substantially greater financial, technical, and human resources than we have. In addition, many of our competitors have significantly greater experience than we have in undertaking preclinical studies and human clinical trials of drugs, obtaining FDA and other regulatory approvals of drugs for use in healthcare and manufacturing, and marketing and selling approved drugs. Our competitors may discover, develop, or commercialize drugs or other novel technologies that are more effective, safer or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for any drug that we develop.

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

Use of our therapeutic drugs could be associated with side effects, adverse events or other properties or safety risks, which could delay or halt their clinical development, prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon a drug, limit their commercial potential, if approved, or result in other significant negative consequences that could severely harm our business, prospects, financial condition, and results of operations.

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

In addition to establishing internal sales, marketing, and distribution capabilities, we intend to optimistically pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that we will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our drug ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our drugs.

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

On December 10, 2019, Celmatix Inc. (“Celmatix”) filed a complaint in New York state court against us alleging that we breached the research agreement entered into between Celmatix and us in 2015 and tortiously interfered with Celmatix’s fundraising efforts and alleging that it believed it incurred damages of $100 million. On February 14, 2020, we filed our answer and counterclaims against Celmatix, among other things, for failure to make payments due to us. Celmatix amended its complaint on July 13, 2021, asserting an additional claim against the Company for fraudulent inducement of contract. On July 19, 2021, the Company filed its answer to the amended complaint, denying all of the material allegations and asserting a counterclaim and an additional defense of fraudulent inducement of contract. On October 29, 2021, both parties made motions for partial summary judgment in their favor. Briefing of the parties’ respective motions was completed in December 2021. We believe the claims made against us to be without merit and are defending this lawsuit vigorously.

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

The changes to the trading relationship between the UK and European Union (“EU”) resulting from the UK’s exit from the EU on January 31, 2020 (commonly referred to as “Brexit”) may result in additional regulatory requirements for us to market our products and services in the UK and an increased cost of goods imported into and exported from the UK. Additional currency volatility could result in a weaker British pound, which increases the cost of goods imported into the UK from sales to UK-based customers and patients. Agreements regarding tariff, trade, regulatory and other aspects of the UK’s future relationship with the EU and its member status were reached on December 24, 2020. The UK parliament approved the agreements on December 30, 2020 and the European Parliament will approve the agreement in 2021. As such, on January 1, 2021 provisional application of the agreement took effect and the new rules entered into force. Our business in the UK may be adversely impacted by ongoing uncertainty, fluctuations in currency exchange rates, changes in trade policies, or changes in tax, data privacy or other laws. Any of these effects, among others, could materially and adversely affect our business, results of operations, and financial condition.

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

As of December 31, 2021, our principal source of liquidity was cash of $586.2 million, which was held for working capital purposes. On November 1, 2021, we paid cash consideration of approximately $101.9 million in cash consideration for the acquisition of Lemonaid Health (of which approximately $13.0 million was placed in escrow to cover a potential purchase price adjustment and to secure the indemnification obligations of the former equity holders of Lemonaid Health), which decreased our cash reserve. Since our inception, we have generated significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $1,125.2 million as of December 31, 2021.

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

Our operations, business and financial condition could be materially and adversely affected by epidemics and other outbreaks of communicable diseases, including the current COVID-19 pandemic, and by the economic and operational disruptions caused by the attempts of governmental entities to contain or flatten the spread of the disease. The continued spread of COVID-19 in the U.S. and in California, where we are headquartered, could materially and adversely affect our operations, including without limitation, disruptions of our ability to test and process DNA samples, reduced consumer demand for our personal genetic testing services, disruptions in the operations of our suppliers and partners, negative effects on our research and development initiatives and on our recruitment and retention efforts, the continued productivity and health of our employees, and curtailment of business travel and other business activities that may be necessary or helpful to our operations. These factors and resultant uncertainties may have a material adverse effect on our revenue, liquidity and any financing activities that we may undertake. The duration of the COVID-19 pandemic and the impact of the efforts being made to contain it or to flatten the spread of the disease cannot be predicted with any accuracy, and this uncertainty creates additional risk factors affecting the economy generally, as well as our business. Additionally, the presence or absence of government stimulus funding programs has had and may continue to have an impact on consumer discretionary spending and, consequently, purchases of PGS kits. Without timely and robust government stimulus funding programs, consumers may have less money to spend on discretionary items such as our PGS products, which could harm our business and results of operations. Furthermore, our operations, business and financial condition could be materially and adversely affected by a continued economic downturn and its effects on financial markets as well as by the direct impacts of the pandemic on our employees, customers, patients, members, suppliers and other third parties on which we rely.

We may enter new business areas, such as additional primary care services, including diagnostics/behavior modification, where we do not have any experience. If we were to enter new business areas, we would likely face competition from entities more familiar with those businesses, and our efforts may not succeed.

In the future, we may expand our operations into business areas, such as additional primary care services, including diagnostics/behavior modification, where we do not have any experience. These areas would be new to our product development, sales and marketing personnel, and we cannot be assured that the markets for these products and services will develop or that we will be able to compete effectively or will generate significant revenues in these new areas making our success in this area difficult to predict. Many companies of all sizes, including major pharmaceutical companies and specialized biotechnology companies, are engaged in redesigning approaches to medical care and diagnostic medicine. Competitors operating in these potential new business areas may have substantially greater financial and other resources, larger research and development staff, and more experience in these business areas. There can be no assurances that if we undertake new business areas, that the market will accept our offerings, or that such offerings will generate significant revenues for us.

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

In July 2018, we entered into a collaboration agreement with GSK focused on the discovery, development and commercialization of drugs that are identified utilizing our proprietary databases and data mining technologies (the “GSK Agreement”). Under the GSK Agreement, GSK is our exclusive collaborator for drug discovery programs for a four-year period, which has been extended for a fifth year by GSK, pursuant to the terms of the GSK Agreement. Under the GSK Agreement, we and GSK jointly research potential drugs based on reports generated from our proprietary databases and using our proprietary data mining technologies. Once promising drugs are identified through these joint efforts, we and GSK share equally in the costs of discovery, development, and commercialization of any resultant drugs. Both parties have the right to opt out or reduce their share of the funding upon the occurrence of certain specified development milestones, in which case such party would no longer be entitled to share equally in the results of a successful collaboration, but instead would receive certain royalty payments on sales of the resultant drugs, depending on the timing and extent to which such party has reduced its funding or opted out. If GSK were to exercise any of the rights described in the prior sentence, and we elected to continue development, we would be required to supply any necessary funding to continue the development of the applicable drug. In addition, if we were to opt out of a program, GSK has the right to unilaterally decide to terminate the program or fail to develop a drug product, in which case we would not receive any royalty payments. In addition, substantially all our research services revenue is derived from the required payments for research services under the GSK Agreement. When the discovery term of the GSK Agreement terminates, there can be no assurance that we will be able to generate research services revenue from other sources. While the GSK Agreement may not be terminated for convenience, GSK has the ability to terminate the GSK Agreement if certain conditions are met. If GSK were to terminate the GSK Agreement, to reduce its funding or opt out of any drugs thereunder, or to shift its research and development focus so as to deemphasize any programs under the GSK Agreement, our revenues, operating results and our ability to fund and advance drug programs and conduct our Therapeutics business would be adversely affected. We cannot provide any assurance with respect to the success of any research, development or commercialization efforts pursuant to the GSK Agreement.

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

Under the GSK Agreement, we have granted exclusive rights to GSK with respect to the identification, development and commercialization of drugs until fiscal 2024, subject to certain limited exceptions. During the discovery term of the GSK Agreement, we are restricted from granting similar rights to other parties. This exclusivity currently limits our ability to enter into strategic drug discovery collaborations with other third parties. To the extent we seek additional collaboration opportunities in the future, we will face significant competition. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to successfully enter into collaborations in the future, we may have to curtail our drug discovery and development activities including reducing or delaying individual development programs, potential commercialization plans, or any sales or marketing activities for a drug. We may also have to increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our drugs or bring them to market and generate product revenue.

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

We continued to submit additional requests to the FDA seeking authorization to market certain Genetic Health Risk (“GHR”) reports. On April 6, 2017, the FDA granted marketing authorization pursuant to its de novo review standard for our GHR reports for ten disease conditions. The FDA also determined that certain of our other similar genetic health risk reports were exempt low-to-moderate risk reports, which subject to certain special controls, could be marketed by us without further premarket review. On March 6, 2018, the FDA granted marketing authorization pursuant to its de novo review standard for our Genetic Health Risk report for BRCA1/BRCA2 (Selected Variants). On January 22, 2019, we received FDA clearance for a Genetic Health Risk report for MUTYH-associated polyposis (MAP), a hereditary colorectal cancer syndrome. On October 31, 2018, the FDA granted marketing authorization pursuant to its de novo review standard for our Pharmacogenetic reports, including our Pharmacogenetics report for CYP2C19. On August 17, 2020, the FDA granted a 510(k) clearance for our Pharmacogenetics report for CYP2C19, modifying the labeling of the report authorized in 2018 to remove the need for confirmatory testing, allowing us to report interpretive drug information for two medications. On January 10, 2022, the FDA granted a 510(k) clearance for our Genetic Health Risk report for Hereditary Prostate Cancer (HOXB13-Related).

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

We receive and store a large volume of personally identifiable information, genetic and health information, and other data relating to our customers and patients, as well as other personally identifiable information and other data relating to individuals such as our employees. Security breaches, employee malfeasance, or human or technological error could lead to potential unauthorized disclosure of our customers’ and patients' personal information. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities.

A security compromise of our information systems or of those of businesses with whom we interact that results in confidential information being accessed by unauthorized or improper persons could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, disruption of our business, and claims brought by our customers, patients, or others for breaching contractual confidentiality and security provisions or data protection laws. Monetary damages imposed on us could be significant and not covered by our liability insurance. Techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems evolve frequently and may not immediately produce signs of intrusion, and we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that we expend substantial additional resources related to the security of our information systems and providing required breach notifications, diverting resources from other projects and disrupting our businesses. If we experience a data security breach, our reputation could be damaged, and we could be subject to additional litigation, regulatory risks and business losses.

Numerous local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Telephone Consumer Protection Act of 1991, or the TCPA, Section 5 of the Federal Trade Commission Act, and effective as of January 1, 2020, the California Consumer Privacy Act (the “CCPA”). These laws, rules, and regulations evolve frequently, and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CCPA, which went into effect on January 1, 2020, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions. For example, in November 2020, the California Privacy Rights Act (“CPRA”) was approved by California voters and significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA does not become operative until January 1, 2023 (and then applies only to consumer data collected on or after January 1, 2022, (the “lookback period”), with enforcement beginning July 1, 2023. While the CCPA will remain operative and enforceable from now until July 1, 2023, we will continue to monitor developments related to the CPRA. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. The CCPA and other changes in laws or regulations relating to privacy, data protection, breach notifications, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.

We also are required to comply with increasingly complex and changing data security and privacy regulations in the UK, the EU and in other jurisdictions in which we conduct business that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. For example, the European Union’s General Data Protection Regulation (“GDPR”), now also enacted in the UK (“UK GDPR”), has imposed stringent compliance obligations regarding the handling of personal data and has resulted in the issuance of significant financial penalties for noncompliance. Further, in July 2020, the Court of Justice of the European Union released a decision in the Schrems II case (Data Protection Commission v. Facebook Ireland, Schrems), declaring the EU-US Privacy Shield invalid and calling into question data transfers carried out under the European Commission’s Standard Contractual Clauses. As a result of the decision, we may face additional scrutiny from EU regulators in relation to the transfer of personal data from the EU to the US. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. In the U.S., there have been proposals for federal privacy legislation and many new state privacy laws proposed. In 2021, laws specific to genetic testing companies have passed in California, Utah, Arizona and Maryland, and legislation has been proposed in other states. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our customers or patients pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions, any of which could materially adversely affect our business operations and operating results.

Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our third-party providers on our platform, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of personally identifiable information or other data relating to our customers and patients, or other individuals, or the perception that any of the foregoing types of failure or compromise have occurred, could damage our reputation, discourage new and existing customers and patients from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations.

We plan to continue to expand operations abroad where we have limited operating experience and we may be subject to increased regulatory risks and local competition. If we are unsuccessful in efforts to expand internationally, our business may be harmed.

Regulations exist or are under consideration in countries outside the U.S., which limit or prevent the sale of direct-to-consumer genetic tests. Some countries, including Australia, require premarket review by their regulatory body similar to that required in the U.S. by FDA. Some countries, including Australia, Germany, France and Switzerland require a physician prescription for genetic tests providing health information, thus limiting our offering in those countries to an ancestry-only test. Other countries require mandatory genetic counseling prior to genetic testing. These regulations limit the available market for our products and services and increase the costs associated with marketing the products and services where we are able to offer our products. Legal developments in the EU have created a range of new compliance obligations regarding transfers of personal data from the European Union to the U.S., including GDPR and UK GDPR, which applies to certain of our activities related to services that we offer or may offer to individuals located in the EU. Significant effort and expense will continue to be required to ensure compliance with the GDPR and UK GDPR, and could cause us to change our business practices. Moreover, requirements under the GDPR and UK GDPR may change periodically or may be modified by the EU/UK and/or national law. The GDPR and UK GDPR impose stringent compliance obligations regarding the handling of personal data and have resulted in the issuance of significant financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million/£17.5 million (whichever is higher) for the most serious violations.

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

Government regulation of healthcare creates risks and challenges with respect to our compliance efforts and our business strategies, and if we fail to comply with applicable healthcare and other governmental regulations, we could face substantial penalties, our business, financial condition, and results of operations could be adversely affected, and we may be required to restructure our operations.

The healthcare industry is subject to changing political, economic, and regulatory influences that may affect our Telehealth business. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they will affect the healthcare industry as a whole and may impact patient use of our services. We currently accept payments only from our patients—not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact many other participants in the healthcare industry.

If the government asserts broader regulatory control over companies like ours or if we determine that we will change our business model and accept payment from and/or participate in third-party payor programs, the complexity of our operations and our compliance obligations will materially increase. Failure to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.

Even within the narrowed band of applicable healthcare laws and regulations, because of the breadth of these laws and the narrowness of available statutory and regulatory exemptions, it is possible that some of our activities could be subject to challenge under one or more of such laws. Any action brought against us for violations of these laws or regulations, even if successfully defended, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Although we have adopted policies and procedures designed to comply with these laws and regulations and conduct internal reviews of our compliance with these laws, our compliance is also subject to governmental review. The growth of our business and sales organization and our future continued expansion outside of the United States may increase the potential of violating these laws or our internal policies and procedures. The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the federal, state, and foreign laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to penalties, including significant criminal, civil, and administrative penalties, damages and fines, disgorgement, additional reporting requirements and oversight, and imprisonment for individuals, as well as contractual damages and reputational harm. We could also be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

Our ability to offer access to telehealth services internationally is subject to the applicable laws governing remote care and the practice of medicine in the applicable jurisdiction. Each country’s interpretation and enforcement of these laws is evolving and could vary significantly. We cannot provide assurance that we have accurately interpreted each such law and regulation. Moreover, these laws and regulations may change significantly as this manner of providing products and services evolves. New or revised laws and regulations (or interpretations thereof) could have a material adverse effect on our business, financial condition, and results of operations.

As part of our Telehealth business, we provide pharmacy and prescription medication services, which subjects us to additional healthcare laws and regulations and increases the complexity and extent of our compliance and regulatory obligations.

The operations of the Affiliated Pharmacies subjects us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Drug Enforcement Agency, the FDA, state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure or perceived failure by us or our Affiliated Pharmacies to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

State legislative and regulatory changes specific to the area of telehealth or pharmacy law may present the PMCs and/or Affiliated Pharmacies with additional requirements and state compliance costs, which may create additional operational complexity and increase costs.

The PMCs and their providers’ ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, professional practice standards, and healthcare delivery in general in that jurisdiction. Likewise, the ability of the Affiliated Pharmacies to fulfill prescriptions and distribute pharmaceutical products is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth. Laws and regulations governing the provision of telehealth services and the compounding, fulfillment, and/or distribution of pharmaceutical products are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states’ regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts providers’ ability to provide telehealth services or for physicians to supervise nurse practitioners remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Similarly, the FDA as well as some states’ regulatory agencies or pharmacy boards have established rules or interpreted existing rules in a manner that limits or restricts the manner in which prescription medications can be prescribed, dispensed and sold.

Because these are developing areas of law and regulation, we continually monitor our compliance in every jurisdiction in which we operate. However, we cannot be assured that our or the PMCs’, providers’, or Affiliated Pharmacies’ activities and arrangements, if challenged, will be found to be in compliance with the law or that a new or existing law will not be implemented, enforced, or changed in manner that is unfavorable to our business model. We cannot predict the regulatory landscape for those jurisdictions in which we operate and any significant changes in law, policies, or standards, or the interpretation or enforcement thereof, could occur with little or no notice. If there is a change in laws or regulations related to our business, or the interpretation or enforcement thereof, that adversely affects our structure or operations, including greater restrictions on the use of asynchronous telehealth or remote supervision of nurse practitioners, or limitations on the ability to develop or distribute pharmaceutical products, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Companies in the genetics, pharmaceutical, medical device, Internet, technology, and online payment industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have, in the past, received notice from patent holders and other parties alleging that we have infringed their intellectual property rights. As we face increasing competition and become increasingly high profile, the possibility of intellectual property rights claims against us grows. Our technologies and services may not be able to withstand any third-party claims or rights against their use. We may in the future be subject to litigation on the foregoing grounds or other grounds. The costs of supporting such litigation are considerable, and there can be no assurances that a favorable outcome will be obtained. We may be required to settle such litigation on terms that are unfavorable to us. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment, which may not be reversible upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party.

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

In addition, our agreements with some of our customers, patients, suppliers or other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties in instances where we are not obligated to do so if we determine it would be important to our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results or financial condition.

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

We have incurred significant losses since our inception. For the fiscal years ended March 31, 2021, 2020, and 2019, we incurred net losses of $183.6 million, $250.9 million and $183.5 million, respectively. As of December 31, 2021, we had an accumulated deficit of $1,125.2 million. We expect to incur substantial operating losses in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2021, pursuant to the Lemonaid Health Merger Agreement, the Company issued an aggregate of 30,572,268 shares of the Company's Class A common stock solely to those individuals who are “accredited investors” as defined in Rule 501 of Regulation D promulgated under the Securities Act, in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act. These shares of Class A common stock are restricted securities for purposes of Rule 144 under the Securities Act and subject to certain requirements restricting the resale of such shares, including certain holding period requirements. The Company did not engage in general solicitation or advertising with regard to the issuance and sale of the Class A common stock issued pursuant to the Lemonaid Health Merger Agreement.

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

10.1*+	Offer Letter, dated as of October 21, 2021, by and between 23andMe Holding Co. and Paul Johnson.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

23ANDME HOLDING CO.

Date:	February 11, 2022	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 11, 2022	By:	/s/ Steven Schoch
Name: Steven Schoch
Chief Financial and Accounting Officer
(Principal Financial Officer)