Form 10-K/A
period 2022-03-31
23andMe Holding Co.
filed 2022-08-09
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of July 29, 2022, there were 259,768,376 shares of Class A common stock, $0.0001 par value per share, and 191,756,521 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

23andMe Holding Co. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “Original Filing” and, together with this Amendment, the “Form 10-K Filings”), which was filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2022 (the “Original Filing Date”), to amend and restate Part II, Item 9A, “Controls and Procedures,” with respect to the conclusion of management regarding the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including in this Amendment an amended and restated Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”) from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment, paragraph 3 of the certifications has been omitted. Similarly, the Company is not including certifications under Section 906 of SOX, as no financial statements are being filed with this Amendment.

This Amendment speaks as of the Original Filing Date of the Original Filing (unless otherwise noted or as the context otherwise requires) and reflects only the changes to the cover page, Item 9A of Part II, and the Exhibit Index in Item 15 of Part IV. No other information included in the Original Filing has been modified or updated in any way. The Original Filing continues to speak as of the Original Filing Date, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the Original Filing Date other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other SEC filings.

In this Amendment, 23andMe Holding Co. (together with its subsidiaries) is referred to as the “Company,” “we,” “us,” or “our.”

PART II

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

As of March 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over financial reporting described below. Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in the Original Filing present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Management’s Report on Internal Controls over Financial Reporting

The Form 10-K Filings do not include a report of management’s assessment regarding internal control over financial reporting, or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s internal control over financial reporting in the period between the consummation date of the reverse acquisition and the date of management’s assessment of internal control over financial reporting (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations).

As discussed in the Original Filing, we completed the Business Combination (as defined in the Original Filing) on June 16, 2021, pursuant to which we acquired 23andMe, Inc. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of March 31, 2022.

Remediation Efforts to Address the Previously Disclosed Material Weakness

A material weakness in our internal control over financial reporting was identified as of March 31, 2020 and 2021, and remains unremediated at March 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified was a lack of sufficient resources in our finance function to meet our financial reporting requirements. This material weakness resulted in insufficient management review of journal entries, account reconciliations, and review of financial statements. Management continues to review and make necessary changes to the overall design of our internal control environment, including implementing additional internal controls over journal entries, account reconciliation, and the review of financial statements. We are in the process of adding additional resources to our finance function to enhance the effectiveness of internal controls over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we plan to complete this remediation process as quickly as possible, we cannot estimate at this time how long it will take.

As previously disclosed in Part I, Item 9A of VG Acquisition Corp.’s (“VGAC”) Annual Report on Form 10-K/A (Amendment No. 1) for the period ended December 31, 2020 filed with the SEC by VGAC on May 4, 2021 (the “VGAC Form 10-K/A”), the management of VGAC, including the principal executive officer and principal financial officer, concluded that VGAC did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness. The material weakness in our internal control over financial reporting led to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to the VGAC Form 10-K/A. In response to this material weakness, our management plans to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans include providing enhanced access to accounting literature, research materials, and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Other than disclosed above, during the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As a result of the acquisition of Lemonaid Health, Inc., the Company has incorporated internal controls over significant processes specific to the acquisition that it believes to be appropriate and necessary in consideration of the level of related integration. As the post-closing integration continues, the Company will continue to review such internal controls and processes and may take further steps to integrate such controls and processes with those of the Company.

PART IV

Item 15. Exhibits, Financial Statement Schedules

See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Original Filing. Financial statement schedules have been omitted because they are not required or are not applicable or because the information required in those schedules either is not material or is included in the consolidated financial statements or the accompanying notes.

Exhibit Index

Exhibit Number	Description
2.1†**

Agreement and Plan of Merger, dated as of February 4, 2021, by and among VG Acquisition Corp., Chrome Merger Sub, Inc., and 23andMe, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on February 4, 2021).

2.2**

First Amendment to the Merger Agreement, dated as of February 13, 2021, by and among VG Acquisition Corp., Chrome Merger Sub, Inc., and 23andMe, Inc. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 (File No. 333-254772), filed with the SEC on May 13, 2021).

2.3**

Second Amendment to the Merger Agreement, dated as of March 25, 2021, by and among VG Acquisition Corp., Chrome Merger Sub, Inc., and 23andMe, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

2.4**

Agreement and Plan of Merger and Reorganization, dated as of October 21, 2021, by and among 23andMe Holding Co., Life Merger Sub One, Inc., Life Merger Sub Two, Inc., Lemonaid Health, Inc., and Fortis Advisors LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on October 22, 2021).

3.1**	Certificate of Incorporation of 23andMe Holding Co. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A (File No. 001-39587) filed with the SEC on June 21, 2021).
3.2**	Amended and Restated Bylaws of 23andMe Holding Co. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A (File No. 001-39587) filed with the SEC on June 21, 2021).
4.1**

Description of 23andMe Holding Co.’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K (File No. 001-39587), filed with the SEC on May 27, 2022).

4.2**	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-248844), filed with the SEC on September 16, 2020).
4.3**

Warrant Agreement, dated as of October 1, 2020, between VG Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on October 6, 2020).

4.4**	Certificate of Corporate Domestication of VG Acquisition Corp. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K (File No. 001-39587) filed with the SEC on June 21, 2021).
10.1**

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

10.2**	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on February 4, 2021).
10.3†**	Form of Support Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Registration No. 001-39587), filed with the SEC on February 4, 2021).
10.4**

Amended and Restated Registration Rights Agreement, dated as of June 16, 2021, by and among 23andMe Holding Co., VG Acquisition Sponsor LLC, and certain other initial stockholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-39587) filed with the SEC on June 21, 2021).

10.5+**	23andMe Holding Co. 2021 Incentive Equity Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-39587) filed with the SEC on June 21, 2021).
10.6+**	23andMe Holding Co. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-39587) filed with the SEC on June 21, 2021).
10.7+**	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.8+**

Offer Letter, dated as of February 16, 2014, by and between 23andMe, Inc. and Kathy Hibbs (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.9+**

Offer Letter, dated as of February 1, 2019, by and between 23andMe, Inc. and Kenneth Hillan (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.10+**

Offer Letter, dated as of October 14, 2010, by and between 23andMe, Inc. and Steve Lemon (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.11+**

Offer Letter, dated as of March 27, 2018, by and between 23andMe, Inc. and Steve Schoch (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.12**

Consulting Agreement, dated as of April 1, 2019, by and between 23andMe, Inc. and Richard Scheller, Ph.D. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.13**

Amendment No. 1 to Consulting Agreement, dated as of March 30, 2020, by and between 23andMe, Inc. and Richard Scheller, Ph.D. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.14**

Amendment No. 2 to Consulting Agreement, dated as of March 24, 2021, by and between 23andMe, Inc. and Richard Scheller, Ph.D. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.15+**

23andMe, Inc. 2006 Equity Incentive Plan (as Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.16+**	Form of 23andMe, Inc. 2006 Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).
10.17††**

Collaboration Agreement, dated as of July 24, 2018, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No.3) Limited (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.18††**

First Amendment to Collaboration Agreement, dated as of April 8, 2019, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No.3) Limited (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.19††**

Second Amendment to Collaboration Agreement, dated as of January 13, 2021, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No. 3) Limited (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.20+**

Form of 23andMe, Inc. Employee Invention Assignment and Confidentiality Agreement (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.21**

Promissory Note dated April 5, 2021, issued by VG Acquisition Corp. to VG Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.22+**	Form of 23andMe Holding Co. 2021 Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).
10.23+**	Form of 23andMe Holding Co. 2021 Restricted Stock Unit Agreement (Employee) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2021).
10.24+**

Form of 23andMe Holding Co. 2021 Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2021).

10.25+**

Offer Letter, dated as of October 21, 2021, by and between 23andMe Holding Co. and Paul Johnson (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on February 11, 2022).

21.1**	List of Subsidiaries.
23.1**	Consent of KPMG LLP, (Santa Clara, California; Auditor ID: 185), independent registered public accounting firm of 23andMe Holding Co.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Previously filed
***	Previously furnished
+	Indicates management contract or compensatory plan or arrangement
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
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

23ANDME HOLDING CO.

Date: August 9, 2022	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer (Principal Executive Officer)