Form 10-Q
period 2022-06-30
23andMe Holding Co.
filed 2022-08-09
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs, which we believe to be reasonable, concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2022, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on August 9, 2022 (the “Fiscal 2022 Form 10-K”) and our subsequent reports filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$479,398	$553,182
Restricted cash	1,599	1,599
Accounts receivable, net (related party amounts of $19 and nil as of June 30, 2022 and March 31, 2022, respectively)	2,920	3,380
Inventories	11,461	10,789
Deferred cost of revenue	6,546	7,700
Prepaid expenses and other current assets	17,883	25,139
Total current assets	519,807	601,789
Property and equipment, net	46,914	49,851
Operating lease right-of-use assets	53,745	55,577
Restricted cash, noncurrent	6,974	6,974
Internal-use software, net	10,294	9,635
Intangible assets, net	69,393	73,905
Goodwill	351,744	351,744
Other assets	3,356	2,593
Total assets	$1,062,227	$1,152,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (related party amounts of nil and $12,567 as of June 30, 2022 and March 31, 2022, respectively)	$18,054	$37,930
Accrued expenses and other current liabilities (related party amounts of $9,082 and $5,772 as of June 30, 2022 and March 31, 2022, respectively)	52,041	44,588
Deferred revenue (related party amounts of $935 and $9,181 as of June 30, 2022 and March 31, 2022, respectively)	49,823	62,939
Operating lease liabilities	7,893	7,784
Total current liabilities	127,811	153,241
Operating lease liabilities, noncurrent	76,236	78,524
Other liabilities	3,984	4,647
Total liabilities	$208,031	$236,412
Commitments and contingencies (Note 8)
Stockholders' equity
Common Stock - Class A shares, par value $0.0001, 1,140,000,000 shares authorized as of June 30, 2022 and March 31, 2022, 258,952,446 and 228,174,718 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively; Class B shares, par value $0.0001, 350,000,000 shares authorized as of June 30, 2022 and March 31, 2022, 192,373,071 and 220,637,603 shares issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	45	45
Additional paid-in capital	2,137,608	2,110,160
Accumulated other comprehensive income	803	179
Accumulated deficit	(1,284,260)	(1,194,728)
Total stockholders’ equity	854,196	915,656
Total liabilities and stockholders’ equity	$1,062,227	$1,152,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Revenue (related party amounts of $8,265 and $11,209 for the three months ended June 30, 2022 and 2021, respectively)	$64,513	$59,239
Cost of revenue (related party amounts of $(239) and $448 for the three months ended June 30, 2022 and 2021, respectively)	39,023	28,542
Gross profit	25,490	30,697
Operating expenses:
Research and development (related party amounts of $3,549 and $6,022 for the three months ended June 30, 2022 and 2021, respectively)	52,009	44,232
Sales and marketing	33,434	15,419
General and administrative	29,643	12,596
Total operating expenses	115,086	72,247
Loss from operations	(89,596)	(41,550)
Other income (expense):
Interest income, net	245	44
Change in fair value of warrant liabilities	—	(534)
Other income (expense), net	(435)	14
Loss before income taxes	(89,786)	(42,026)
Benefit from income taxes	254	—
Net loss	$(89,532)	$(42,026)
Other comprehensive income	624	—
Total comprehensive loss	$(88,908)	$(42,026)
Net loss per share of Class A and Class B common stock attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.25)
Weighted-average shares used to compute net loss per share:
Basic and diluted	446,505,329	168,191,762

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income Loss	Deficit	Equity
Balance as of March 31, 2022	—	$—	448,812,321	$45	$2,110,160	$179	$(1,194,728)	$915,656
Issuance of common stock upon exercise of stock options	—	—	1,065,784	—	1,533	—	—	1,533
Issuance of common stock upon release of RSUs	—	—	1,461,448	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	—	—	(14,036)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	25,915	—	—	25,915
Other comprehensive income	—	—	—	—	—	624	—	624
Net Loss	—	—	—	—	—	—	(89,532)	(89,532)
Balance as of June 30, 2022	—	$—	451,325,517	$45	$2,137,608	$803	$(1,284,260)	$854,196

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income Loss	Deficit	(Deficit)
Balance as of March 31, 2021	209,181,855	$837,351	124,529,784	$12	$381,607	$—	$(977,238)	$(595,619)
Preferred stock conversion	(209,181,855)	(837,351)	209,181,855	21	837,330	—	—	837,351
Issuance of common stock upon Merger (net of transaction costs of $29,071)	—	—	46,901,747	5	200,574	—	—	200,579
Issuance of Private Investment in Public Equity (“PIPE”) shares (related party amount of $25,000)	—	—	25,000,000	3	249,997	—	—	250,000
Issuance of common stock upon exercise of stock options	—	—	818,479	—	2,553	—	—	2,553
Stock-based compensation expense	—	—	—	—	9,704	—	—	9,704
Net Loss	—	—	—	—	—	—	(42,026)	(42,026)
Balance as of June 30, 2021	—	$—	406,431,865	$41	$1,681,765	$—	$(1,019,264)	$662,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(89,532)	$(42,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,360	4,093
Amortization and impairment of internal-use software	1,052	545
Stock-based compensation expense	30,462	9,637
Changes in fair value of warrant liabilities	—	534
Gain on sale of fixed assets	9	—
Gain on lease termination	—	(15)
Changes in operating assets and liabilities:
Accounts receivable	460	(6,923)
Inventories	(673)	(9,033)
Deferred cost of revenue	1,154	(638)
Prepaid expenses and other current assets	7,259	(1,057)
Operating lease right-of-use assets	1,833	1,812
Other assets	(765)	101
Accounts payable (related party amounts of $(12,567) and $2,182 for the three months ended June 30, 2022 and 2021, respectively)	(19,154)	5,721
Accrued expenses and other current liabilities (related party amounts of $3,310 and $(134) for the three months ended June 30, 2022 and 2021, respectively)	2,454	(286)
Deferred revenue (related party amounts of $(8,246) and $(11,209) for the three months ended June 30, 2022 and 2021, respectively)	(13,116)	(5,152)
Operating lease liabilities	(2,179)	(1,868)
Other liabilities	(664)	22
Net cash used in operating activities	(73,040)	(44,533)
Cash flows from investing activities:
Purchases of property and equipment	(1,614)	(666)
Capitalized internal-use software costs	(1,286)	(721)
Net cash used in investing activities	(2,900)	(1,387)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,533	2,720
Payments of deferred offering costs	—	(29,071)
Proceeds from issuance of common stock upon Merger	—	309,720
Proceeds from PIPE (related party amounts of nil and $25,000 for the three months ended June 30, 2022 and 2021, respectively)	—	250,000
Net cash provided by financing activities	1,533	533,369
Effect of exchange rates on cash	623	—
Net increase (decrease) in cash and restricted cash	(73,784)	487,449
Cash and restricted cash—beginning of period	561,755	290,862
Cash and restricted cash—end of period	487,971	778,311
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	28	777
Stock-based compensation capitalized for internal-use software costs	573	168
Reclassification of deferred offering costs	—	3,971
Assumption of merger warrants liability	—	75,415
Deferred offering costs during the period included in accounts payable and accrued expenses	—	1,571
Conversion of redeemable convertible preferred stock to common stock	—	837,351
Reconciliation of cash and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash	479,398	769,938
Restricted cash, current	1,599	1,399
Restricted cash, noncurrent	6,974	6,974
Total cash and restricted cash	$487,971	$778,311

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

23andMe Holding Co. (the “Company”) is dedicated to helping people access, understand, and benefit from the human genome. The Company pioneered direct-to-consumer genetic testing through its Personal Genome Service® (“PGS”) products and services. Customers receive reports that provide them with information on their genetic health risks, their ancestry, and their traits, based on genetic testing of a saliva sample they send to the Company in an easy-to-use “spit kit” provided by the Company. Customers have the option to participate in the Company’s research programs. The Company analyzes consenting customers’ genotypic and phenotypic data to discover new insights into genetics. The Company uses these insights to generate new PGS reports, and, through its therapeutics business and collaborations with pharmaceutical companies, nonprofit institutions and universities, to discover and advance new therapies for unmet medical needs. The Company acquired Lemonaid Health, Inc. (“Lemonaid” or “Lemonaid Health”) in November 2021 (the “Lemonaid Acquisition”), which offers patients affordable and direct online access to medical care, from consultation through treatment, for a number of common conditions, using evidence-based guidelines and up-to-date clinical protocols to deliver quality patient care. Lemonaid Health’s telehealth platform provides patients with easy access to medical consultation and treatment, which enhances the Company’s ability to bring better healthcare and wellness offerings to patients.

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

For the three months ended June 30, 2022, the Company had operations primarily in the United States and immaterial operations in the United Kingdom following the Lemonaid Acquisition. For the three months ended June 30, 2021, the Company had operations entirely in the United States.

There have been no changes to the Company’s significant accounting policies described in the audited consolidated financial statements for the year ended March 31, 2022 that have had a material impact on these condensed consolidated financial statements and related notes.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of June 30, 2022 and for the three months ended June 30, 2022 and 2021 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended March 31, 2022 (the “audited consolidated financial statements”) that were included in the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2022. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and its condensed consolidated results of operations and cash flows for the three months ended June 30, 2022 and 2021. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results expected for the year ending March 31, 2023 or any other future interim or annual periods.

As a result of the Merger (as defined below), prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted.

Fiscal Year

The Company’s fiscal year ends on March 31. References to fiscal year 2023 and 2022, refer to the fiscal years ending and ended March 31, 2023 and 2022, respectively.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to the determination of standalone selling price for various performance obligations; the estimated expected benefit period for the rate and recognition pattern of breakage revenue for purchases where a saliva collection kit (“Kit”) is never returned for processing; the capitalization and estimated useful life of internal use software; the useful life of long-lived assets; fair value of intangible assets acquired in business combinations; the carrying value of goodwill; the incremental borrowing rate for operating leases; stock-based compensation including the determination of the fair value of stock options, as well as the Company’s common stock prior to the Closing Date (as defined below) of the Merger; and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates, and such differences could be material to the condensed consolidated financial statements.

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

A single supplier accounted for 100% of the Company’s total purchases of microarrays and a separate single supplier accounted for 100% of the Company’s total purchases of Kits for the three months ended June 30, 2022 and 2021. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three months ended June 30, 2022 and 2021.

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

Significant customer information is as follows:

	June 30,	March 31,
	2022	2022
Percentage of accounts receivable:
Customer C	71%	25%
Customer F	14%	19%
Customer G	0%	44%

	Three Months Ended June 30,
	2022	2021
Percentage of revenue:
Customer C	15%	14%
Customer B	13%	19%

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for transferring the products or services to a customer (“transaction price”). The transaction price includes various forms of variable consideration, as discussed below. In general, the transaction price is paid by customers at contract inception.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling (“SSP”) price basis. The SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. The SSP for each performance obligation is based on the prices at which the Company separately sells the products and services. If an observable price from stand-alone sales is not available, the Company uses the adjusted market assessment approach, using reasonably available information and applicable inputs, to estimate the selling price of each performance obligation.

PGS

The Company generates PGS revenue by providing customers with a broad suite of genetic reports, including information on customers’ genetic ancestral origins, personal genetic health risks, and chances of passing on certain rare carrier conditions to their children, as well as reports on how genetics can impact responses to medication.

The Company’s contracts with customers for PGS services include multiple performance obligations: (1) initial ancestry reports, (2) ancestry updates, (3) initial health reports, (4) health updates, and (5) subscriptions for extended health insights with access to exclusive reports and features. The transaction price for PGS revenue includes the amount of fixed consideration the Company expects to receive, as well as variable consideration related to refunds. The Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method.

The Company bases its estimates of variable consideration related to refunds on historical data and other information. Estimates include: (i) timing of the returns and fees incurred, (ii) pricing adjustments related to returns and fees, and (iii) the quantity of product that will be returned in the future. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Provisions for returns are based on service-level return rates, recent unprocessed return claims, as well as relevant market events and other factors.

The Company estimates the amount of sales that may be refunded and records the estimate as a reduction of revenue and a refund liability in the period the related PGS revenue is recognized. Based on the distribution model for PGS services and the nature of the services being provided, the Company believes there will be minimal refunds and has not experienced material historical refunds.

Revenue is recognized at a point in time upon delivery of the initial ancestry reports and initial health reports to the customer, as the customer obtains control when the report is received.

Revenue is recognized over time for ancestry updates and health updates over the period the customer is estimated to remain active. The Company estimates this period based on the historical average period that the customer continues to engage with the available report updates after the delivery of the initial reports. These updates are provided to the customer, when and if available, throughout the estimated period of activity during which the customer interacts with the PGS service. The Company re-evaluates these estimates at the end of each reporting period and adjusts accordingly. The Company has determined that access to the updates, when and if available, that are provided over the estimated period qualifies as a series of distinct goods or services, for which revenue is recognized ratably over the period estimated by the Company.

Subscription revenue for extended health insights is recognized ratably over the contractual subscription period as the customer benefits from having access to these insights evenly throughout this period.

The Company sells through multiple channels, including direct to consumer via the Company’s website and through online retailers. If the customer does not return the Kit for processing, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. To estimate breakage, the Company applies the practical expedient available under Topic 606 to assess its customer contracts on a portfolio basis as opposed to individual customer contracts, due to the similarity of customer characteristics, at the sales channel level. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition of the returning Kits in these respective sales channel portfolios. The Company estimates breakage for the portion of Kits not expected to be returned using an analysis of historical data and considers other factors that could influence customer Kit return behavior. The Company updates its breakage rate estimate periodically and, if necessary, adjusts the deferred revenue balance accordingly. If actual Kit return patterns vary from the estimate, actual breakage revenue may differ from the amounts recorded. The Company recognized breakage revenue from unreturned Kits of $5.0 million and $4.5 million for the three months ended June 30, 2022 and 2021, respectively.

Fees paid to certain sales channel partners include, in part, compensation for obtaining PGS contracts. Such contracts have an amortization period of one year or less, and the Company has applied the practical expedient to recognize these costs as sales and marketing expenses when incurred.

During the three months ended June 30, 2022, the Company did not recognize any PGS revenue for performance obligations satisfied in prior periods.

Research Services

The Company generates research services revenue by performing research services under agreements with third parties relating to the use of the Company’s genotypic and phenotypic data to perform various research activities, including identifying promising drug targets and further researching specific ailments or patient treatment areas.

The Company’s contracts with customers for research services can include multiple performance obligations: (1) genotyping, (2) survey, (3) data analysis, (4) recruitment, (5) web development, (6) project management, and (7) dedicated research time. The transaction price for research services revenue includes the amount of fixed consideration the Company expects to receive, as well as variable consideration including, but not limited to, per participant fees, additional compensation for certain industry approvals, payments for milestones achieved early, and penalties for customer delays. The Company estimates the amount of variable consideration that should be included in the transaction price using the most likely amount method.

The Company bases its estimates of variable consideration on historical data and other available information. The Company includes an estimated amount of variable consideration in the transaction price only if it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. Based on the historical data available, the Company believes there will be minimal amounts of variable consideration earned and, as such, does not materially impact the transaction price for research services. Variable consideration estimates are revisited at the end of each reporting period and adjustments are made accordingly.

To recognize revenue, the Company compares actual hours incurred to date to the overall total expected hours that will be required to satisfy the performance obligation. The use of personnel hours is a reasonable measure of progress as the Company fulfills its contractual obligations through research performed by Company personnel. Revenues are recognized over time as the hours are incurred. All estimates are reviewed by the Company at the end of each reporting period and adjustments are made accordingly.

During the three months ended June 30, 2022, the Company did not recognize any research services revenue for performance obligations satisfied in prior periods.

Telehealth

The Company generates telehealth revenues from pharmacy fees, patient fees, and membership fees. The transaction price for telehealth services includes the amount of fixed consideration the Company expects to receive, as well as variable consideration related to sales deductions, including (1) product returns, including return estimates and (2) fees for transaction processing and chargebacks. The Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method.

The Company estimates the amount of sales that may be refunded and records the estimate as a reduction of revenue and a refund liability in the period the related Telehealth revenue is recognized. The Company's customers have limited return rights related to the telehealth services. The Company has not historically experienced material returns and believes there will be minimal returns in the future, as such the transaction price for telehealth services is not materially impacted.

Provisions for transaction fees and chargebacks are primarily based on customer-level contractual terms. Accruals and related reserves are adjusted as new information becomes available, which generally consists of actual transaction fees and chargebacks processed relating to sales recognized.

Pharmacy fees, net – The Company primarily generates revenue through sale and delivery of prescription medications from the Affiliated Pharmacies (as defined below). A contract is entered into with a patient when the patient accepts the Company’s terms and conditions, requests a prescription, or chooses to refill, and provides access to payment. The Company has determined that these contracts contain one performance obligation. Revenue is recognized at the point in time in which prescription services are rendered for these transactions. Fees are charged as prescription services are rendered. Revenue is recorded net of refunds and transaction fees.

Patient fees, net – The Company primarily generates revenue through the PMCs (as defined below) from patient visit fees, which include healthcare professional consultations, lab testing, and ordering prescriptions. A contract is entered into with a patient when the patient accepts the Company’s terms and conditions and provides access to payment. The Company has determined that each service event is a distinct performance obligation. Revenue is recognized at the point in time in which services are rendered for these transactions. Fees are charged upfront prior to services being rendered and are allocated to each obligation to provide services to the patient. Revenue is recorded net of refunds, transaction fees, and pass-through lab and prescription costs.

Membership fees, net – The Company generates revenue through membership fees from patients, which includes a membership for unlimited medical visits and unlimited prescriptions during the membership period (generally one, three or twelve months). A contract is entered into with a patient when the patient accepts the Company’s terms and conditions and makes a pre-payment for the membership term. The Company has determined that access to the services over the membership period qualifies as a series of distinct goods or services for which revenue is recognized ratably over the respective membership period. Revenue is recorded net of refunds. Deferred revenue consists of advance payments from members related to membership performance obligations that have not been satisfied for memberships.

In providing telehealth services that include professional medical consultations, the Company maintains relationships with various affiliated professional medical corporations (“PMCs”). PMCs are organized under state law as professional entities that are owned by physicians licensed in the applicable state and that engage licensed healthcare professionals (each, a “Provider” and collectively, the “Providers”) to provide consultation services. See Note 4, “Variable Interest Entities,” for additional details. The Company accounts for service revenue as a principal in the arrangement with its patients.

Additionally, with respect to its telehealth services involving the sale of prescription products, the Company maintains relationships with affiliated pharmacies (collectively, the “Affiliated Pharmacies”) to fill prescriptions that are ordered by the Company’s patients. The Company accounts for prescription product revenue as a principal in the arrangement with its patients.

During the three months ended June 30, 2022, the Company did not recognize any telehealth revenue for performance obligations satisfied in prior periods.

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended June 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Point in Time
PGS	$39,691	61%	$45,023	76%
Telehealth (1)	9,361	15%	—	0%
Consumer services	49,052	76%	45,023	76%
Research services	—	0%	—	0%
Total (2)	49,052	76%	45,023	76%

Over Time
PGS	4,484	7%	2,827	5%
Telehealth (1)	2,523	4%	—	0%
Consumer services	7,007	11%	2,827	5%
Research services	8,454	13%	11,389	19%
Total (2)	15,461	24%	14,216	24%

Total Revenue
PGS	44,175	68%	47,850	81%
Telehealth (1)	11,884	19%	—	0%
Consumer services	56,059	87%	47,850	81%
Research services	8,454	13%	11,389	19%
Total (2)	$64,513	100%	$59,239	100%

(1) There was no telehealth revenue for the three months ended June 30, 2021, as the Lemonaid Acquisition closed in November 2021.

(2) There was no Therapeutics revenue for the three months ended June 30, 2022 and 2021.

Within the Consumer and Research Services segment, substantially all consumer services revenue is recognized at the point in time of the initial transfer of reports to the consumer, the delivery of healthcare services to the patient, or the delivery of prescription medications to the patient. Substantially all research services revenue is recognized over time as services are performed.

The following table summarizes revenue by region based on the shipping address of customers or the location where the services are delivered:

	Three Months Ended June 30,
	2022		2021
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
United States	$48,108	75%	$40,352	68%
United Kingdom	11,975	19%	13,906	23%
Canada	3,039	4%	3,240	6%
Other regions	1,391	2%	1,741	3%
International	16,405	25%	18,887	32%
Total	$64,513	100%	$59,239	100%

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations and are included in prepaid expenses and other current assets in the condensed consolidated balance sheets. The amount of contract assets was immaterial as of June 30, 2022 and March 31, 2022.

Contract liabilities consist of deferred revenue. Revenue is deferred when the Company invoices in advance of fulfilling performance obligations under a contract. Deferred revenue primarily relates to Kits that have been shipped to consumers and non-consigned retail sites but not yet returned for processing by the consumer, as well as research services billed in advance of performance. Deferred revenue is recognized when the obligation to deliver results to the customer is satisfied and when research services are ultimately performed. Deferred revenue also consists of advance payments from members related to membership performance obligations and from customers related to subscription for extended health insight performance obligations that have not been satisfied as of the balance sheet date. Deferred revenue is recognized when the obligation to deliver membership services or subscription services is satisfied.

As of June 30, 2022 and 2021, deferred revenue for consumer services was $46.5 million and $45.4 million, respectively. Of the $51.3 million and $39.3 million of deferred revenue for consumer services as of March 31, 2022 and 2021, the Company recognized $24.5 million as revenue for both periods presented.

As of June 30, 2022 and 2021, deferred revenue for research services was $3.4 million and $20.7 million, including related party deferred revenue amounts of $0.9 million and $18.9 million, respectively. Of the $11.6 million and $31.9 million of deferred revenue for research services as of March 31, 2022 and 2021, the Company recognized $8.4 million and $11.4 million as revenue during the three months ended June 30, 2022 and 2021, respectively, of which related party revenue amounts were $8.3 million and $11.2 million, respectively.

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under Topic 606 to not disclose the value of unsatisfied performance obligations for PGS and telehealth as those contracts have an expected length of one year or less. As of June 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $59.3 million. The Company expects to recognize revenue on 93% of this amount over the next 12 months, and the remainder thereafter.

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

Certain expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications and CEO Office are not reported as part of the reporting segments as reviewed by the CODM (as defined below). These amounts are included in Unallocated Corporate in the reconciliations below. The chief operating decision-maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM evaluates the performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before net interest income, net other income (expense), changes in fair value of warrant liabilities, income tax benefit, depreciation and amortization of fixed assets, amortization of internal-use software, amortization of acquired intangible assets, non-cash stock-based compensation expense, acquisition-related costs, litigation settlements not related to normal and continued business activities and expenses related to restructuring and other charges, if applicable for the period.

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

The Company’s revenue and Adjusted EBITDA by segment is as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Segment Revenue
Consumer and Research Services	$64,513	$59,239
Total Revenue (1)	$64,513	$59,239
Segment Adjusted EBITDA
Consumer and Research Services Adjusted EBITDA	$(16,997)	$(505)
Therapeutics Adjusted EBITDA	(18,465)	(18,303)
Unallocated Corporate(1)	(14,253)	(8,467)
Total Adjusted EBITDA	$(49,715)	$(27,275)

Reconciliation of net loss to Adjusted EBITDA
Net Loss	$(89,532)	$(42,026)
Adjustments
Interest (income) expense, net	(245)	(44)
Other (income) expense, net	435	(14)
Change in fair value of warrant liabilities	—	534
Income tax benefit	(254)	—
Depreciation and amortization	5,104	4,638
Amortization of acquired intangible assets	4,315	—
Stock-based compensation expense	30,462	9,637
Total Adjusted EBITDA	$(49,715)	$(27,275)

(1) There was no Therapeutics revenue for the three months ended June 30, 2022 and 2021.

Customers accounting for 10% or more of segment revenues were as follows:

	Three Months Ended June 30,
	2022		2021
	(in thousands, except percentages)
Consumer and Research Services Segment Revenue:
Customer C(1)	$9,628	15%	$8,512	14%
Customer B(2)	$8,246	13%	$11,209	19%

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity, and clarifies the guidance on the computation of earnings per share for those financial instruments. The guidance was effective for the Company beginning April 1, 2022, and interim periods therein. The Company adopted ASU 2020-06 as of April 1, 2022, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

3. Recapitalization

On June 16, 2021 (the “Closing Date”), the Company consummated the transactions (the “Merger”) contemplated by that certain Agreement and Plan of Merger, dated February 4, 2021, as amended on February 13, 2021 and March 25, 2021, by and among VG Acquisition Corp., a blank check company incorporated as a Cayman Islands exempted company in 2020 (“VGAC”), Chrome Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of VGAC (“Merger Sub”), and 23andMe, Inc. (the “Merger Agreement”). In connection with the Merger, VGAC changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its name to 23andMe Holding Co. (the “Domestication”). On the Closing Date, Merger Sub merged with and into 23andMe, Inc., with 23andMe, Inc. being the surviving corporation and a wholly owned subsidiary of the Company (together with the Merger and the Domestication, the “Business Combination”).

Lock-up and Earn-Out Shares

Pursuant to a Letter Agreement (the “VGAC IPO Letter Agreement”) entered into on October 1, 2020 by and among VGAC, VG Acquisition Sponsor LLC (the “Sponsor”), and the then officers and directors of VGAC (collectively, the “VGAC Insiders”), as amended by a Sponsor Letter Agreement (the “Sponsor Letter Agreement”), dated as of February 4, 2021, by and among 23andMe, Inc., VGAC, the Sponsor, the VGAC Insiders and Credit Suisse Securities (USA) LLC as representative of the several underwriters named in the underwriting agreement with respect to the initial public offering of VGAC (the “Underwriters”), the VGAC Insiders agreed to certain transfer restrictions applicable to 12,713,750 of the Class B ordinary shares of VGAC held by the Sponsor and VGAC Insiders (the “Founder Shares”), which were converted in the Business Combination to a like number of shares of Class A common stock of the Company. Pursuant to the VGAC IPO Letter Agreement, as amended by the Sponsor Letter Agreement, 70% of the Founder Shares cannot be transferred (subject to certain limited exceptions) until the earlier to occur of (i) one year after the Closing Date, or (ii) the date following the completion of the Business Combination on which the Company completes a liquidation, merger, share exchange, or other similar transaction that results in all of the stockholders having the right to exchange their ordinary shares for cash, securities, or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading-day period commencing at least 150 days after the Business Combination, 70% of the Founder Shares will be released from the lock-up. As of June 30, 2022, the Company did not meet any thresholds for the shares to be released from lock-up. The Founders Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505, Equity (“ASC 505”).

Following the closing of the Merger, 3,814,125 of the Class B ordinary shares of VGAC held by the Sponsor as of the date of the Sponsor Letter Agreement (the “Earn-Out Shares”), which constitute the remaining 30% of the Founder Shares, and were converted in the Business Combination into a like number of shares of the Company’s Class A common stock, are subject to a lock-up of seven years. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period, and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of June 30, 2022, the Company did not meet any earn out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505.

PIPE Investment

On February 4, 2021, concurrently with the execution of the Merger Agreement, VGAC entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which such investors collectively subscribed for an aggregate of 25,000,000 shares of the Company’s Class A common stock at $10.00 per share for aggregate gross proceeds of $250.0 million (the “PIPE Investment”). The Anne Wojcicki Foundation, which subscribed for 2,500,000 shares of the Company’s Class A common stock, is affiliated with the Company’s CEO and therefore a related party. The PIPE Investment was consummated concurrently with the closing of the Merger on the Closing Date.

4. Variable Interest Entities

The Company determined that the PMCs and Affiliated Pharmacies are variable interest entities (“VIEs”) due to the respective equity holders having nominal capital at risk, and the Company has a variable interest in each of the PMCs and Affiliated Pharmacies. The Company consolidated the PMCs and Affiliated Pharmacies under the VIE model since the Company has the power to direct activities that most significantly impact the VIEs’ economic performance and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIEs. Under the VIE model, the Company presents the results of operations and the financial position of the VIEs as part of the condensed consolidated financial statements of the Company.

Furthermore, as a direct result of the financial support the Company provides to the VIEs (e.g. loans), the interests held by holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the VIEs. Therefore, all income and expenses recognized by the VIEs are allocated to the Company’s stockholders.

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the VIEs after elimination of intercompany transactions were $0.7 million and $0.1 million, respectively, as of June 30, 2022 and $11.2 million and $13.3 million, respectively, as of March 31, 2022. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $10.7 million for the three months ended June 30, 2022. Net loss included on the condensed consolidated statements of operations and comprehensive loss was not material for the three months ended June 30, 2022. There were no VIEs during the three months ended June 30, 2021.

5. Collaborations

GlaxoSmithKline Agreement

In July 2018, the Company and an affiliate of GlaxoSmithKline plc (“GSK”) entered into a four-year exclusive drug discovery and development collaboration agreement (the “GSK Agreement”) for collaboration on identification and development of therapeutic agents with a unilateral option for GSK to extend the term for an additional year. The Company concluded that GSK is considered a customer. Therefore, the Company has applied the guidance in Topic 606 to account for and present consideration received from GSK related to research services provided by the Company. The Company’s activities under the GSK Agreement, which include reporting, drug target discovery, and joint steering committee participation, represent one combined performance obligation to deliver research services. In addition, the GSK Agreement, along with subsequent amendments, provided GSK the right to include certain identified pre-existing Company programs in the collaboration at GSK’s election, each of which is considered distinct from the research services. The exercise price for the pre-existing program options varied to reflect the respective stage of development of each such program, with up to two such programs being offered for no additional charge. The two programs offered for no additional charge were material rights and therefore also identified as performance obligations within the arrangement.

In addition to cost-sharing during the performance of research services which is recorded within cost of revenue when incurred in the Consumer and Research Services segment, once drug targets have been identified for inclusion in the collaboration, the Company and GSK equally share in the costs of further research, development, and commercialization of identified targets, subject to certain rights of either party to opt-out of funding at certain predetermined development milestones. These cost-sharing charges for costs incurred subsequent to the identification of drug targets have been included in research and development expense in the condensed consolidated statements of operations and comprehensive loss during the period incurred. The Company may also share in the net profits or losses of products that are commercialized pursuant to the collaboration or receive royalties on products which are successfully commercialized.

On January 18, 2022, GSK elected to exercise its option to extend the exclusive target discovery period of the ongoing collaboration with the Company for an additional year to July 2023. The Company will receive a one-time payment of $50.0 million to extend the period.

The Company recognizes revenue related to the GSK Agreement as the performance obligation is satisfied using an input method to measure progress. The Company believes that actual hours incurred relative to projected hours is the most accurate measurement of progress for the input method. The Company recognized research services revenue related to the GSK Agreement of $8.3 million and $11.2 million during the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and March 31, 2022, the Company had deferred revenue, all of which was current, related to the GSK Agreement of $0.9 million and $9.2 million, respectively. As of June 30, 2022 and March 31, 2022, there were no receivables or contract assets recorded in prepaid expenses and other current assets related to the GSK Agreement. Cost-sharing amounts incurred subsequent to the identification of targets, included in research and development expenses, were $3.5 million and $6.0 million during the three months ended June 30, 2022 and 2021, respectively. Cost-sharing amounts incurred prior to the identification of targets included in cost of revenue were $(0.2) million and $0.4 million during the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and March 31, 2022, the Company had $9.1 million and $18.3 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within accounts payable and accrued expenses and other current liabilities in the condensed consolidated balance sheets. GSK had a 18.2% and 16.3% voting interest in the Company as of June 30, 2022 and March 31, 2021, respectively, and is therefore considered to be a related party.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	March 31,
	2022	2022
	(in thousands)
Computer and software	$10,965	$10,573
Laboratory equipment and software	51,667	51,557
Furniture and office equipment	9,017	8,926
Leasehold improvements	40,640	40,566
Capitalized asset retirement obligations	853	853
Property and equipment, gross	113,142	112,475
Less: accumulated depreciation and amortization	(66,228)	(62,624)
Property and equipment, net	$46,914	$49,851

Depreciation and amortization expense was $3.8 million and $4.1 million for the three months ended June 30, 2022 and 2021, respectively.

Internal-use Software, Net

Internal-use software, net consisted of the following:

	June 30,	March 31,
	2022	2022
	(in thousands)
Capitalized internal-use software	$16,432	$14,804
Less: accumulated amortization	(6,137)	(5,169)
Internal-use software, net	$10,294	$9,635

The Company capitalized $1.9 million and $0.9 million in internal-use software during the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, amortization expense related to internal-use software was $1.0 million and $0.6 million, respectively, including approximately $0.1 million of stock-based compensation expense for both periods. Impairment to internal-use software was $0.2 million for the three months ended June 30, 2022. There was no impairment to internal-use software for the three months ended June 30, 2021.

Intangible Assets, Net

Intangible assets, net as of June 30, 2022, consisted of the following:

	June 30, 2022
	Weighted Average Remaining Useful Life- Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer Relationships	1.3	$14,900	$(4,967)	$9,933
Partnerships	6.4	23,200	(2,454)	20,746
Trademark	4.3	11,000	(1,467)	9,533
Developed Technology	6.3	24,100	(2,295)	21,805
Non-Compete Agreements	4.3	2,800	(373)	2,427
Patents	6.2	5,500	(551)	4,949
Total intangible assets		$81,500	$(12,107)	$69,393

Amortization expense for intangible assets was $4.5 million for the three months ended June 30, 2022. There was no amortization expense for the three months ended June 30, 2021.

Intangible assets, net as of March 31, 2022, consisted of the following:

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

Estimated future amortization expense of the identified intangible assets as of June 30, 2022, is as follows:

Estimated Amortization
(in thousands)
Fiscal years ending March 31,
Remainder of 2023	$13,613
2024	15,086
2025	10,741
2026	10,741
2027	8,728
Thereafter	10,484
Total estimated future amortization expense	$69,393

Accrued Expense and Other Current Liabilities

Accrued expense and other current liabilities consisted of the following:

	June 30,	March 31,
	2022	2022
	(in thousands)
Accrued payables	$29,714	$27,654
Accrued compensation and benefits	20,871	14,898
Accrued taxes and other	1,456	2,036
Total accrued expenses and other current liabilities	$52,041	$44,588

7. Leases

The Company’s lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods from 0.7 years to 9.1 years. For purposes of calculating lease liabilities, lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise those options.

The Company incurred total lease costs in its condensed consolidated statements of operations and comprehensive loss of $3.4 million and $3.5 million for the three months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were as follows:

June 30,
2022
(in thousands)
Fiscal years ending March 31,
Remainder of 2023	$10,079
2024	14,934
2025	14,464
2026	11,105
2027	11,348
Thereafter	53,095
Total future operating lease payments	115,025
Less: imputed interest	(30,896)
Total operating lease liabilities	$84,129

8. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties for purchases. As of June 30, 2022, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer totaling $57.1 million.

Legal Matters

On December 10, 2019, Celmatix Inc. (“Celmatix”) filed a lawsuit in the Supreme Court of the State of New York against the Company asserting claims against the Company for breach of contract and the implied covenant of good faith and fair dealing, and tortious interference with contract and prospective economic advantage, alleging damages that, according to the compliant, plaintiff “believed to be in excess of $100 million.” On February 14, 2020, the Company filed its answer, denying all of the material allegations of the complaint and asserting counterclaims against Celmatix for breach of contract. Celmatix amended its complaint on July 13, 2021, asserting an additional claim against the Company for fraudulent inducement of contract. On July 19, 2021, the Company filed its answer to the amended complaint, denying all of the material allegations and asserting a counterclaim and an additional defense of fraudulent inducement of contract. On October 29, 2021, both parties made motions for partial summary judgment in their favor. Briefing of the parties’ respective motions was completed in December 2021. On March 30, 2022, the Company and Celmatix agreed to a settlement, pursuant to which the Company made a payment of $10.0 million net of insurance coverage and all claims and counter-claims were released. The parties filed a Stipulation of Dismissal and Discontinuance with Prejudice on April 22, 2022. On April 25, 2022, the presiding judge entered an order noting that the motions for summary judgment are moot, canceling all future appearances and marking the case as disposed. As a result of the settlement, the Company recorded a net loss on litigation settlement of $10.0 million during the fiscal year ended March 31, 2022.

Indemnification

As of June 30, 2022, the Company did not have any indemnification claims.

9. Common Stock and Preferred Stock

Common Stock

On the Closing Date, in connection with the Merger, the Company amended and restated its certificate of incorporation to authorize 1,490,000,000 shares of common stock, of which 1,140,000,000 shares are designated Class A common stock and 350,000,000 shares are designated Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock any time at the option of the holder and is automatically converted into one share of Class A common stock upon transfer (except for certain permitted transfers). Once converted into Class A common stock, the Class B common stock will not be reissued. Additionally, pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock having a par value of $0.0001 per share (“Preferred Stock”). The Company’s Board of Directors has the authority to issue shares of the Preferred Stock in one or more series and to determine the preferences, privileges, and restrictions, including voting rights, of those shares. As of June 30, 2022, no shares of Preferred Stock were issued and outstanding.

Reserve for Issuance

The Company has the following shares of common stock reserved for future issuance, on an as-if converted basis:

	June 30,	March 31,
	2022	2022
Outstanding stock options	71,980,548	73,609,565
Outstanding restricted stock units	23,076,570	10,676,378
Remaining shares available for future issuance under 2021 Equity Incentive Plan	48,995,670	48,895,572
Remaining shares available for future issuance under Employee Stock Purchase Plan	11,420,000	11,420,000
Total shares of common stock reserved	155,472,788	144,601,515

10. Equity Incentive Plans and Stock-Based Compensation

2006 Equity Incentive Plan

In 2006, 23andMe, Inc. established its 2006 Equity Incentive Plan, as amended (the “2006 Plan”), which provides for the grant of stock options and restricted stock to its employees, directors, officers, and consultants. The 2006 Plan allows for time-based or performance-based vesting for the awards. The 2006 Plan has been amended and restated at various times since its adoption. As of June 30, 2022, there have been no performance-based awards granted under the 2006 Plan.

2021 Equity Incentive Plan

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

The 2021 Plan authorizes the issuance or transfer of up to 136,000,000 shares of Class A common stock. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting in 2022, in an amount equal to (i) 22,839,019 shares of Class A common stock, (ii) 3.0% of the aggregate number of shares of Class A common stock and Class B common stock outstanding, or (iii) a lesser number of shares determined by the Company’s Board of Directors prior to the applicable January 1 (the “Evergreen Provision”). In November 2021, in connection with the Lemonaid Acquisition, the Company registered an additional 2,990,386 shares of Class A common stock issuable under the 2021 Plan, which represent shares of Class A common stock issuable in exchange for outstanding options initially granted under Lemonaid Health’s 2014 Equity Incentive Plan, as amended. On June 15, 2022, in accordance with and pursuant to the Evergreen Provision, the Company registered an additional 13,384,415 shares of Class A common stock issuable under the 2021 Plan.

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

In February 2022, the Compensation Committee of the Company’s Board of Directors adopted a restricted stock unit (“RSU”) conversion and deferral program for non-employee directors. The purpose of the program is to provide directors with the option to convert all or a portion of their cash compensation into an RSU award under the 2021 Plan and the opportunity to defer settlement of all or a portion of their RSU awards. As of June 30, 2022, no directors have elected to convert any of their cash compensation or defer settlement of any of their RSU awards under the program.

On June 9, 2022, the Compensation Committee of the Company’s Board of Directors adopted an annual incentive plan under the 2021 Plan (the “2022 AIP”) effective April 1, 2022. The purpose of the 2022 AIP is to provide employees and other service providers of 23andMe, Inc. and its affiliates selected by the Compensation Committee with the opportunity to earn annual incentive compensation based upon the achievement of certain pre-determined performance measures during the applicable performance period. All incentive awards payable under the 2022 AIP will be paid in cash or in the form of RSUs issued by the Company under the 2021 Plan. During the three months ended June 30, 2022, the Company did not issue any shares under the 2022 AIP. The Company recorded stock-based compensation costs of $5.0 million in accrued expenses and other current liabilities as of June 30, 2022 to reflect the current quarter portion based on the estimated stock-based compensation costs to be incurred under the 2022 AIP for the fiscal year ending March 31, 2023.

Stock Option Activity

Stock option activity and activity regarding shares available for grant under the 2021 Plan is as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, years, and per share data)
Balance as of March 31, 2022	73,609,565	$4.21	6.9	$35,979
Granted	1,700,512	$3.56
Exercised	(1,065,784)	$1.44
Cancelled/Forfeited/Expired	(2,263,745)	$4.89
Balance as of June 30, 2022	71,980,548	$4.21	6.6	$14,170
Vested and exercisable as of June 30, 2022	44,547,740	$3.96	5.4	$9,774

The weighted average grant-date fair value of options granted for the three months ended June 30, 2022 was $2.44. There were no options granted during the three months ended June 30, 2021. The intrinsic value of vested options exercised for the three months ended June 30, 2022 and 2021 was $1.5 million and $5.7 million, respectively. As of June 30, 2022, unrecognized stock-based compensation cost related to unvested stock options was $93.8 million, which is expected to be recognized over a weighted-average period of 2.8 years. Due to a valuation allowance on deferred tax assets, the Company did not recognize any tax benefit from stock option exercises for the three months ended June 30, 2022 and 2021.

The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Three Months Ended June 30,
	2022		2021
	Min	Max	Min	Max
Expected term (years)	6.0	6.8	6.0	6.1
Expected volatility	76%	77%	67%	68%
Risk-free interest rate	2.8%	2.8%	0.4%	0.5%
Expected dividend yield	—	—	—	—

Restricted Stock Units

Under the 2006 Plan and 2021 Plan, RSUs may be granted to employees, non-employee directors, and consultants. The RSUs vest ratably over a period ranging from one to four years and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

The following table summarizes the RSU activity under the equity incentive plans and related information:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2022	10,676,378	$9.70
Granted	14,655,582	$3.48
Vested	(1,461,448)	$6.73
Cancelled/forfeited	(793,942)	$6.92
Balance as of June 30, 2022	23,076,570	$6.03

As of June 30, 2022, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $131.0 million, which is expected to be recognized over a weighted-average period of 3.5 years.

Stock Subject to Vesting

In November 2021, the Company granted 3,747,027 shares of Class A common stock subject to vesting with an aggregate grant date fair value of $43.9 million in connection with the Lemonaid Acquisition. Vesting of the shares is contingent on each recipient’s continued employment, both of whom are part of the management team within the General and Administrative department. Accordingly, the Company has recognized stock-based compensation expense related to these awards of $2.7 million for the three months ended June 30, 2022 within general and administrative expenses. The expense will be recognized over a four-year vesting period with quarterly vesting and no cliff. Unrecognized stock-based compensation expense of $36.7 million will be recognized over a weighted average period of 3.3 years.

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

The ESPP provides for concurrent 12-month offerings with purchases each six months commencing on March 1 and September 1 of each year with purchases on August 31 and February 28 of each year. As of June 30, 2022, no shares of the Company’s Class A common stock have been purchased under the ESPP. Employees participating in the ESPP commence payroll withholdings that accumulate through the end of the respective offering period. As of June 30, 2022, $2.3 million has been withheld via employee payroll deductions for employees who have opted to participate in the purchase period ending August 31, 2022.

Stock-Based Compensation

The total stock-based compensation expense related to stock options and RSUs by line item in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss is summarized as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Cost of revenue	$3,327	$798
Research and development	12,076	5,607
Sales and marketing	2,889	903
General and administrative	12,170	2,329
Total stock-based compensation expense	$30,462	$9,637

11. Income Taxes

The Company computes provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of a valuation allowance against its deferred tax assets.

An income tax benefit of $0.3 million was recognized for the three months ended June 30, 2022. This benefit from income taxes is reflected on the condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2022. There was no income tax benefit or expense recognized for the three months ended June 30, 2021. The Company continues to maintain a full valuation allowance on the remaining net deferred tax assets of the U.S. entities as it is more likely than not that the Company will not realize the deferred tax assets. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and the United Kingdom. The Company is not currently under examination by income tax authorities in federal, state, or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits.

12. Net Loss Per Share Attributable to Common Stockholders

The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A and Class B common stock under the two-class method.

No dividends were declared or paid for the three months ended June 30, 2022 and 2021.

The Company’s stock options, early exercised stock options, RSUs, and restricted stock awards subject to vesting are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Net loss attributable to common stockholders is equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(48,584)	$(40,948)	$(7,945)	$(34,081)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	242,292,436	204,212,893	31,797,184	136,394,578

Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.20)	$(0.25)	$(0.25)

The potential shares of Class A common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive are as follows (there were none for Class B common stock for both periods presented):

	As of June 30,
	2022	2021
Outstanding stock options	71,980,548	65,962,668
Restricted stock units	23,076,570	2,837,769
Shares subject to vesting	3,278,650	—
Warrants	—	25,065,608
ESPP	3,456,238	—
Total	101,792,006	93,866,045

13. Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 8, 2022, the date at which the condensed consolidated financial statements were available to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the Fiscal 2022 Form 10-K, including the audited consolidated financial statements of 23andMe Holding Co. as of March 31, 2022 and 2021 and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein, as well as the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the Fiscal 2022 Form 10-K and our subsequent reports filed with the SEC, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “we,” “us,” and “our” refer to 23andMe Holding Co., a Delaware corporation formerly known as VG Acquisition Corp. and its consolidated subsidiaries. References to VG Acquisition Corp. or “VGAC” refer to the Company prior to the consummation of the Business Combination.

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

We completed our acquisition of Lemonaid Health, Inc. (“Lemonaid Health”) on November 1, 2021 (the “Lemonaid Acquisition”). Lemonaid Health, an on-demand platform for accessing medical care and pharmacy services online, offers telemedicine, lab, and pharmacy services to patients in all 50 states, the District of Columbia, and the U.K. We believe that the addition of Lemonaid Health's telehealth services to our consumer business will enable us to bring better healthcare to individuals in an affordable and accessible way and offer personalized healthcare, based on a patient’s wellness, choices, and genetics.

Our Therapeutics business focuses on the use of genetic insights to validate and develop novel therapies to improve patients’ lives. We currently have research programs across several therapeutic areas, including oncology, respiratory, and cardiovascular diseases. In July 2018, we signed an exclusive agreement with an affiliate of GlaxoSmithKline plc (“GSK”) GSK to leverage genetic insights to validate, develop, and commercialize promising drugs (the “GSK Agreement”). This multi-year collaboration is expected to identify and prioritize genetically validated drug targets, enable rapid progression of clinical programs, and bring useful new drugs to market. In addition to our collaboration with GSK, we have several proprietary programs, one of which is being pursued in collaboration with Almirall, S.A.

Our second most advanced program, 23ME-00610, is an antibody that blocks the suppression of T-cells by tumors and reactivates their immune response. 23ME-00610 is wholly owned by us, and this program entered Phase 1 clinical trials in January 2022. Following the expiration of the GSK Agreement, we will have the opportunity to collaborate with, or out-license other wholly owned programs to third parties or to develop them independently.

We operate in two reporting segments: Consumer & Research Services and Therapeutics. The Consumer & Research Services segment consists of our PGS and telehealth business, as well as research services that we perform under agreements with third parties, including the GSK Agreement, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. For the three months ended June 30, 2022 and 2021, all our revenues were derived from our Consumer & Research Services segment. There was no Therapeutics revenue for both periods presented.

The table below reflects our revenue for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Consumer & Research Services Revenue	$64,513	$59,239	$5,274	9%
Total Revenue	$64,513	$59,239	$5,274	9%

The table below reflects our two segments’ Adjusted EBITDA (as defined below) for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Consumer & Research Services
Adjusted EBITDA (1)	$(16,997)	$(505)	$(16,492)	NM (2)
Therapeutics
Adjusted EBITDA (1)	$(18,465)	$(18,303)	$(162)	1%

(1) Adjusted EBITDA is the measure of segment profitability reported to our Chief Executive Officer (“CEO”), who is our chief operating decision-maker (“CODM”). We define Adjusted EBITDA as net income before net interest income, net other income (expense), changes in fair value of warrant liabilities, income tax benefit, depreciation and amortization of fixed assets, amortization of internal use software, amortization of acquired intangible assets, non-cash stock-based compensation expense, acquisition-related costs, and expenses related to other charges, if applicable, for the period. See “—Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net loss.

(2) Not Meaningful

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2022 Form 10-K.

New Customer Acquisition

PGS. Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 68% and 81% of our total revenues for the three months ended June 30, 2022 and 2021, respectively. In addition, kit sales are a source of subscribers to our new subscription service, which represented approximately 5% and 2% of our total revenue for the three months ended June 30, 2022 and 2021, respectively. We expect PGS revenues to grow through a combination of kit sales, our new subscription service, and new product offerings that enhance or add new product features. This will be achieved by increasing awareness of our current and new offerings in existing markets and expanding into new markets.

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

Telehealth. Our ability to attract new patients and members is a key factor for the future growth of our telehealth business. Revenue from our telehealth business represented approximately 18% of our total revenues for the three months ended June 30, 2022. Telehealth awareness, acceptance, and usage have been positively impacted by the COVID-19 pandemic, leading to increased consumer acceptance of virtual care. While we anticipate continued growth, there are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, and competition is intense.

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

We have one therapeutic product candidate, GSK6097608, our joint immuno-oncology antibody program with GSK, in clinical development, for which we have elected to take a royalty option. Our wholly-owned immuno-oncology antibody, 23ME-00610, entered Phase 1 clinical trials in January 2022. Additional programs are in research or preclinical stages of development. We have incurred, and will continue to incur, significant research and development costs for preclinical studies and clinical trials. We expect that our research and development expenses will continue to constitute a significant portion of our expenses in future periods.

Collaborations

Substantially all of our research services revenues are generated from the GSK Agreement. In January 2022, GSK elected to exercise its option to extend the exclusive target discovery period of the ongoing collaboration with us for an additional year ending in July 2023. We will receive a one-time payment of $50.0 million to extend the period. In addition, we elected to take a royalty option on our joint immuno-oncology antibody collaboration program with GSK targeting CD96 (GSK6097608, a.k.a. GSK’608). GSK will be solely responsible for GSK’608’s subsequent development in later-stage clinical trials, including full development costs moving forward. There was no Therapeutics revenue for the three months ended June 30, 2022 and 2021.

Our ability to enter into new collaboration agreements upon the expiration of the GSK Agreement will affect our research services revenues. If we are unable to enter into additional collaboration agreements, our future research services revenue may decline.

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

Expansion into New Categories

We launched our 23andMe+ subscription service in October 2020, and through the Lemonaid Acquisition, we began providing access to telehealth services in November 2021. We expect to expand into new categories and innovative healthcare models with the goal of driving future growth. Those opportunities include product enhancements, such as our proprietary polygenic risk scores, new product offerings aimed at extending our personalized and customer-centric philosophy to primary healthcare, and potential additional acquisitions of other consumer-oriented healthcare businesses. Such expansion would allow us to increase the number of engaged customers who purchase or subscribe for additional products and services.

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

In our Therapeutics segment, the advancement of our programs requires our scientists to have physical access to our laboratory facilities on a continuing basis, and we have implemented health and safety protocols and procedures to keep our laboratory facilities operating during the COVID-19 pandemic. In addition, despite the introduction and continued administration of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Omicron, Delta, and other variants and other areas that may affect our business operations. Despite our mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business, which are described in more detail in Part I, Item 1A., “Risk Factors,” of the Form 10-K. The duration of the COVID-19 pandemic and the impact of the efforts being made to contain it or to flatten the spread of the disease cannot be predicted with any accuracy, and this uncertainty could have a material impact on our financial results for the foreseeable future.

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

Basis of Presentation

The condensed consolidated financial statements and accompanying notes of the Company included elsewhere in this Form 10-Q include the accounts of 23andMe Holding Co. and its consolidated subsidiaries and variable interest entities and were prepared in accordance with GAAP. As 23andMe, Inc. is considered the Company’s accounting predecessor, certain historical financial information presented in the unaudited condensed consolidated financial statements represents the accounts of 23andMe, Inc. and its wholly owned subsidiary.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe the following metrics are useful in evaluating our business:

•
PGS Customers. When we refer to our “Customers,” this means individuals who have registered a PGS kit and provided their DNA sample. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming subscribers to our new 23andMe+ subscription service, especially if they consent to participate in our research. We had approximately 13.1 million and 11.6 million Customers as of June 30, 2022 and 2021, respectively.
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

Components of Results of Operations

Revenue

We recognize revenue in accordance with Topic 606 when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

See Note 2, “Summary of Significant Accounting Policies,” to our accompanying unaudited condensed consolidated financial statements for a more detailed discussion of our revenue recognition policies.

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

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the volume of PGS kit sales recognized, the prices we charge for our PGS products and research services, the prices we charge for telehealth services (medical visits, pharmacy services, and memberships), the fees we incur for lab processing PGS kits, the costs we incur for medical services and prescription drug costs, the revenues from our collaboration agreements and the personnel costs to fulfill them. We expect our Consumer & Research Services gross margin to increase over the long term as subscription revenues become a higher percentage of revenue mix, although our gross margin may fluctuate from period to period. Substantially all our research services revenue is currently derived from the GSK Agreement. If we are unable to add new research services agreements, our research services revenue may decline substantially following the expiration of the GSK Agreement in July 2023.

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

Research and Development Expenses

Our research and development expenses support our efforts to add new services and add new features to our existing services, and to ensure the reliability and scalability of our services across our Consumer and Research Services segment. Research and development expenses also include our efforts to discover and genetically validate new therapeutic product candidates and continue to develop our portfolio of existing therapeutic product candidates, either our own proprietary programs or those in collaboration with partners across our Therapeutics segment. Research and development expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our research and development personnel, collaboration expenses, preclinical and clinical trial costs, laboratory services and supplies costs, third-party data services, and allocated overhead.

We plan to continue to invest in personnel to support our research and development efforts. We intend to make significant investments in therapeutics research and development efforts as we ramp up our clinical trials and continue the GSK collaboration. This multi-year collaboration with GSK is expected to validate drug targets with novel genetic evidence, enable rapid progression of clinical programs, and bring useful new drugs to market. We expect that research and development expenses will increase on an absolute dollar basis in the foreseeable future as we continue to invest in our products, pipeline, and infrastructure for long-term growth. In addition, our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.

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

General and Administrative Expenses

General and administrative expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with corporate management, including our CEO office, finance, legal, compliance, regulatory, corporate communications and other administrative personnel. In addition, general and administrative expenses include professional fees for external legal, accounting, and other consulting services, as well as credit card processing fees related to PGS kit sales and telehealth services.

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

Other Income (Expense)

Other income (expense) includes interest income, net, and other income (expense), net. Interest income, net primarily consists of interest income earned on our cash deposits. Other income (expense), net primarily consists of change in fair value of warrants liabilities, effects of changes in foreign currency exchange rates, and other non-operating income and expenditures.

Benefit from Income Taxes

The income tax benefit primarily consists of an adjustment to the Lemonaid Health deferred tax liability recorded in fiscal year 2022. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations

Comparisons for Three Months ended June 30, 2022 and 2021

The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Revenue	$64,513	$59,239	$5,274	9%
Cost of revenue(1)	39,023	28,542	10,481	37%
Gross profit	25,490	30,697	(5,207)	(17%)
Operating expenses:
Research and development(1)	52,009	44,232	7,777	18%
Sales and marketing(1)	33,434	15,419	18,015	117%
General and administrative(1)	29,643	12,596	17,047	135%
Total operating expenses	115,086	72,247	42,839	59%
Loss from operations	(89,596)	(41,550)	(48,046)	116%
Other (expense) income:
Interest income, net	245	44	201	457%
Other income (expense), net	(435)	14	(449)	(3,207%)
Loss before income taxes	(89,786)	(42,026)	(47,760)	114%
Benefit from income taxes	254	-	254	100%
Net loss	$(89,532)	$(42,026)	$(47,506)	113%

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Cost of revenue	$3,327	$798
Research and development	12,076	5,607
Sales and marketing	2,889	903
General and administrative	12,170	2,329
Total stock-based compensation expense	$30,462	$9,637

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,
	2022	2021
	(as a percentage of total revenue)
Revenue	100%	100%
Cost of revenue	60%	48%
Gross margin	40%	52%
Operating expenses:
Research and development	80%	75%
Sales and marketing	52%	26%
General and administrative	46%	21%
Total operating expenses	178%	122%
Loss from operations	(138%)	(70%)
Other (expense) income:
Interest income, net	0%	0%
Other income (expense), net	(1%)	0%
Loss before income taxes	(139%)	(71%)
Benefit from income taxes	0%	0%
Net loss	(139%)	(71%)

Revenue

Total revenue increased by $5.3 million, or 9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was due primarily to an increase in consumer services revenue of $11.9 million attributable to telehealth services from the Lemonaid Acquisition, offset by a $3.7 million decrease in PGS revenue, driven mainly by lower PGS kit sales volume offset by an increase in subscription services revenue. This increase in consumer services revenue was partially offset by a $2.9 million decrease in research services revenue due primarily to lower project hours incurred pursuant to the GSK Agreement compared to the same period in the prior year.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue increased by $10.5 million, or 37%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Cost of revenue for consumer services increased by $11.4 million, driven mainly by a $12.0 million increase in telehealth services cost of revenue, primarily from $5.9 million in personnel-related expenses, $3.0 million in allocated overhead costs, and $0.9 million in amortization expense for developed technology, partially offset by a $0.6 million decrease primarily related to lower PGS kit sales volume. Cost of revenue for research services decreased by $0.9 million primarily due to lower project hours pursuant to the GSK Agreement.

Our gross profit decreased by $5.2 million, or 17%, to $25.5 million for the three months ended June 30, 2022 from $30.7 million for the three months ended June 30, 2021. The decrease in gross profit was primarily due to the increase in consumer services cost of revenue from telehealth services, and the decreases in PGS-related kit revenue and research services revenue as discussed above.

Our gross margin declined year over year, from 52% for the three months ended June 30, 2021 to 40% for the three months ended June 30, 2022, due to the integration of the telehealth business, which generates a lower gross margin than our PGS kit sales, and its share of overhead allocations, as well as increased PGS shipping costs passed on by carriers.

Research and Development Expenses

The following table sets forth our research and development expenses for the three months ended June 30, 2022 and 2021, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Personnel-related expenses	$30,740	$19,786	$10,954	55%
Lab-related research services	7,570	11,145	(3,575)	(32%)
Depreciation, equipment and supplies	2,114	2,247	(133)	(6%)
Facilities, other overhead allocation, and other	11,585	11,054	531	5%
Total research and development expenses	$52,009	$44,232	$7,777	18%

Research and development expenses for the three months ended June 30, 2022 was $52.0 million, compared to $44.2 million for three months ended June 30, 2021. This increase of $7.8 million, or 18%, was primarily attributable to the increase in personnel-related expenses of $11.0 million, due to increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation in connection with the new equity awards granted and accrued compensation under the 2022 AIP (as defined in Note 10, “Equity Incentive Plans and Stock-Based Compensation,” of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q). In addition, facilities, other overhead allocation, and other increased by $0.5 million due to higher allocated overhead costs driven by increased research and development headcount as well as increased personnel-related expenses for shared-cost departments during the three months ended June 30, 2022. These increases were partially offset by a $3.6 million decrease in lab-related research services primarily due to the opt-out exercised pursuant to the GSK Agreement with respect to sharing the costs of further research on therapeutic product candidate GSK6097608, and a $0.1 million decrease in depreciation, equipment and supplies.

For the three months ended June 30, 2022 and 2021, 54% and 53% of total research and development expenses were attributable to the Consumer and Research Services business, respectively, and 46% and 47% were attributable to our Therapeutics business, respectively.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses for the three months ended June 30, 2022 and 2021, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollars in thousands)
Advertising & brand	$20,534	$9,032	$11,502	127%
Personnel-related expenses	6,120	3,055	3,065	100%
Outside services, equipment and supplies	1,424	1,368	56	4%
Depreciation & amortization	3,315	—	3,315	100%
Facilities and other overhead allocation	2,041	1,964	77	4%
Total sales and marketing expenses	$33,434	$15,419	$18,015	117%

Sales and marketing expenses for the three months ended June 30, 2022 amounted to $33.4 million, as compared to $15.4 million for the three months ended June 30, 2021, representing an increase of $18.0 million, or 117%. This increase was primarily driven by the $11.5 million increase in advertising and brand-related spend in our marketing programs to grow our consumer business, of which $7.9 million was related to advertising and brand-related spend from the telehealth business. Depreciation and amortization increased $3.3 million due to amortization of acquired intangible assets, including customer relationships, trademarks, and partnerships from the Lemonaid Acquisition. Additionally, personnel-related expenses increased by $3.1 million due to increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation in connection with the new equity awards granted and accrued compensation under the 2022 AIP.

General and Administrative Expenses

Total general and administrative expenses increased by $17.0 million, or 135%, from $12.6 million for the three months ended June 30, 2021 to $29.6 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to the increase in personnel-related expenses of $11.8 million, which was a result of increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation expense for new equity awards granted. Other operating expenses increased by $2.7 million, primarily due to an increase in director and officer insurance as a public company. Outside services increased by $1.5 million, primarily due to an increase in outside services, mainly attributable to increased advisory, legal and consulting services related to the Business Combination (as defined in Note 3, “Recapitalization,” of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q), the Lemonaid Acquisition, and the related integration fees. Facilities and overhead allocation increased by $1.0 million, primarily due to higher allocated overhead costs driven by increased headcount, as well as increased personnel-related expenses for shared-cost departments during the three months ended June 30, 2022.

Interest Income, Net

Interest income, net was $0.2 million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively.

Other Income (Expense), Net

Other income (expense), net was $(0.4) million and less than $0.1 million for the three months ended June 30, 2022 and 2021, respectively.

Benefit from Income Taxes

Benefit from income taxes was $0.3 million for the three months ended June 30, 2022. There was no income tax expense or benefit from the three months ended June 30, 2021.

Adjusted EBITDA

We evaluate the performance of each segment based on Adjusted EBITDA, which is a non-GAAP financial measure that we define as net income before interest income, net other income (expense), changes in fair value of warrant liabilities, income tax benefit, depreciation and amortization of fixed assets, amortization of internal use software, amortization of acquired intangible assets, non-cash stock-based compensation expense, acquisition-related costs, and expenses related to restructuring and other charges, if applicable for the period. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.

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

The following tables reconcile net loss to Adjusted EBITDA for the three months ended June 30, 2022 and 2021 on a company-wide basis and for each of our segments:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Segment Revenue
Consumer & Research Services	$64,513	$59,239
Total revenue (2)	$64,513	$59,239
Segment Adjusted EBITDA
Consumer & Research Services Adjusted EBITDA	$(16,997)	$(505)
Therapeutics Adjusted EBITDA	(18,465)	(18,303)
Unallocated Corporate (1)	(14,253)	(8,467)
Total Adjusted EBITDA	$(49,715)	$(27,275)

Reconciliation of net loss to Adjusted EBITDA
Net loss	$(89,532)	$(42,026)
Adjustments:
Interest (income) expense, net	(245)	(44)
Other (income) expense, net	435	(14)
Income tax benefit	(254)	—
Depreciation and amortization	5,104	4,638
Amortization of acquired intangible assets	4,315	—
Stock-based compensation expense	30,462	9,637
Total Adjusted EBITDA	$(49,715)	$(27,275)

(1)
Certain expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(2)
There was no Therapeutics revenue for the three months ended June 30, 2022 and 2021.

Consumer & Research Services

Consumer & Research Services Adjusted EBITDA declined for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to a $11.5 million increase in advertising and brand-related spend in our marketing programs to grow our consumer business, and a $11.6 million increase in expenses, primarily due to personnel-related expenses driven by increased salaries and related taxes as a result of inflation and growth in headcount, mainly attributable to telehealth services.

The foregoing increase to expenses was partially offset by increases in our total revenue of $5.3 million. Revenue growth was primarily driven by an increase in consumer services revenue of $11.9 million attributable to telehealth services from the Lemonaid Acquisition. This increase was partially offset by a $3.7 million decrease in PGS revenue driven mainly by lower PGS kit sales volume offset by an increase in subscription service revenue. The increase was also offset by a $2.9 million decrease in research services revenue due primarily to lower project hours incurred pursuant to the GSK Agreement, compared to the same period in the prior year.

Therapeutics

Therapeutics' Adjusted EBITDA slightly declined for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, primarily due to an $1.9 million increase in personnel-related expenses due to growth in headcount and increased salaries and related taxes as a result of inflation. Additionally, facilities, other overhead allocation and other increased by $1.8 million primarily due to growth in research and development headcount as well as increased personnel-related expenses for shared-cost departments during the three months ended June 30, 2022. This spend increase was partially offset by a $3.6 million decrease in lab-related research and development expenses primarily due to the opt-out exercised pursuant to the GSK Agreement with respect to sharing the costs of further research on therapeutic product candidate GSK6097608.

Liquidity and Capital Resources

We have financed our operations primarily through sales of equity securities and revenue from sales of PGS, telehealth, and research services. During the fiscal year ended March 31, 2022, we received gross proceeds of $309.7 million from the Business Combination and $250.0 million from the PIPE Investment. Our primary requirements for liquidity and capital are to fund operating needs and finance working capital, capital expenditures, and general corporate purposes.

As of June 30, 2022, our principal source of liquidity was our cash balance of $479.4 million, which is held for working capital purposes. We have generated significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $1,284.3 million as of June 30, 2022. As of the date of this Form 10-Q, we believe our existing cash resources are sufficient to continue operating activities for the next 12 months.

We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in research and development, additional general and administrative costs we expect to incur in connection with operating as a public company, and additional sales and marketing costs we expect to incur as a result of the Lemonaid Acquisition. Cash from operations could also be affected from our customers and other risks set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2022 10-K. We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing, and research and development efforts. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

For the three months ended June 30, 2022, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in the Fiscal 2022 Form 10-K. See Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) operating activities	$(73,040)	$(44,533)
Net cash (used in) investing activities	$(2,900)	$(1,387)
Net cash provided by financing activities	$1,533	$533,369

Cash Flows from Operating Activities

Net cash used in operating activities of $73.0 million for the three months ended June 30, 2022 was primarily related to a net loss of $89.5 million, partially offset by non-cash charges for stock-based compensation of $30.5 million, depreciation and amortization of $8.4 million and amortization and impairment of internal-use software of $1.1 million. The net changes in operating assets and liabilities of $23.4 million were primarily related to a decrease in accounts payable of $19.2 million primarily due to timing of vendor payments, a decrease in deferred revenue of $13.1 million mainly due to a decrease in PGS sales and lower project hours incurred pursuant to the GSK Agreement, a decrease in operating lease liabilities of $2.2 million primarily due to lease payments, which were offset by a decrease in prepaid expenses and other current assets of $7.3 million primarily due to a decrease in other receivables and prepaid usage, an increase in accrued expenses and other current liabilities of $2.5 million primarily due to timing of vendor invoice receipts and accrued stock-based compensation costs under the 2022 AIP, and a decrease in deferred cost of revenue of $1.2 million primarily driven by a decrease in sales.

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

Net cash used in investing activities was $2.9 million for the three months ended June 30, 2022, which consisted of purchases of property and equipment of $1.6 million and capitalization of internal-use software costs of $1.2 million.

Net cash used in investing activities was $1.4 million for the three months ended June 30, 2021, which consisted of purchases of property and equipment of $0.7 million and capitalization of internal-use software costs of $0.7 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.5 million for the three months ended June 30, 2022, which consisted of $1.5 million in proceeds from the exercise of stock options.

Net cash provided by financing activities was $533.4 million for the three months ended June 30, 2021, which consisted of $309.7 million in proceeds from the Business Combination, $250.0 million of proceeds from the PIPE Investment, $2.7 million in proceeds from the exercise of stock options, which were partially offset by $29.1 million in payments of deferred offering costs.

Contractual Obligations and Commitments

Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods from 0.7 years to 9.1 years. Refer to Note 7, “Leases,” of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations.

In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 8, “Commitments and Contingencies,” of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our commitments as of June 30, 2022.

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

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test goodwill each fiscal year on January 1st for impairment at Consumer & Research Services reporting unit level. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Performance of the qualitative impairment assessment requires judgment in identifying and considering the significance of relevant events and circumstances including external factors such as macroeconomic and industry conditions and the legal and regulatory environment, as well as entity-specific factors such as actual and planned financial performance, that could impact the fair value of our Consumer & Research Services reporting unit. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, we will proceed to perform the quantitative impairment test in which the fair value of the reporting unit is compared with its carrying amount, and an impairment charge will be recorded for the amount by which the carrying amount exceeds the reporting unit's fair value, if any.

Our annual assessment for goodwill impairment was performed as of January 1, 2022. The assessment indicated that is it more likely than not that the fair value of the Consumer & Research Services reporting unit exceeds its carrying amount. We are not experiencing constraints on access to capital, poor financial performance, nor do we intend to scale down our business. We have not experienced any conditions that would require a write-down of our other assets, including long-lived assets. Therefore, no goodwill impairment charges were recorded as a result of our 2022 impairment analysis. Furthermore, in considering potential indicators of impairment, the Company has considered recent events and circumstances and concluded there is no evidence that changes our most recent conclusions.

Except as set forth above, there have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Fiscal 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

As of June 30, 2022, we had cash of $479.4 million. Cash consists of cash in banks and bank deposits and is not subject to market risk. A hypothetical 10% change in interest rates during the three months ended June 30, 2022 and 2021 would not have had a material impact on our historical condensed consolidated financial statements.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all our revenue and expenses are denominated in U.S. dollars. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended June 30, 2022 and 2021. To date, we have not engaged in any hedging strategies. As our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

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

As of June 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over financial reporting described below. Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

Remediation Efforts to Address the Previously Disclosed Material Weakness

A material weakness in our internal control over financial reporting was identified as of March 31, 2020 and 2021, and remains unremediated at June 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified was a lack of sufficient resources in our finance function to meet our financial reporting requirements. This material weakness resulted in insufficient management review of journal entries, account reconciliations, and review of financial statements. Management continues to review and make necessary changes to the overall design of our internal control environment, including implementing additional internal controls over journal entries, account reconciliation and the review of financial statements. We are in the process of adding additional resources to our finance function to enhance the effectiveness of internal controls over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we plan to complete this remediation process as quickly as possible, we cannot estimate at this time how long it will take.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 8, “Commitments and Contingencies,” of the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

10.1+	23andMe Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on June 13, 2022).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

23ANDME HOLDING CO.

Date:	August 9, 2022	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ Steven Schoch
Name: Steven Schoch
Chief Financial and Accounting Officer
(Principal Financial Officer)