Form 10-Q
period 2022-09-30
23andMe Holding Co.
filed 2022-11-07
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 286,738,037 shares of Class A common stock, $0.0001 par value per share, and 168,746,745 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$410,891	$553,182
Restricted cash	1,599	1,599
Accounts receivable, net (related party amounts of $50,001 and nil as of September 30, 2022 and March 31, 2022, respectively)	52,883	3,380
Inventories	13,806	10,789
Deferred cost of revenue	6,786	7,700
Prepaid expenses and other current assets	20,240	25,139
Total current assets	506,205	601,789
Property and equipment, net	44,057	49,851
Operating lease right-of-use assets	51,888	55,577
Restricted cash, noncurrent	6,974	6,974
Internal-use software, net	11,507	9,635
Intangible assets, net	64,928	73,905
Goodwill	351,744	351,744
Other assets	3,429	2,593
Total assets	$1,040,732	$1,152,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (related party amounts of $3,652 and $12,567 as of September 30, 2022 and March 31, 2022, respectively)	$10,549	$37,930
Accrued expenses and other current liabilities (related party amounts of $2,763 and $5,772 as of September 30, 2022 and March 31, 2022, respectively)	44,420	44,588
Deferred revenue (related party amounts of $35,993 and $9,181 as of September 30, 2022 and March 31, 2022, respectively)	81,923	62,939
Operating lease liabilities	8,014	7,784
Total current liabilities	144,906	153,241
Operating lease liabilities, noncurrent	73,867	78,524
Other liabilities	2,639	4,647
Total liabilities	$221,412	$236,412
Commitments and contingencies (Note 8)
Stockholders' equity
Common Stock - Class A shares, par value $0.0001, 1,140,000,000 shares authorized as of September 30, 2022 and March 31, 2022, 266,937,775 and 228,174,718 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively; Class B shares, par value $0.0001, 350,000,000 shares authorized as of September 30, 2022 and March 31, 2022, 188,515,261 and 220,637,603 shares issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	45	45
Additional paid-in capital	2,167,968	2,110,160
Accumulated other comprehensive income	1,632	179
Accumulated deficit	(1,350,325)	(1,194,728)
Total stockholders’ equity	819,320	915,656
Total liabilities and stockholders’ equity	$1,040,732	$1,152,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue (related party amounts of $14,925 and $10,002 for the three months ended September 30, 2022 and 2021, respectively, and $23,190 and $21,212 for the six months ended September 30, 2022 and 2021, respectively)	$75,659	$55,204	$140,172	$114,443
Cost of revenue (related party amounts of $(271) and $(184) for the three months ended September 30, 2022 and 2021, respectively, and $(510) and $264 for the six months ended September 30, 2022 and 2021, respectively)	37,386	27,276	76,409	55,818
Gross profit	38,273	27,928	63,763	58,625
Operating expenses:
Research and development (related party amounts of $2,717 and $5,864 for the three months ended September 30, 2022 and 2021, respectively, and $6,266 and $11,886 for the six months ended September 30, 2022 and 2021, respectively)	52,598	44,523	104,607	88,755
Sales and marketing	24,835	13,588	58,269	29,007
General and administrative	28,881	16,264	58,524	28,860
Total operating expenses	106,314	74,375	221,400	146,622
Loss from operations	(68,041)	(46,447)	(157,637)	(87,997)
Other income (expense):
Interest income, net	1,392	92	1,637	136
Change in fair value of warrant liabilities	—	29,828	—	29,294
Other income (expense), net	(687)	3	(1,122)	17
Loss before income taxes	(67,336)	(16,524)	(157,122)	(58,550)
Benefit from income taxes	1,271	—	1,525	—
Net loss	$(66,065)	$(16,524)	$(155,597)	$(58,550)
Other comprehensive income	829	—	1,453	—
Total comprehensive loss	$(65,236)	$(16,524)	$(154,144)	$(58,550)
Net loss per share of Class A and Class B common stock attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.04)	$(0.35)	$(0.20)
Weighted-average shares used to compute net loss per share:
Basic and diluted	449,899,537	406,886,060	448,211,708	288,190,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2022	—	$—	448,812,321	$45	$2,110,160	$179	$(1,194,728)	$915,656
Issuance of common stock upon exercise of stock options	—	—	1,065,784	—	1,533	—	—	1,533
Issuance of common stock upon release of RSUs	—	—	1,461,448	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	—	—	(14,036)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	25,915	—	—	25,915
Other comprehensive income	—	—	—	—	—	624	—	624
Net loss	—	—	—	—	—	—	(89,532)	(89,532)
Balance as of June 30, 2022	—	$—	451,325,517	$45	$2,137,608	$803	$(1,284,260)	$854,196
Issuance of common stock upon exercise of stock options	—	—	1,430,629	—	2,498	—	—	2,498
Issuance of common stock upon release of RSUs	—	—	1,580,591	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	—	—	(14,038)	—	(86)	—	—	(86)
Issuance of common stock under employee stock purchase plan	—	—	1,130,337	—	3,238	—	—	3,238
Stock-based compensation expense	—	—	—	—	24,710	—	—	24,710
Other comprehensive income	—	—	—	—	—	829	—	829
Net loss	—	—	—	—	—	—	(66,065)	(66,065)
Balance as of September 30, 2022	—	$—	455,453,036	$45	$2,167,968	$1,632	$(1,350,325)	$819,320

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income Loss	Deficit	(Deficit)
Balance as of March 31, 2021	209,181,855	$837,351	124,529,784	$12	$381,607	$—	$(977,238)	$(595,619)
Preferred stock conversion	(209,181,855)	(837,351)	209,181,855	21	837,330	—	—	837,351
Issuance of common stock upon Merger (net of transaction costs of $33,726)	—	—	46,901,747	5	200,574	—	—	200,579
Issuance of Private Investment in Public Equity (“PIPE”) shares (related party amount of $25,000)	—	—	25,000,000	3	249,997	—	—	250,000
Issuance of common stock upon exercise of stock options	—	—	818,479	—	2,553	—	—	2,553
Stock-based compensation expense	—	—	—	—	9,704	—	—	9,704
Net loss	—	—	—	—	—	—	(42,026)	(42,026)
Balance as of June 30, 2021	—	$—	406,431,865	$41	$1,681,765	$—	$(1,019,264)	$662,542
Issuance of common stock upon exercise of stock options	—	—	736,717	—	2,905		—	2,905
Stock-based compensation expense	—	—	—	—	10,588		—	10,588
Net loss	—	—	—	—	—		(16,524)	(16,524)
Balance as of September 30, 2021	—	$—	407,168,582	$41	$1,695,258	$—	$(1,035,788)	$659,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(155,597)	$(58,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,747	8,402
Amortization and impairment of internal-use software	2,078	1,106
Stock-based compensation expense	59,430	20,064
Changes in fair value of warrant liabilities	—	(29,294)
Gain on sale of fixed assets	4	42
Gain on lease termination	—	(15)
Changes in operating assets and liabilities:
Accounts receivable (related party amounts of $(50,001) and $(25,000) for the six months ended September 30, 2022 and 2021, respectively)	(49,502)	(24,226)
Inventories	(3,017)	(11,494)
Deferred cost of revenue	914	(44)
Prepaid expenses and other current assets	4,899	(5,360)
Operating right-of-use assets	3,689	3,496
Other assets	(834)	(654)
Accounts payable (related party amounts of $(8,915) and $(4,422) for the six months ended September 30, 2022 and 2021, respectively)	(26,968)	(997)
Accrued and other current liabilities (related party amounts of $(3,009) and $5,545 for the six months ended September 30, 2022 and 2021, respectively)	(10,367)	(2,276)
Deferred revenue (related party amounts of $26,812 and $3,788 for the six months ended September 30, 2022 and 2021, respectively)	18,984	(3,574)
Operating lease liabilities	(4,426)	(3,696)
Other liabilities	(2,008)	45
Net cash used in operating activities	(145,974)	(107,025)
Cash flows from investing activities:
Purchases of property and equipment	(1,945)	(1,810)
Prepayment for intangible assets	—	(5,500)
Proceeds from sale of property and equipment	2	1
Capitalized internal-use software costs	(3,008)	(1,807)
Net cash used in investing activities	(4,951)	(9,116)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,944	5,624
Proceeds from issuance of common stock under employee stock purchase plan	3,238	—
Payments of deferred offering costs	—	(30,642)
Proceeds from issuance of common stock upon merger	—	309,720
Proceeds from PIPE (related party amounts of nil and $25,000 for the six months ended September 30, 2022 and 2021, respectively)	—	250,000
Net cash provided by financing activities	7,182	534,702
Effect of exchange rates on cash and cash equivalents	1,452	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(142,291)	418,561
Cash, cash equivalents and restricted cash—beginning of period	561,755	290,862
Cash, cash equivalents and restricted cash—end of period	419,464	709,423
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	762	34
Stock-based compensation capitalized for internal-use software costs	1,320	437
Reclassification of deferred offering costs	—	3,971
Assumption of merger warrants liability	—	75,415
Conversion of redeemable convertible preferred stock to common stock	—	837,351
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	410,891	701,050
Restricted cash, current	1,599	1,399
Restricted cash, noncurrent	6,974	6,974
Total cash, cash equivalents and restricted cash	$419,464	$709,423

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

23andMe, Inc., the Company’s accounting predecessor, was incorporated in Delaware in 2006. The Company is headquartered in South San Francisco, California. The Company’s predecessor, VG Acquisition Corp. (“VGAC”), was a blank check company originally incorporated in 2020 as a Cayman Islands exempted company. On June 16, 2021 (the “Closing Date”), VGAC and Chrome Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of VGAC (“Merger Sub”), consummated a merger with 23andMe, Inc. (the “Merger”), whereby Merger Sub merged with and into 23andMe, Inc., with 23andMe, Inc. being the surviving corporation and a wholly owned subsidiary of the Company. In connection with the Merger, VGAC changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its name to 23andMe Holding Co. (the “Domestication” and, together with the Merger, the “Business Combination”).

The Company has evaluated how it is organized and managed and has identified two reporting segments: Consumer and Research Services, and Therapeutics.

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

For the six months ended September 30, 2022, the Company had operations primarily in the United States and insignificant operations in the United Kingdom. For the six months ended September 30, 2021, the Company had operations entirely in the United States.

There have been no changes to the Company’s significant accounting policies described in the audited consolidated financial statements for the year ended March 31, 2022 that have had a material impact on these condensed consolidated financial statements and related notes.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of September 30, 2022 and for the three and six months ended September 30, 2022 and 2021 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended March 31, 2022 (the “audited consolidated financial statements”) that were included in the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2022, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on August 9, 2022. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and its condensed consolidated results of operations and cash flows for the three and six months ended September 30, 2022 and 2021. The results of operations for the three and six months ended September 30, 2022 are not necessarily indicative of the results expected for the year ending March 31, 2023 or any other future interim or annual periods.

As a result of the Merger, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted.

Fiscal Year

The Company’s fiscal year ends on March 31. References to fiscal year 2023 and 2022 refer to the fiscal years ending and ended March 31, 2023 and 2022, respectively.

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

The coronavirus (“COVID-19”) pandemic has created significant global economic uncertainty and resulted in the slowdown of economic activity. COVID-19 has disrupted the Company’s general business operations since March 2020 and the Company expects that such disruption will continue for an unknown period. As the Company continues to closely monitor the COVID-19 pandemic, its top priority remains protecting the health and safety of the Company’s employees. Safety guidelines and procedures, including enhanced sanitization and air filtration, have been developed for on-site employees and these policies are regularly monitored. The Company is not aware of any specific event or circumstance that would require revisions to estimates, updates to judgments, or adjustments to the carrying value of assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ from those estimates and any such differences may be material to the condensed consolidated financial statements.

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

A single supplier accounted for 100% of the Company’s total purchases of microarrays and a separate single supplier accounted for 100% of the Company’s total purchases of Kits for the three and six months ended September 30, 2022 and 2021. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three and six months ended September 30, 2022 and 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents, and accounts receivable. The Company maintains its cash and cash equivalents with high-quality financial institutions in the United States, the composition and maturities of which are regularly monitored by the Company. The Company’s revenue and accounts receivable are derived primarily from the United States. See Revenue Recognition within Note 2, “Summary of Significant Accounting Policies,” for additional information regarding geographical disaggregation of revenue. The Company grants credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and does not require collateral. The Company regularly monitors the aging of accounts receivable balances.

Significant customer information is as follows:

	September 30,	March 31,
	2022	2022
Percentage of accounts receivable:
Customer B	95%	0%
Customer C	3%	25%
Customer F	1%	19%
Customer G	0%	44%

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Percentage of revenue:
Customer C	23%	27%	19%	20%
Customer B	20%	18%	17%	19%

Revenue Recognition

In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("Topic 606"), the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration, which the Company expects to receive in exchange for transferring the products or services to a customer (“transaction price”). The transaction price includes various forms of variable consideration, as discussed below. In general, the transaction price is paid by customers at contract inception.

For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation on a relative stand-alone selling price (“SSP”) price basis. The SSP is determined at contract inception and is not updated to reflect changes between contract inception and when the performance obligations are satisfied. Determining the SSP for performance obligations requires significant judgment. The SSP for each performance obligation is based on the prices at which the Company separately sells the products and services. If an observable price from stand-alone sales is not available, the Company uses the adjusted market assessment approach, using reasonably available information and applicable inputs, to estimate the selling price of each performance obligation.

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

The Company bases its estimates of variable consideration related to refunds on historical data and other information. Estimates include: (i) timing of the returns and fees incurred, (ii) pricing adjustments related to returns and fees, and (iii) the quantity of product that will be returned in the future. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Provisions for returns are based on service-level return rates and recent unprocessed return claims, as well as relevant market events and other factors.

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

The Company sells through multiple channels, including direct to consumer via the Company’s website and through online retailers. If the customer does not return the Kit for processing, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. To estimate breakage, the Company applies the practical expedient available under Topic 606 to assess its customer contracts on a portfolio basis as opposed to individual customer contracts, due to the similarity of customer characteristics, at the sales channel level. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition of the returning Kits in these respective sales channel portfolios. The Company estimates breakage for the portion of Kits not expected to be returned using an analysis of historical data and considers other factors that could influence customer Kit return behavior. The Company updates its breakage rate estimate periodically and, if necessary, adjusts the deferred revenue balance accordingly. If actual Kit return patterns vary from the estimate, actual breakage revenue may differ from the amounts recorded. The Company recognized breakage revenue from unreturned Kits of $6.0 million and $4.1 million for the three months ended September 30, 2022 and 2021, respectively, and $11.0 million and $8.6 million for the six months ended September 30, 2022 and 2021, respectively.

Fees paid to certain sales channel partners include, in part, compensation for obtaining PGS contracts. Such contracts have an amortization period of one year or less, and the Company has applied the practical expedient to recognize these costs as sales and marketing expenses when incurred.

During the three and six months ended September 30, 2022, the Company did not recognize any PGS revenue for performance obligations satisfied in prior periods.

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

The Company bases its estimates of variable consideration on historical data and other available information. The Company includes an estimated amount of variable consideration in the transaction price only if it is probable that a subsequent change in the estimate would not result in a significant revenue reversal. Based on the historical data available, the Company believes there will be minimal amounts of variable consideration earned and, as such, the transaction price for research services is not materially impacted. Variable consideration estimates are revisited at the end of each reporting period and adjustments are made accordingly.

To recognize revenue, the Company compares actual hours incurred to date to the overall total expected hours that will be required to satisfy the performance obligation. The use of personnel hours is a reasonable measure of progress as the Company fulfills its contractual obligations through research performed by the Company's personnel. Revenues are recognized over time as the hours are incurred. All estimates are reviewed by the Company at the end of each reporting period and adjustments are made accordingly.

During the three and six months ended September 30, 2022, the Company did not recognize any research services revenue for performance obligations satisfied in prior periods.

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

The Company estimates the amount of sales that may be refunded and records the estimate as a reduction of revenue and a refund liability in the period the related telehealth revenue is recognized. The Company's customers have limited return rights related to the telehealth services. The Company has not historically experienced material returns and believes there will be minimal returns in the future. As such, the transaction price for telehealth services is not materially impacted.

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

During the three and six months ended September 30, 2022, the Company did not recognize any telehealth revenue for performance obligations satisfied in prior periods.

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
Point in Time
PGS	$40,110	53%	$41,403	75%	$79,800	57%	$86,426	76%
Telehealth (1)	9,171	12%	—	0%	18,532	13%	—	0%
Consumer services	49,281	65%	41,403	75%	98,332	70%	86,426	76%
Research services	—	0%	—	0%	—	0%	—	0%
Total (2)	49,281	65%	41,403	75%	98,332	70%	86,426	76%

Over Time
PGS	4,731	7%	3,085	6%	9,216	6%	5,912	5%
Telehealth (1)	2,497	3%	—	0%	5,020	4%	—	0%
Consumer services	7,228	10%	3,085	6%	14,236	10%	5,912	5%
Research services	19,150	25%	10,716	19%	27,604	20%	22,105	19%
Total (2)	26,378	35%	13,801	25%	41,840	30%	28,017	24%

Total Revenue
PGS	44,841	60%	44,488	81%	89,016	63%	92,338	81%
Telehealth (1)	11,668	15%	—	0%	23,552	17%	—	0%
Consumer services	56,509	75%	44,488	81%	112,568	80%	92,338	81%
Research services	19,150	25%	10,716	19%	27,604	20%	22,105	19%
Total (2)	$75,659	100%	$55,204	100%	$140,172	100%	$114,443	100%
(1)
There was no telehealth revenue for the three and six months ended September 30, 2021, as the Lemonaid Acquisition closed in November 2021.
(2)
There was no Therapeutics revenue for the three and six months ended September 30, 2022 and 2021.

The following table summarizes revenue by region based on the shipping address of customers or the location where the services are delivered:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$52,546	69%	$38,613	70%	$100,655	72%	$78,965	69%
United Kingdom	19,030	25%	12,335	22%	31,004	22%	26,240	23%
Canada	2,839	4%	2,748	5%	5,878	4%	5,988	5%
Other regions	1,244	2%	1,508	3%	2,635	2%	3,250	3%
International	23,113	31%	16,591	30%	39,517	28%	35,478	31%
Total	$75,659	100%	$55,204	100%	$140,172	100%	$114,443	100%

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The amount of contract assets was immaterial as of September 30, 2022 and March 31, 2022.

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

As of September 30, 2022 and 2021, deferred revenue for consumer services was $43.8 million and $32.5 million, respectively. Of the $51.3 million and $39.3 million of deferred revenue for consumer services as of March 31, 2022 and 2021, respectively, the Company recognized $10.0 and $6.4 million as revenue for during the three months ended September 30, 2022 and 2021, respectively, and $35.4 million and $32.0 million during the six months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and 2021, deferred revenue for research services was $38.2 million and $35.2 million, respectively, which included related party deferred revenue amounts of $36.0 million and $33.9 million, respectively. Of the $11.6 million and $31.9 million of deferred revenue for research services as of March 31, 2022 and 2021, respectively, the Company recognized $1.1 million and $10.7 million as revenue during the three months ended September 30, 2022 and 2021, respectively, which included related party revenue amounts of $0.9 million and $10.0 million, respectively, and $9.5 million and $22.1 million during the six months ended September 30, 2022 and 2021, respectively, which included related party revenue amounts of $9.2 million and $21.2 million, respectively.

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under Topic 606 to not disclose the value of unsatisfied performance obligations for PGS and telehealth as those contracts have an expected length of one year or less. As of September 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $43.4 million. The Company expects to recognize revenue on 96% of this amount over the next 12 months and the remainder thereafter.

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive income. The Company’s changes in foreign currency translation represents the components of other comprehensive income that are excluded from the reported net loss.

Segment Information

The Company currently operates in two reporting segments: Consumer and Research Services, and Therapeutics. The Consumer and Research Services segment consists of revenue and expenses from PGS and telehealth, as well as research services revenue and expenses from certain collaboration agreements (including the GSK Agreement (as defined below)). The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. Substantially all of the Company’s revenues are derived from the Consumer and Research Services segment. See Revenue Recognition within Note 2, “Summary of Significant Accounting Policies,” for additional information regarding revenue. There are no inter-segment sales.

Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications and CEO Office are not reported as part of the reporting segments as reviewed by the CODM (as defined below). These amounts are included in Unallocated Corporate in the reconciliations below. The chief operating decision-maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM evaluates the performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before net interest income (expense), net other income (expense), changes in fair value of warrant liabilities, income tax benefit, depreciation and amortization of fixed assets, amortization of internal-use software, amortization of acquired intangible assets, non-cash stock-based compensation expense, acquisition-related costs, and expenses related to restructuring and other charges, if applicable for the period.

Adjusted EBITDA is a key measure used by the Company’s management and Board of Directors to understand and evaluate the Company’s operating performance and trends, to prepare and approve the annual budget, and to develop short-term and long-term operating plans. In particular, the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of the Company’s business. Accordingly, Adjusted EBITDA provides useful information in understanding and evaluating the Company’s operating results in the same manner as management and the Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in the Company’s industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.

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

The Company’s revenue and Adjusted EBITDA by segment is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Segment Revenue
Consumer and Research Services	$75,659	$55,204	$140,172	$114,443
Total Revenue (1)	$75,659	$55,204	$140,172	$114,443
Segment Adjusted EBITDA
Consumer and Research Services Adjusted EBITDA	$2,324	$(760)	$(14,673)	$(1,265)
Therapeutics Adjusted EBITDA	(18,663)	(18,828)	(37,128)	(37,131)
Unallocated Corporate	(13,316)	(10,095)	(27,568)	(18,563)
Total Adjusted EBITDA	$(29,655)	$(29,683)	$(79,369)	$(56,959)

Reconciliation of net loss to Adjusted EBITDA
Net Loss	$(66,065)	$(16,524)	$(155,597)	$(58,550)
Adjustments
Interest (income) expense, net	(1,392)	(92)	(1,637)	(136)
Other (income) expense, net	687	(3)	1,122	(17)
Change in fair value of warrant liabilities	—	(29,828)	—	(29,294)
Income tax benefit	(1,271)	—	(1,525)	—
Depreciation and amortization	5,152	4,871	10,256	9,508
Amortization of acquired intangible assets	4,267	—	8,582	—
Stock-based compensation expense	28,967	10,427	59,430	20,064
Acquisition-related costs (2)	—	1,466	—	1,466
Total Adjusted EBITDA	$(29,655)	$(29,683)	$(79,369)	$(56,959)
(1)
There was no Therapeutics revenue for the three and six months ended September 30, 2022 and 2021.
(2)
For the three and six months ended September 30, 2021, acquisition-related costs primarily consisted of advisory, legal and consulting fees.

Customers accounting for 10% or more of segment revenues were as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022		2021		2022		2021
	(in thousands, except percentages)				(in thousands, except percentages)
Consumer and Research Services Segment Revenue:
Customer C(1)	$17,057	23%	$14,935	27%	$26,684	19%	$23,447	20%
Customer B(2)	$14,925	20%	$10,002	18%	$23,190	17%	$21,212	19%
(1)
Customer C revenues are primarily in the United States.
(2)
Customer B revenues are in the U.K.

Revenue by geographical region can be found in the revenue recognition disclosures in Note 2, “Summary of Significant Accounting Policies.” Substantially all of the Company’s property and equipment, net of depreciation and amortization, was located in the United States during the periods presented. The reporting segments do not present total assets as they are not reviewed by the CODM when evaluating their performance.

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
3. Fair Value Measurements

Fair value is defined as the exchange price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy, which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	September 30, 2022
	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Money market funds	$375,000	$375,000	$—	$—
Total financial assets	$375,000	$375,000	$—	$—

As of the end of fiscal year 2022, on March 31, 2022, the Company did not have any financial instruments that are measured at fair value on a recurring basis.

Cash equivalents consist primarily of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

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

Furthermore, as a direct result of the financial support the Company provides to the VIEs (e.g., loans), the interests held by holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the VIEs. Therefore, all income and expenses recognized by the VIEs are allocated to the Company’s stockholders.

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the VIEs after elimination of intercompany transactions were not material as of September 30, 2022 and $11.2 million and $13.3 million, respectively, as of March 31, 2022. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $10.4 million and $21.1 million, respectively, for the three and six months ended September 30, 2022, respectively. Net income included on the condensed consolidated statements of operations and comprehensive loss was $1.7 million and $2.1 million, respectively, for the three and six months ended September 30, 2022. There were no VIEs during the three and six months ended September 30, 2021.

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

In addition to cost-sharing during the performance of research services which is recorded within cost of revenue when incurred in the Consumer and Research Services segment, once drug targets have been identified for inclusion in the collaboration, the Company and GSK equally share in the costs of further research, development, and commercialization of identified targets, subject to certain rights of either party to opt-out of funding at certain predetermined development milestones. These cost-sharing charges for costs incurred subsequent to the identification of drug targets have been included in research and development expense on the condensed consolidated statements of operations and comprehensive loss during the period incurred. The Company may also share in the net profits or losses of products that are commercialized pursuant to the collaboration or receive royalties on products which are successfully commercialized.

On January 18, 2022, GSK elected to exercise its option to extend the exclusive target discovery period of the ongoing collaboration with the Company for an additional year to July 2023. On October 5, 2022, the Company received a one-time payment of $50.0 million from GSK in consideration of the exercise of the option pursuant to the GSK Agreement.

The Company recognizes revenue related to the GSK Agreement as the performance obligation is satisfied using an input method to measure progress. The Company believes that actual hours incurred relative to projected hours is the most accurate measurement of progress for the input method. The Company recognized research services revenue related to the GSK Agreement of $14.9 million and $10.0 million during the three months ended September 30, 2022 and 2021, respectively, and $23.2 million and $21.2 million during the six months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and March 31, 2022, the Company had deferred revenue, all of which was current, related to the GSK Agreement of $36.0 million and $9.2 million, respectively. As of September 30, 2022 and March 31, 2022, there was $50.0 million and nil, respectively, receivable related to the GSK Agreement. Cost-sharing amounts incurred subsequent to the identification of targets, included in research and development expenses, were $2.7 million and $5.9 million during the three months ended September 30, 2022 and 2021, respectively, and $6.3 million and $11.9 million during the six months ended September 30, 2022 and 2021, respectively. Cost-sharing amounts incurred prior to the identification of targets included in cost of revenue were $(0.3) million and $(0.2) million during the three months ended September 30, 2022 and 2021, respectively, and $(0.5) million and $0.3 million during the six months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and March 31, 2022, the Company had $6.4 million and $18.3 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within accounts payable and accrued expenses and other current liabilities on the condensed consolidated balance sheets. GSK’s affiliate, Glaxo Group Limited, held shares of Class B common stock, representing a 18.4% and 16.3% combined voting power as of September 30, 2022 and March 31, 2022, respectively; therefore, GSK is considered to be a related party.

6. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	March 31,
	2022	2022
	(in thousands)
Computer and software	$11,374	$10,573
Laboratory equipment and software	51,760	51,557
Furniture and office equipment	9,140	8,926
Leasehold improvements	40,768	40,566
Capitalized asset retirement obligations	853	853
Property and equipment, gross	113,895	112,475
Less: accumulated depreciation and amortization	(69,838)	(62,624)
Property and equipment, net	$44,057	$49,851

Depreciation and amortization expense was $3.9 million and $4.3 million for the three months ended September 30, 2022 and 2021, respectively, and $7.8 million and $8.4 million for the six months ended September 30, 2022 and 2021, respectively.

Internal-Use Software, Net

Internal-use software, net consisted of the following:

	September 30,	March 31,
	2022	2022
	(in thousands)
Capitalized internal-use software	$18,676	$14,804
Less: accumulated amortization	(7,169)	(5,169)
Internal-use software, net	$11,507	$9,635

The Company capitalized $2.4 million and $1.4 million in internal-use software during the three months ended September 30, 2022 and 2021, respectively, and $4.3 million and $2.2 million in internal-use software during the six months ended September 30, 2022 and 2021, respectively. Impairment to internal-use software was $0.2 million and $0.5 million for the three and six months ended September 30, 2022, respectively. There was no impairment to internal-use software for the three and six months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, amortization expense related to internal-use software was $1.0 million and $0.7 million, respectively, which included approximately $0.3 million and $0.1 million, respectively, of stock-based compensation. For the six months ended September 30, 2022 and 2021, amortization expense related to internal-use software was $2.0 million and $1.3 million, respectively, which included approximately $0.4 million and $0.2 million, respectively, of stock-based compensation expense.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2022
	Weighted Average Remaining Useful Life- Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	1.1	$14,900	$(6,829)	$8,071
Partnerships	6.1	23,200	(3,301)	19,899
Trademark	4.1	11,000	(2,017)	8,983
Developed technology	6.1	24,100	(3,156)	20,944
Non-compete agreements	4.1	2,800	(514)	2,286
Patents	6.0	5,500	(755)	4,745
Total intangible assets		$81,500	$(16,572)	$64,928

	March 31, 2022
	Weighted Average Remaining Useful Life- Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	1.6	$14,900	$(3,104)	$11,796
Partnerships	6.6	23,200	(1,558)	21,642
Trademark	4.6	11,000	(917)	10,083
Developed technology	6.6	24,100	(1,436)	22,664
Non-compete agreements	4.6	2,800	(233)	2,567
Patents	6.4	5,500	(347)	5,153
Total intangible assets		$81,500	$(7,595)	$73,905

Amortization expense for intangible assets was $4.5 million and $9.0 million for the three and six months ended September 30, 2022, respectively. There was no amortization expense for the three and six months ended September 30, 2021.

Estimated future amortization expense of the identified intangible assets as of September 30, 2022 were as follows:

Estimated Amortization
(in thousands)
Fiscal years ending March 31,
2023 (Remaining six months)	$9,035
2024	14,966
2025	10,621
2026	10,621
2027	9,039
Thereafter	10,646
Total estimated future amortization expense	$64,928

Accrued Expense and Other Current Liabilities

Accrued expense and other current liabilities consisted of the following:

	September 30,	March 31,
	2022	2022
	(in thousands)
Accrued payables	$18,789	$27,654
Accrued compensation and benefits	24,430	14,898
Accrued taxes and other	1,201	2,036
Total accrued expenses and other current liabilities	$44,420	$44,588

7. Leases

The Company’s lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods from 0.4 years to 8.8 years. For purposes of calculating lease liabilities, lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise those options.

The Company incurred total lease costs of $3.4 million and $3.3 million for the three months ended September 30, 2022 and 2021, respectively, and $6.7 million and $6.8 million for the six months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were as follows:

September 30,
2022
(in thousands)
Fiscal years ending March 31,
2023 (Remaining six months)	$6,314
2024	14,934
2025	14,464
2026	11,105
2027	11,348
Thereafter	53,095
Total future operating lease payments	111,260
Less: imputed interest	(29,379)
Total operating lease liabilities	$81,881

8. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments for goods or services with various parties. As of September 30, 2022, the Company had a total of $48.2 million in outstanding non-cancelable purchase obligations with a term of 12 months or longer.

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

Indemnification

As of September 30, 2022, the Company did not have any indemnification claims.

9. Stockholders' Equity

Common Stock

On the Closing Date, in connection with the Merger, the Company amended and restated its certificate of incorporation to authorize 1,490,000,000 shares of common stock, of which 1,140,000,000 shares are designated Class A common stock and 350,000,000 shares are designated Class B common stock, each with a par value of $0.0001 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock at any time at the option of the holder and automatically converts into one share of Class A common stock upon transfer (except for certain permitted transfers).

The Company has the following shares of common stock outstanding:

	September 30,	March 31,
	2022	2022
Class A common stock: (par value $0.0001)
Authorized	1,140,000,000	1,140,000,000
Issued and outstanding(1)(2)	266,937,775	228,174,718
Class B common stock: (par value $0.0001)
Authorized	350,000,000	350,000,000
Issued and outstanding	188,515,261	220,637,603
(1)
As of March 31, 2022, the Class A common stock included 12,713,750 shares held by VGAC founders (“Lock-Up Shares”) that would be released from the lock-up one year after the Closing Date. In August 2022, following the one-year anniversary of the Closing Date, the Lock-Up Shares were released and distributed to certain VGAC founders.
(2)
As of September 30, 2022 and March 31, 2022, the Class A common stock included 3,814,125 shares held by VGAC founders (“Earn-Out Shares”) that are subject to a lock-up of seven years from the Closing Date. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period, and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of September 30, 2022, the Company did not meet any earn out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505, Equity.

Reserve for Issuance

The Company has the following shares of Class A common stock reserved for future issuance, on an as-if-converted basis:

	September 30,	March 31,
	2022	2022
Outstanding stock options	69,845,695	73,609,565
Outstanding restricted stock units	24,961,669	10,676,378
Remaining shares available for future issuance under 2021 Equity Incentive Equity Plan	46,248,242	48,895,572
Remaining shares available for future issuance under Employee Stock Purchase Plan	10,289,663	11,420,000
Total shares of common stock reserved	151,345,269	144,601,515

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. The Company’s Board of Directors has the authority to issue shares of the preferred stock in one or more series and to determine the preferences, privileges, and restrictions, including voting rights, of those shares. As of September 30, 2022, no shares of preferred stock were issued and outstanding.

10. Equity Incentive Plans and Stock-Based Compensation

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

On June 10, 2021, the shareholders of VGAC approved the 23andMe Holding Co. 2021 Incentive Equity Plan (the “2021 Plan”) and reserved 136,000,000 authorized shares of the Company’s Class A common stock for issuance thereunder. In addition, all equity awards of 23andMe, Inc. that were issued under the 2006 Plan were converted into comparable equity awards that are settled or exercisable for shares of the Company’s Class A common stock. As a result, each 23andMe, Inc. stock option was converted into an option to purchase shares of the Company’s Class A common stock based on an exchange ratio of 2.293698169. As of the effective date of the 2021 Plan, no further stock awards have been or will be granted under the 2006 Plan. In November 2021, in connection with the Lemonaid Acquisition, the Company registered an additional 2,990,386 shares of Class A common stock issuable under the 2021 Plan, which represent shares of Class A common stock issuable in exchange for outstanding options initially granted under Lemonaid Health’s 2014 Equity Incentive Plan, as amended.

The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting in 2022, in an amount equal to (i) 22,839,019 shares of Class A common stock, (ii) 3.0% of the aggregate number of shares of Class A common stock and Class B common stock outstanding, or (iii) a lesser number of shares determined by the Company’s Board of Directors prior to the applicable January 1 (the “Evergreen Provision”). On June 15, 2022, in accordance with the Evergreen Provision, the Company registered an additional 13,384,415 shares of Class A common stock issuable under the 2021 Plan.

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

Restricted stock units (“RSUs”) granted under the 2021 Plan vest ratably over a period ranging from one to four years and are subject to the participant’s continuing service to the Company over that period. Until vested, RSUs do not have the voting and dividend participation rights of Class A common stock and the shares underlying the awards are not considered issued and outstanding.

In February 2022, the Compensation Committee of the Company’s Board of Directors adopted a RSU conversion and deferral program for non-employee directors. The purpose of the program is to provide non-employee directors with the option to convert all or a portion of their cash compensation into a RSU award under the 2021 Plan and the opportunity to defer settlement of all or a portion of their RSU awards. As of September 30, 2022, four non-employee directors have elected to convert all of their cash compensation into RSU awards, and two non-employee directors have elected to defer settlement of their RSU awards under the program.

On June 9, 2022, the Compensation Committee of the Company’s Board of Directors adopted an annual incentive plan (the “2022 AIP”), pursuant to which, beginning in fiscal year 2023, which began on April 1, 2022, employees and certain service providers of 23andMe, Inc. and its affiliates will be eligible to receive annual incentive bonuses in the form of cash or RSUs issued by the Company under the 2021 Plan, based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics. If the pre-established performance metrics for the one-year performance period ending March 31, 2023 are achieved, the Company anticipates that the 2022 annual incentive bonuses will be paid in the form of RSUs (collectively, the “2022 AIP Awards”). The number of RSUs will be determined by dividing the dollar amount of the AIP Awards by the trailing average closing price of the Company’s Class A common stock for the 90 days preceding the date of payment. The Company accounts for the 2022 AIP Awards as liability awards and adjusts the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. The Company recorded stock-based compensation expense related to the 2022 AIP Awards of $4.8 million and $9.7 million for the three and six months ended September 30, 2022, respectively. As of September 30, 2022, the liability of the 2022 AIP Awards was $9.7 million, which was included in other current liabilities on the condensed consolidated balance sheet.

Stock Option Activity

Stock option activity and activity regarding shares available for grant under the 2021 Plan are as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, years, and per share data)
Balance as of March 31, 2022	73,609,565	$4.21	6.9	$35,979
Granted	3,670,200	$3.69
Exercised	(2,496,363)	$1.61
Cancelled/forfeited/expired	(4,937,707)	$4.90
Balance as of September 30, 2022	69,845,695	$4.22	6.4	$15,324
Vested and exercisable as of September 30, 2022	45,133,259	$4.05	5.2	$10,436

The weighted average grant date fair value of options granted for the six months ended September 30, 2022 was $2.54. The intrinsic value of vested options exercised for the six months ended September 30, 2022 was $4.1 million. As of September 30, 2022, unrecognized stock-based compensation cost related to unvested stock options was $83.7 million, which is expected to be recognized over a weighted-average period of 2.7 years. Due to a valuation allowance on deferred tax assets, the Company did not recognize any tax benefit from stock option exercises for the three and six months ended September 30, 2022 and 2021.

The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The weighted average Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022		2021		2022		2021
	Min	Max	Min	Max	Min	Max	Min	Max
Expected term (years)	6.0	6.0	6.0	6.0	6.0	6.8	6.0	6.0
Expected volatility	78%	81%	73%	73%	76%	81%	73%	73%
Risk-free interest rate	2.9%	3.6%	1.0%	1.0%	2.8%	3.6%	1.0%	1.0%
Expected dividend yield	—	—	—	—	—	—	—	—

Restricted Stock Units

The following table summarizes the RSU activity under the equity incentive plans and related information:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2022	10,676,378	$9.70
Granted	19,473,231	$3.45
Vested	(3,042,039)	$6.63
Cancelled/forfeited	(2,145,901)	$5.45
Balance as of September 30, 2022	24,961,669	$5.57

As of September 30, 2022, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $126.7 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Stock Subject to Vesting

In November 2021, in connection with the Lemonaid Acquisition, the Company granted 3,747,027 shares of Class A common stock with an aggregate grant date fair value of $43.9 million to two recipients, each of whom was a former stockholder and officer of Lemonaid and each of whom, following the closing of the Lemonaid Acquisition, joined the Company’s management team. The shares vest over a four-year period in quarterly installments beginning on February 1, 2022, subject to the respective recipient’s continued employment with the Company. The Company recognized stock-based compensation expense related to these awards of $2.8 million and $5.5 million for the three and six months ended September 30, 2022, respectively, within general and administrative expenses. Unrecognized stock-based compensation expense of $33.9 million is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan

On June 10, 2021, the shareholders of VGAC approved the 23andMe Holding Co. Employee Stock Purchase Plan (the "ESPP"). A total of 11,420,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. Pursuant to the terms of the ESPP, the number of shares of the Company’s Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023, by the lesser of (i) an amount equal to one percent (1.0%) of the total number of shares of Class A and Class B common stock outstanding as of the last day of the immediately preceding December 31st, (ii) 5,000,000 shares, or (iii) a lesser number of shares as determined by the Board of Directors in its discretion. As of September 30, 2022, 1,130,337 shares of the Company’s Class A common stock have been issued and 10,289,663 shares remained available for future issuance under the ESPP.

The ESPP provides for concurrent 12-month offerings with successive six-month purchase intervals commencing on March 1 and September 1 of each year and purchase dates occurring on the last day of each such purchase interval (i.e., August 31 and February 28). The ESPP contains a rollover provision whereby if the price of the Company’s Class A common stock on the first day of a new offering period is less than the price on the first day of any preceding offering period, all participants in a preceding offering period with a higher first day price will be automatically withdrawn from such preceding offering period and re-enrolled in the new offering period. The rollover feature, when triggered, will be accounted for as a modification to the preceding offering period, resulting in incremental expense to be recognized over the new offering period.

Stock-Based Compensation

Total stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$2,413	$945	$5,740	$1,743
Research and development	12,003	5,450	24,079	11,057
Sales and marketing	2,003	860	4,892	1,763
General and administrative	12,548	3,172	24,719	5,501
Total stock-based compensation expense	$28,967	$10,427	$59,430	$20,064

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

An income tax benefit of $1.3 million and $1.6 million was recognized for the three and six months ended September 30, 2022, respectively. This benefit from income taxes is reflected on the condensed consolidated statements of operations and comprehensive loss for the three and six months ended September 30, 2022. There was no income tax benefit or expense recognized for the three and six months ended September 30, 2021. The Company continues to maintain a full valuation allowance on the remaining net deferred tax assets of the U.S. entities as it is more likely than not that the Company will not realize the deferred tax assets. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.

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

No dividends were declared or paid for the three and six months ended September 30, 2022 and 2021.

The Company’s stock options, early exercised stock options, RSUs, and restricted stock awards subject to vesting are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is antidilutive.

Net loss attributable to common stockholders was equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)				(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(38,067)	$(27,999)	$(3,782)	$(12,742)	$(87,069)	$(68,529)	$(12,748)	$(45,802)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	259,230,808	190,668,729	93,126,705	313,759,355	250,807,903	197,403,805	62,748,745	225,442,127

Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.15)	$(0.04)	$(0.04)	$(0.35)	$(0.35)	$(0.20)	$(0.20)

The potential shares of Class A common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive were as follows (there were none for Class B common stock for both periods presented):

	As of September 30,
	2022	2021
Outstanding stock options	69,845,695	64,701,181
Restricted stock units	24,961,669	3,511,500
Shares subject to vesting	3,044,461	—
Warrants	—	25,065,608
ESPP	2,863,702	—
Total	100,715,527	93,278,289

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

Overview

23andMe Holding Co. is a mission-driven company dedicated to empowering customers to live healthier lives. Our mission is to help people access, understand, and benefit from the human genome.

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

Our Therapeutics business focuses on the use of genetic insights to validate and develop novel therapies to improve patients’ lives. We currently have research programs across several therapeutic areas, including oncology, respiratory, and cardiovascular diseases. In July 2018, we signed an exclusive agreement with an affiliate of GlaxoSmithKline plc (“GSK”) to leverage genetic insights to validate, develop, and commercialize promising drugs (the “GSK Agreement”). This multi-year collaboration is expected to identify and prioritize genetically validated drug targets, enable rapid progression of clinical programs, and bring useful new drugs to market. In addition to our collaboration with GSK, we have several proprietary programs, one of which is being pursued in collaboration with Almirall, S.A.

Our most advanced program is our joint immuno-oncology antibody collaboration program with GSK targeting CD96 (GSK6097608, a.k.a. GSK’608). We elected to take a royalty option on the program. GSK will be solely responsible for GSK’608’s subsequent development in later-stage clinical trials, including full development costs moving forward. Our second most advanced program, 23ME-00610, is an antibody that blocks the suppression of T-cells by tumors and reactivates their immune response. 23ME-00610 is wholly owned by us, and this program entered Phase 1 clinical trials in January 2022. Following the expiration of the GSK Agreement, we will have the opportunity to collaborate with, or out-license other wholly owned programs to third parties or to develop them independently.

We operate in two reporting segments: Consumer and Research Services, and Therapeutics. The Consumer and Research Services segment consists of our PGS and telehealth business, as well as research services that we perform under agreements with third parties, including the GSK Agreement, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. For the three and six months ended September 30, 2022 and 2021, all our revenues were derived from our Consumer and Research Services segment. There was no Therapeutics revenue for all periods presented.

The table below reflects our revenue for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Consumer and Research Services Revenue	$75,659	$55,204	$20,455	37%	$140,172	$114,443	$25,729	22%
Total Revenue	$75,659	$55,204	$20,455	37%	$140,172	$114,443	$25,729	22%

The table below reflects our two segments’ Adjusted EBITDA (as defined below) for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Consumer and Research Services
Adjusted EBITDA (1)	$2,324	$(760)	$3,084	NM(2)	$(14,673)	$(1,265)	$(13,408)	NM(2)
Therapeutics
Adjusted EBITDA (1)	$(18,663)	$(18,828)	$165	(1%)	$(37,128)	$(37,131)	$3	(0%)
(1)
Adjusted EBITDA is the measure of segment profitability reported to our Chief Executive Officer (“CEO”), who is our chief operating decision-maker (“CODM”). We define Adjusted EBITDA as net income (loss) before net interest income (expense), net other income (expense), changes in fair value of warrant liabilities, income tax benefit, depreciation and amortization of fixed assets, amortization of internal use software, amortization of acquired intangible assets, non-cash stock-based compensation exp0nse, acquisition-related costs, and expenses related to restructuring and other charges, if applicable, for the period. See “—Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net loss.
(2)
Not Meaningful

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2022 Form 10-K.

New Customer Acquisition

PGS. Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 60% and 81% of our total revenues for the three months ended September 30, 2022 and 2021, respectively, and approximately 63% and 81% of our total revenues for the six months ended September 30, 2022 and 2021, respectively. In addition, kit sales are a source of subscribers to our new subscription service, which represented approximately 5% and 3% of our total revenue for the three months ended September 30, 2022 and 2021, respectively, and approximately 5% and 2% of our total revenue for the six months ended September 30, 2022 and 2021, respectively. We expect PGS revenues to grow through a combination of kit sales, our new subscription service, and new product offerings that enhance or add new product features. This will be achieved by increasing awareness of our current and new offerings in existing markets and expanding into new markets.

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

Telehealth. Our ability to attract new patients and members is a key factor for the future growth of our telehealth business. Revenue from our telehealth business represented approximately 15% and 17% of our total revenues for the three and six months ended September 30, 2022, respectively. Telehealth awareness, acceptance, and usage have been positively impacted by the COVID-19 pandemic, leading to increased consumer acceptance of virtual care. While we anticipate continued growth, there are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, and competition is intense.

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

Collaborations

Substantially all of our research services revenues are generated from the GSK Agreement. In January 2022, GSK elected to exercise its option to extend the exclusive target discovery period of the ongoing collaboration with us for an additional year to July 2023. In October 2022, we received a one-time payment of $50.0 million from GSK in consideration of the exercise of the option pursuant to the GSK Agreement. In addition, we elected to take a royalty option on our joint immuno-oncology antibody collaboration program with GSK targeting CD96 (GSK6097608, a.k.a. GSK’608). GSK will be solely responsible for GSK’608’s subsequent development in later-stage clinical trials, including full development costs moving forward.

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

COVID-19 Impact

We are continuing to closely monitor the impact of the COVID-19 pandemic in all aspects of our business. We rely entirely on third-party vendors in our PGS and telehealth supply chain, including our PGS kit and array manufacturers, order fulfillment vendor, our DNA-processing lab vendor, and drug suppliers for our pharmacy business. These vendors have independent responses to managing the effect of the COVID-19 pandemic. We have been amplifying monitoring of our inventory levels and supply chain and have not experienced any significant disruptions in our ability to fulfill and process PGS or telehealth orders to date. If we experience delays or other challenges in obtaining supplies necessary for the production, fulfillment, or distribution of the products or services we offer, it could negatively affect our ability to satisfy our obligations to customers and maintain our operations in a cost-efficient manner and have a material adverse effect on our business.

With respect to our telehealth services, the COVID-19 pandemic has increased awareness, acceptance, and usage of virtual medical care and pharmacy services, resulting in greater consumer trial and use of telehealth. While we believe that these trends present significant opportunities for our telehealth services, it is uncertain whether the increase in demand caused by COVID-19 will continue.

In our Therapeutics segment, the advancement of our programs requires our scientists to have physical access to our laboratory facilities on a continuing basis, and we have implemented health and safety protocols and procedures to keep our laboratory facilities operating during the COVID-19 pandemic. In an effort to provide a safe work environment for our employees, we have, among other things, increased the cadence of sanitization and air filtration in our office and lab facilities. We continue to monitor the impact and effects of the COVID-19 pandemic and our response to it, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees and other business partners in light of the pandemic.

Despite the introduction and continued administration of COVID-19 vaccines, the pandemic remains highly volatile and continues to evolve. We cannot accurately predict the duration or extent of the impact of the COVID-19 virus, including the Omicron, Delta, and other variants and other areas that may affect our business operations. Despite our mitigation efforts, we may experience delays or an inability to execute on our clinical and preclinical development plans, reduced revenues or other adverse impacts to our business, which are described in more detail in Part I, Item 1A., “Risk Factors,” of the Fiscal 2022 Form 10-K. The duration of the COVID-19 pandemic and the impact of the efforts being made to contain it or to flatten the spread of the disease cannot be predicted with any accuracy, and this uncertainty could have a material impact on our financial results for the foreseeable future.

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

As discussed above, we operate in two reporting segments: Consumer and Research Services, and Therapeutics. The Consumer and Research Services segment consists of our PGS and telehealth business, as well as research services that we perform under agreements with third parties, including the GSK Agreement, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. Substantially all our revenues are derived from our Consumer and Research Services segment.

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe the following metrics are useful in evaluating our business:

•
PGS Customers. When we refer to our “Customers,” this means individuals who have registered a PGS kit and provided their DNA sample. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming subscribers to our new 23andMe+ subscription service, especially if they consent to participate in our research. We had approximately 13.4 million and 11.9 million Customers as of September 30, 2022 and 2021, respectively.
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

Our consolidated revenue is composed primarily of sales of PGS kits to customers and telehealth services which include online medical visits, pharmacy services, and memberships, as well as revenues from target discovery activities as part of our research collaborations through our Consumer and Research Services segment. Additionally, revenue is generated through our collaboration agreements in our Therapeutics segment primarily as a result of the out-licensing of intellectual property to collaboration partners.

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

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the volume of PGS kit sales recognized, the prices we charge for our PGS products and research services, the prices we charge for telehealth services (medical visits, pharmacy services, and memberships), the fees we incur for lab processing PGS kits, the costs we incur for medical services and prescription drug costs, the revenues from our collaboration agreements and the personnel costs to fulfill them. We expect our Consumer and Research Services gross margin to increase over the long term as subscription revenues become a higher percentage of revenue mix, although our gross margin may fluctuate from period to period. Substantially all our research services revenue is currently derived from the GSK Agreement. If we are unable to add new research services agreements, our research services revenue may decline substantially following the expiration of the GSK Agreement in July 2023.

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

Other Income (Expense)

Other income (expense) includes interest income, net, and other income (expense), net. Interest income, net primarily consists of interest income earned on our cash deposits and cash equivalents. Other income (expense), net primarily consists of change in fair value of warrants liabilities, effects of changes in foreign currency exchange rates, and other non-operating income and expenditures.

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

Results of Operations

Comparisons for Three and Six Months ended September 30, 2022 and 2021

The following table sets forth our unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2022 and 2021, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$75,659	$55,204	$20,455	37%	$140,172	$114,443	$25,729	22%
Cost of revenue(2)	37,386	27,276	10,110	37%	76,409	55,818	20,591	37%
Gross profit	38,273	27,928	10,345	37%	63,763	58,625	5,138	9%
Operating expenses:
Research and development(2)	52,598	44,523	8,075	18%	104,607	88,755	15,852	18%
Sales and marketing(2)	24,835	13,588	11,247	83%	58,269	29,007	29,262	101%
General and administrative(2)	28,881	16,264	12,617	78%	58,524	28,860	29,664	103%
Total operating expenses	106,314	74,375	31,939	43%	221,400	146,622	74,778	51%
Loss from operations	(68,041)	(46,447)	(21,594)	46%	(157,637)	(87,997)	(69,640)	79%
Other (expense) income:
Interest income, net	1,392	92	1,300	NM (1)	1,637	136	1,501	NM (1)
Change in fair value of warrant liabilities	—	29,828	(29,828)	(100%)	—	29,294	(29,294)	(100%)
Other income (expense), net	(687)	3	(690)	NM (1)	(1,122)	17	(1,139)	NM (1)
Loss before income taxes	(67,336)	(16,524)	(50,812)	308%	(157,122)	(58,550)	(98,572)	168%
Benefit from income taxes	1,271	—	1,271	100%	1,525	—	1,525	100%
Net loss	$(66,065)	$(16,524)	$(49,541)	300%	$(155,597)	$(58,550)	$(97,047)	166%
(1)
Not meaningful
(2)
Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$2,413	$945	$5,740	$1,743
Research and development	12,003	5,450	24,079	11,057
Sales and marketing	2,003	860	4,892	1,763
General and administrative	12,548	3,172	24,719	5,501
Total stock-based compensation expense	$28,967	$10,427	$59,430	$20,064

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(as a percentage of total revenue)		(as a percentage of total revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	49%	49%	55%	49%
Gross margin	51%	51%	45%	51%
Operating expenses:
Research and development	70%	81%	74%	78%
Sales and marketing	33%	25%	41%	25%
General and administrative	38%	29%	42%	25%
Total operating expenses	141%	135%	157%	128%
Loss from operations	(90%)	(84%)	(112%)	(77%)
Other (expense) income:
Interest income, net	2%	0%	1%	0%
Change in fair value of warrant liabilities	0%	54%	0%	26%
Other income (expense), net	(1%)	0%	(1%)	0%
Loss before income taxes	(89%)	(30%)	(112%)	(51%)
Benefit from income taxes	2%	0%	1%	0%
Net loss	(87%)	(30%)	(111%)	(51%)

Revenue

Total revenue increased by $20.5 million, or 37%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was due primarily to an increase in consumer services revenue of $11.7 million attributable to three months of telehealth services revenue from the Lemonaid Acquisition and a $1.9 million increase in subscription services revenue, partially offset by a $1.5 million decrease in PGS revenue driven mainly by lower PGS kit sales volume. Research services revenue increased by $8.4 million due primarily to a $4.9 million increase in GSK collaboration revenue related to the GSK Agreement and a $3.5 million increase in revenue under research contracts with third parties in connection with the achievement of certain non-recurring milestones.

Total revenue increased by $25.7 million, or 22%, for the six months ended September 30, 2022, compared to the six months ended September 30, 2021. The increase was due primarily to an increase in consumer services revenue of $23.6 million attributable to six months of telehealth services revenue from the Lemonaid Acquisition and a $3.6 million increase in subscription services revenue, partially offset by a $7.0 million decrease in PGS revenue driven mainly by lower PGS kit sales volume. Research services revenue increased by $5.5 million due primarily to a $3.5 million increase in revenue under research contracts with third parties in connection with the achievement of certain non-recurring milestones, and an increase of $2.0 million in GSK collaboration revenue related to the GSK Agreement.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue increased by $10.1 million, or 37%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. Cost of revenue for consumer services increased by $12.8 million, driven mainly by a $12.6 million increase in telehealth services cost of revenue, primarily from $5.9 million in personnel-related expenses, $3.2 million in allocated overhead costs, $1.4 million in shipping and supplies and $0.9 million in amortization expense for developed technology. Cost of revenue for research services decreased by $2.7 million primarily due to lower project hours pursuant to the GSK Agreement.

Total cost of revenue increased by $20.6 million, or 37%, for the six months ended September 30, 2022, as compared to the six months ended September 30, 2021. Cost of revenue for consumer services increased by $24.2 million, driven mainly by a $24.5 million increase in telehealth services cost of revenue, primarily from $11.8 million in personnel-related expenses, $6.2 million in allocated overhead costs, $2.6 million in shipping and supplies, and $1.7 million in amortization expense for developed technology, partially offset by a $0.3 million decrease primarily related to lower PGS kit sales volume. Cost of revenue for research services decreased by $3.6 million primarily due to lower project hours pursuant to the GSK Agreement.

Our gross profit increased by $10.3 million, or 37%, to $38.3 million for the three months ended September 30, 2022 from $27.9 million for the three months ended September 30, 2021. The increase in gross profit was primarily due to the increases in consumer services revenue and research services revenue as discussed above.

Our gross profit increased by $5.1 million, or 9%, to $63.8 million for the six months ended September 30, 2022, from $58.6 million for the six months ended September 30, 2021. The increase in gross profit was primarily due to the increases in consumer services revenue and research services revenue as discussed above.

Our gross margin remained the same year over year at 51% for both the three months ended September 30, 2021 and 2022. While we experienced increased research service revenue related to milestone achievements that required minimal costs due to their one-time nature, increased GSK collaboration revenue, and growth in subscription services, which generated a higher gross margin than our PGS kit sales, during the three months ended September 30, 2022, these gross margin increases were offset by the integration of the telehealth business, which generated a lower gross margin than our PGS kit sales and research services, and its share of overhead allocations, as well as increased PGS shipping and distribution expenses.

Our gross margin declined year over year, from 51% for the six months ended September 30, 2021, to 45% for the six months ended September 30, 2022, due to the integration of the telehealth business, which generated a lower gross margin than our PGS kit sales and research services, and its share of overhead allocations, as well as increased PGS shipping and distributions expenses.

Research and Development Expenses

The following table sets forth our research and development expenses for the three and six months ended September 30, 2022 and 2021, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Personnel-related expenses	$30,422	$20,217	$10,205	50%	$61,162	$40,003	$21,159	53%
Lab-related research services	7,941	10,353	(2,412)	(23%)	15,511	21,498	(5,987)	(28%)
Depreciation, equipment and supplies	2,474	2,457	17	1%	4,588	4,664	(76)	(2%)
Facilities, other overhead allocation, and other	11,761	11,496	265	2%	23,346	22,590	756	3%
Total research and development expenses	$52,598	$44,523	$8,075	18%	$104,607	$88,755	$15,852	18%

Research and development expenses for the three months ended September 30, 2022 was $52.6 million, compared to $44.5 million for three months ended September 30, 2021. This increase of $8.1 million, or 18%, was primarily attributable to the increase in personnel-related expenses of $10.2 million, due to increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation in connection with new equity awards granted under the 2021 Plan, as well as accrued compensation under the 2022 AIP adopted on June 9, 2022. This increase was partially offset by a $2.4 million decrease in lab-related research services primarily due to decreased spending on the GSK6097608 program following our election to adopt the royalty option instead of continuing to share in development costs.

Research and development expenses for the six months ended September 30, 2022, was $104.6 million, compared to $88.8 million for the six months ended September 30, 2021. This increase of $15.9 million, or 18%, was primarily attributable to the increase in personnel-related expenses of $21.2 million, due to increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation in connection with new equity awards granted under the 2021 Plan, as well as accrued compensation under the 2022 AIP. This increase was partially offset by a $6.0 million decrease in lab-related research services primarily due to the exercise of our rights under the GSK Agreement to opt out of cost sharing with respect to further research on therapeutic product candidate GSK6097608.

For both the three and six months ended September 30, 2022 and 2021, 54% and 52% of total research and development expenses were attributable to the Consumer and Research Services business, respectively, and 46% and 48% were attributable to our Therapeutics business, respectively.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses for the three and six months ended September 30, 2022 and 2021, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,				Six Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Advertising & brand	$12,380	$7,134	$5,246	74%	$32,915	$16,187	$16,728	103%
Personnel-related expenses	5,297	3,157	2,140	68%	11,417	6,314	5,103	81%
Outside services, equipment and supplies	1,773	1,426	347	24%	3,196	2,773	423	15%
Depreciation & amortization	3,266	—	3,266	100%	6,581	—	6,581	100%
Facilities and other overhead allocation	2,119	1,871	248	13%	4,160	3,733	427	11%
Total sales and marketing expenses	$24,835	$13,588	$11,247	83%	$58,269	$29,007	$29,262	101%

Sales and marketing expenses for the three months ended September 30, 2022 amounted to $24.8 million, as compared to $13.6 million for the three months ended September 30, 2021, representing an increase of $11.2 million, or 83%. This increase was primarily driven by the $5.2 million increase in advertising and brand-related spend in our marketing programs to grow our telehealth business. Depreciation and amortization increased $3.3 million due to amortization of acquired intangible assets, including customer relationships, trademarks, and partnerships from the Lemonaid Acquisition. Additionally, personnel-related expenses increased by $2.1 million due to increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation in connection with new equity awards granted under the 2021 Plan, as well as accrued compensation under the 2022 AIP.

Sales and marketing expenses for the six months ended September 30, 2022, amounted to $58.3 million, as compared to $29.0 million for the six months ended September 30, 2021, representing an increase of $29.3 million, or 101%. This increase was primarily driven by the $16.7 million increase in advertising and brand-related spend in our marketing programs mainly to grow our telehealth business. Depreciation and amortization increased $6.6 million due to amortization of acquired intangible assets, including customer relationships, trademarks, and partnerships from the Lemonaid Acquisition. Additionally, personnel-related expenses increased by $5.1 million due to increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation in connection with new equity awards granted under the 2021 Plan, as well as accrued compensation under the 2022 AIP.

General and Administrative Expenses

Total general and administrative expenses increased by $12.6 million, or 78%, from $16.3 million for the three months ended September 30, 2021 to $28.9 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily due to the increase in personnel-related expenses of $11.3 million, which was a result of increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation expense in connection with new equity awards granted under the 2021 Plan, as well as accrued compensation under the 2022 AIP. Facilities and overhead allocation increased by $1.0 million, primarily due to higher allocated overhead costs driven by increased headcount, as well as increased personnel-related expenses for shared-cost departments during the three months ended September 30, 2022. Other operating expenses increased by $0.3 million due to various other administrative expenses.

Total general and administrative expenses increased by $29.7 million, or 103%, from $28.9 million for the six months ended September 30, 2021, to $58.5 million for the six months ended September 30, 2022. The increase in general and administrative expenses was primarily due to the increase in personnel-related expenses of $23.1 million, which was a result of increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation expense in connection with new equity awards granted under the 2021 Plan, as well as accrued compensation under the 2022 AIP. Other operating expenses increased by $3.0 million, primarily due to an increase in director and officer insurance as a result of operating as a public company. Facilities and overhead allocation increased by $2.0 million, primarily due to higher allocated overhead costs driven by increased headcount, as well as increased personnel-related expenses for shared-cost departments during the six months ended September 30, 2022. Outside services increased by $1.5 million, primarily due to increased advisory, legal, and consulting services related to the Lemonaid Acquisition, and the associated integration fees.

Change in Fair Value of Warrant Liabilities

Benefit from change in fair value of warrant liabilities was $29.8 million and $29.3 million, respectively, for the three and six months ended September 30, 2021, due to a reduction in the fair value of the warrants that were assumed in connection with the Merger, which was primarily driven by movements in our stock price and volatility measurements.

As of March 31, 2022, all warrants were exercised or redeemed. Accordingly, there are no warrant liabilities outstanding in fiscal year 2023.

Adjusted EBITDA

We evaluate the performance of each segment based on Adjusted EBITDA, which is a non-GAAP financial measure that we define as net income (loss) before net interest income (loss), net other income (expense), changes in fair value of warrant liabilities, income tax benefit, depreciation and amortization of fixed assets, amortization of internal use software, amortization of acquired intangible assets, non-cash stock-based compensation expense, acquisition-related costs, and expenses related to restructuring and other charges, if applicable for the period. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.

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

The following tables reconcile net loss to Adjusted EBITDA for the three and six months ended September 30, 2022 and 2021 on a company-wide basis and for each of our segments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Segment Revenue
Consumer and Research Services	$75,659	$55,204	$140,172	$114,443
Total revenue (1)	$75,659	$55,204	$140,172	$114,443
Segment Adjusted EBITDA
Consumer and Research Services Adjusted EBITDA	$2,324	$(760)	$(14,673)	$(1,265)
Therapeutics Adjusted EBITDA	(18,663)	(18,828)	(37,128)	(37,131)
Unallocated Corporate (2)	(13,316)	(10,095)	(27,568)	(18,563)
Total Adjusted EBITDA	$(29,655)	$(29,683)	$(79,369)	$(56,959)

Reconciliation of net loss to Adjusted EBITDA
Net loss	$(66,065)	$(16,524)	$(155,597)	$(58,550)
Adjustments:				-
Interest (income) expense, net	(1,392)	(92)	(1,637)	(136)
Other (income) expense, net	687	(3)	1,122	(17)
Change in fair value of warrant liabilities		(29,828)	—	(29,294)
Income tax benefit	(1,271)	—	(1,525)	-
Depreciation and amortization	5,152	4,871	10,256	9,508
Amortization of acquired intangible assets	4,267	—	8,582	-
Stock-based compensation expense	28,967	10,427	59,430	20,064
Acquisition-related costs (3)	—	1,466	—	1,466
Total Adjusted EBITDA	$(29,655)	$(29,683)	$(79,369)	$(56,959)
(1)
There was no Therapeutics revenue for the three and six months ended September 30, 2022 and 2021.
(2)
Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(3)
For the three and six months ended September 30, 2022 and 2021, acquisition-related costs primarily consisted of advisory, legal and consulting fees related to the Lemonaid Acquisition.

Consumer and Research Services

Consumer and Research Services Adjusted EBITDA improved for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily due to (i) an increase in consumer services revenue of $11.7 million attributable to three months of telehealth services revenue from the Lemonaid Acquisition and (ii) $1.9 million growth in subscription services revenue, partially offset by a $1.5 million decrease, driven mainly by lower PGS kit sales volume. Research services revenue increased by $8.4 million due primarily to a $4.9 million increase in GSK revenue related to the GSK Agreement and a $3.5 million increase in revenue under research contracts with third parties in connection with the achievement of certain non-recurring milestones.

The foregoing increases in revenue were partially offset by a $10.2 million increase in personnel-related expenses driven by increased salaries and related taxes as a result of inflation and growth in headcount, a $5.2 million increase in advertising and brand-related spend in marketing programs, and a $2.0 million increase in cost of revenue-related shipping, supplies, and consultant spend, all of which were primarily attributable to the inclusion to telehealth services.

Consumer and Research Services Adjusted EBITDA declined for the six months ended September 30, 2022, as compared to the six months ended September 30, 2021, primarily due to (i) a $20.0 million increase in personnel-related expenses driven by increased salaries and related taxes as a result of inflation and growth in headcount, (ii) a $16.7 million increase in advertising and brand-related spend in marketing programs, and (iii) a $3.7 million increase in cost of revenue-related shipping, supplies and consultant spend, all of which were primarily attributable to the inclusion of telehealth services.

The foregoing increases in expenses were partially offset by an increase in consumer services revenue of $23.6 million attributable to six months of telehealth services from the Lemonaid Acquisition and $3.6 million growth in subscription services revenue, partially offset by a $7.0 million decrease, driven mainly by lower PGS kit sales volume. Research services revenue increased by $5.5 million due primarily to a $3.5 million increase in revenue under research contracts with third parties in connection with the achievement of certain non-recurring milestones and an increase of $2.0 million in GSK revenue related to the GSK Agreement.

Therapeutics

Therapeutics' Adjusted EBITDA did not change significantly from the three and six months ended September 30, 2022, as compared to the three and six months ended September 30, 2021.

Liquidity and Capital Resources

We have financed our operations primarily through sales of equity securities and revenue from sales of PGS, telehealth, and research services. During the fiscal year ended March 31, 2022, we received gross proceeds of $309.7 million from the Merger and $250.0 million from the PIPE investment. Our primary requirements for liquidity and capital are to fund operating needs and finance working capital, capital expenditures, and general corporate purposes.

As of September 30, 2022, our principal source of liquidity was our cash and cash equivalents balance of $410.9 million, which is held for working capital purposes. We have incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $1,350.3 million as of September 30, 2022. As of the date of this Form 10-Q, we believe our existing cash resources are sufficient to continue operating activities for the next 12 months.

We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in research and development, additional general and administrative expenses we expect to incur in connection with operating as a public company, and additional sales and marketing expenses we expect to incur as a result of the Lemonaid Acquisition. Cash from operations could also be affected from our customers and other risks set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2022 10-K. We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

For the six months ended September 30, 2022, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in the Fiscal 2022 Form 10-K. See Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(145,974)	$(107,025)
Net cash used in investing activities	$(4,951)	$(9,116)
Net cash provided by financing activities	$7,182	$534,702

Cash Flows from Operating Activities

Net cash used in operating activities of $146.0 million for the six months ended September 30, 2022 was primarily related to a net loss of $155.6 million, partially offset by non-cash charges for stock-based compensation of $59.4 million, depreciation and amortization of $16.7 million and amortization and impairment of internal-use software of $2.1 million. The net changes in operating assets and liabilities of $68.6 million were primarily related to an increase in accounts receivable of $49.5 million mainly attributable to the $50.0 million receivable related to the GSK Agreement, a decrease in accounts payable of $27.0 million primarily due to timing of vendor payments, a decrease in accrued and other current liabilities of $10.4 million due to timing of vendor invoice receipts, a decrease in operating lease liabilities of $4.4 million primarily due to lease payments, and an increase in inventories of $3.0 million due to increased purchases in preparation for holiday season sales. These were partially offset by an increase in deferred revenue of $19.0 million as a result of increased deferred revenue related to GSK collaboration which is partially offset by decreases in PGS deferred revenue, a decrease in prepaid expenses and other current assets of $4.9 million primarily due to the receipt of insurance claim payments, and a decrease in operating right-of-use assets of $3.7 million primarily due to right-of-use assets amortization.

Net cash used in operating activities of $107.0 million for the six months ended September 30, 2021 was primarily related to a net loss of $58.6 million and changes in fair value of warrant liabilities of $29.3 million, partially offset by non-cash charges for stock-based compensation of $20.1 million, depreciation and amortization of $8.4 million, and amortization of internal-use software of $1.1 million. The net changes in operating assets and liabilities of $48.8 million were primarily related to an increase in accounts receivable of $24.2 million primarily attributable to an accounts receivable balance related to the GSK Agreement, an increase in inventories of $11.5 million due to increased purchases in preparation for holiday season sales, an increase in prepaid expenses and other current assets of $5.4 million primarily due to increase in prepaid insurance, a decrease in operating lease liabilities of $3.7 million primarily due to lease payments, and a decrease in deferred revenue of $3.6 million primarily due to less PGS kit sales than revenue recognized during the period. These were partially offset by increased deferred revenue balance related to GSK collaboration, a decrease in accrued expenses and other current liabilities of $2.3 million primarily due to timing of vendor invoice receipts, a decrease in accounts payable of $1.0 million due to timing of vendor payments, and an increase in other assets of $0.7 million primarily due to an increase in prepaid insurance, which were offset by a decrease in operating lease right-of-use assets of $3.5 million primarily due to right-of-use assets amortization.

Cash Flows from Investing Activities

Cash flows from investing activities primarily relate to purchase of property and equipment, prepayments for intangible assets, as well as capitalization of internal-use software costs.

Net cash used in investing activities was $5.0 million for the six months ended September 30, 2022, which consisted of capitalization of internal-use software costs of $3.0 million and purchases of property and equipment of $1.9 million.

Net cash used in investing activities was $9.1 million for the six months ended September 30, 2021, which consisted of prepayments for intangible assets of $5.5 million related to a patent rights purchase completed in October 2021, purchases of property and equipment of $1.8 million and capitalization of internal-use software costs of $1.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7.2 million for the six months ended September 30, 2022, which consisted of $3.9 million in proceeds from the exercise of stock options and $3.2 million in proceeds from the issuance of common stock under the ESPP.

Net cash provided by financing activities was $534.7 million for the six months ended September 30, 2021, which consisted of $309.7 million in proceeds from the Business Combination, $250.0 million of proceeds from the PIPE Investment, and $5.6 million in proceeds from the exercise of stock options, which were partially offset by $30.6 million in payments of deferred offering costs.

Contractual Obligations and Commitments

Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods from 0.4 years to 8.8 years. Refer to Note 7, “Leases,” of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations.

In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 8, “Commitments and Contingencies,” of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our commitments as of September 30, 2022.

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

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test goodwill each fiscal year on January 1st for impairment at the Consumer and Research Services reporting unit level. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Performance of the qualitative impairment assessment requires judgment in identifying and considering the significance of relevant events and circumstances, including external factors such as macroeconomic and industry conditions and the legal and regulatory environment, as well as entity-specific factors, such as actual and planned financial performance, that could impact the fair value of our Consumer and Research Services reporting unit. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, we will proceed to perform the quantitative impairment test in which the fair value of the reporting unit is compared with its carrying amount, and an impairment charge will be recorded for the amount by which the carrying amount exceeds the reporting unit's fair value, if any.

Our annual assessment for goodwill impairment was performed as of January 1, 2022. The assessment indicated that is it more likely than not that the fair value of the Consumer and Research Services reporting unit exceeds its carrying amount. We are not experiencing constraints on access to capital, poor financial performance, nor do we intend to scale down our business. We have not experienced any conditions that would require a write-down of our other assets, including long-lived assets. Therefore, no goodwill impairment charges were recorded as a result of our 2022 impairment analysis. Furthermore, in considering potential indicators of impairment, the Company has considered recent events and circumstances and concluded there is no evidence that changes our most recent conclusions.

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

Interest Rate Risk

As of September 30, 2022, we had $410.9 million in cash and cash equivalents. Our cash equivalents are comprised primarily of money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income and cash flows. A hypothetical 10% change in interest rates during the three and six months ended September 30, 2022 and 2021 would not have had a material impact on our historical condensed consolidated financial statements.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all our revenue and expenses are denominated in U.S. dollars. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended September 30, 2022 and 2021. To date, we have not engaged in any hedging strategies. As our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

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

As of September 30, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over financial reporting described below. Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

Remediation Efforts to Address the Previously Disclosed Material Weakness

A material weakness in our internal control over financial reporting was identified as of March 31, 2021, and remains unremediated at September 30, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified was a lack of sufficient resources in our finance function to meet our financial reporting requirements. This material weakness resulted in insufficient management review of journal entries, account reconciliations, and review of financial statements. Management continues to review and make necessary changes to the overall design of our internal control environment, including implementing additional internal controls over journal entries, account reconciliation, and the review of financial statements. We have added additional resources and expertise to our finance function to enhance the effectiveness of internal controls over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we plan to complete this remediation process as quickly as possible, we cannot estimate at this time how long it will take.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

23ANDME HOLDING CO.

Date:	November 7, 2022	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 7, 2022	By:	/s/ Joseph Selsavage
Name: Joseph Selsavage
Interim Chief Financial and Accounting Officer
(Principal Financial Officer)