Form 10-Q
period 2022-12-31
23andMe Holding Co.
filed 2023-02-08
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of January 31, 2023, there were 288,746,230 shares of Class A common stock, $0.0001 par value per share, and 168,502,918 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition, and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	March 31,
	2022	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$432,801	$553,182
Restricted cash	1,399	1,599
Accounts receivable, net (includes related party amounts of $3,636 and zero, respectively)	26,808	3,380
Inventories	11,960	10,789
Deferred cost of revenue	14,336	7,700
Prepaid expenses and other current assets	21,367	25,139
Total current assets	508,671	601,789
Property and equipment, net	40,791	49,851
Operating lease right-of-use assets	49,987	55,577
Restricted cash, noncurrent	6,974	6,974
Internal-use software, net	13,823	9,635
Intangible assets, net	49,362	73,905
Goodwill	351,744	351,744
Other assets	3,302	2,593
Total assets	$1,024,654	$1,152,068
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes related party amounts of zero and $12,567, respectively)	$13,984	$37,930
Accrued expenses and other current liabilities (includes related party amounts of $9,862 and $5,772, respectively)	69,036	44,588
Deferred revenue (includes related party amounts of $22,943 and $9,181, respectively)	108,934	62,939
Operating lease liabilities	8,159	7,784
Total current liabilities	200,113	153,241
Operating lease liabilities, noncurrent	71,441	78,524
Other liabilities	2,108	4,647
Total liabilities	273,662	236,412
Commitments and contingencies (Note 9)
Stockholders' equity
Common Stock, par value $0.0001 - Class A shares, 1,140,000,000 shares authorized, 288,629,645 and 228,174,718 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively; Class B shares, 350,000,000 shares authorized, 168,531,838 and 220,637,603 shares issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	45	45
Additional paid-in capital	2,193,544	2,110,160
Accumulated other comprehensive income	(311)	179
Accumulated deficit	(1,442,286)	(1,194,728)
Total stockholders’ equity	750,992	915,656
Total liabilities and stockholders’ equity	$1,024,654	$1,152,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue (includes related party revenue of $13,068, $8,069, $36,258 and $29,281, respectively)	$66,940	$56,891	$207,112	$171,334
Cost of revenue (includes related party costs of $231, $(54), $(279) and $209, respectively)	36,189	29,628	112,598	85,446
Gross profit	30,751	27,263	94,514	85,888
Operating expenses:
Research and development (includes related party expenses of $3,251, $6,300, $9,517 and $18,185, respectively)	57,270	50,298	161,877	139,053
Sales and marketing	39,879	41,979	98,148	70,987
General and administrative	30,702	31,687	89,226	60,547
Total operating expenses	127,851	123,964	349,251	270,587
Loss from operations	(97,100)	(96,701)	(254,737)	(184,699)
Other income (expense):
Interest income, net	3,671	76	5,307	213
Change in fair value of warrant liabilities	—	3,695	—	32,989
Other income (expense), net	855	22	(267)	39
Loss before income taxes	(92,574)	(92,908)	(249,697)	(151,458)
Benefit from income taxes	613	3,512	2,139	3,512
Net loss	$(91,961)	$(89,396)	$(247,558)	$(147,946)
Other comprehensive loss, net of tax	(1,943)	(36)	(490)	(36)
Total comprehensive loss	$(93,904)	$(89,432)	$(248,048)	$(147,982)
Net loss per share of Class A and Class B common stock attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.21)	$(0.55)	$(0.44)
Weighted-average shares used to compute net loss per share:
Basic and diluted	453,407,202	426,591,111	449,949,829	334,491,905

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of March 31, 2022	—	$—	448,812,321	$45	$2,110,160	$179	$(1,194,728)	$915,656
Issuance of common stock upon exercise of stock options	—	—	1,065,784	—	1,533	—	—	1,533
Issuance of common stock upon release of RSUs	—	—	1,461,448	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	—	—	(14,036)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	25,915	—	—	25,915
Other comprehensive income	—	—	—	—	—	624	—	624
Net loss	—	—	—	—	—	—	(89,532)	(89,532)
Balance as of June 30, 2022	—	$—	451,325,517	$45	$2,137,608	$803	$(1,284,260)	$854,196
Issuance of common stock upon exercise of stock options	—	—	1,430,629	—	2,498	—	—	2,498
Issuance of common stock upon release of RSUs	—	—	1,580,591	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	—	—	(14,038)	—	(86)	—	—	(86)
Issuance of common stock under employee stock purchase plan	—	—	1,130,337	—	3,238	—	—	3,238
Stock-based compensation expense	—	—	—	—	24,710	—	—	24,710
Other comprehensive income	—	—	—	—	—	829	—	829
Net loss	—	—	—	—	—	—	(66,065)	(66,065)
Balance as of September 30, 2022	—	$—	455,453,036	$45	$2,167,968	$1,632	$(1,350,325)	$819,320
Issuance of common stock upon exercise of stock options	—	—	96,443	—	49	—	—	49
Issuance of common stock upon release of RSUs	—	—	1,631,315	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	—	—	(19,311)	—	(58)	—	—	(58)
Stock-based compensation expense	—	—	—	—	25,585	—	—	25,585
Other comprehensive loss	—	—	—	—	—	(1,943)	—	(1,943)
Net loss	—	—	—	—	—	—	(91,961)	(91,961)
Balance as of December 31, 2022	—	$—	457,161,483	$45	$2,193,544	$(311)	$(1,442,286)	$750,992

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income Loss	Deficit	(Deficit)
Balance as of March 31, 2021	209,181,855	$837,351	124,529,784	$12	$381,607	$—	$(977,238)	$(595,619)
Preferred stock conversion	(209,181,855)	(837,351)	209,181,855	21	837,330	—	—	837,351
Issuance of common stock upon Merger (net of transaction costs of $33,726)	—	—	46,901,747	5	200,574	—	—	200,579
Issuance of Private Investment in Public Equity (“PIPE”) shares (includes related party amount of $25,000)	—	—	25,000,000	3	249,997	—	—	250,000
Issuance of common stock upon exercise of stock options	—	—	818,479	—	2,553	—	—	2,553
Stock-based compensation expense	—	—	—	—	9,704	—	—	9,704
Net loss	—	—	—	—	—	—	(42,026)	(42,026)
Balance as of June 30, 2021	—	$—	406,431,865	$41	$1,681,765	$—	$(1,019,264)	$662,542
Issuance of common stock upon exercise of stock options	—	—	736,717	—	2,905	—	—	2,905
Stock-based compensation expense	—	—	—	—	10,588	—	—	10,588
Net loss	—	—	—	—	—	—	(16,524)	(16,524)
Balance as of September 30, 2021	—	$—	407,168,582	$41	$1,695,258	$—	$(1,035,788)	$659,511
Issuance of common stock for acquisition of business	—	—	30,572,268	3	322,842	—	—	322,845
Issuance of common stock for Class A common stock warrant exercise	—	—	6,016,327	—	42,354	—	—	42,354
Issuance of common stock upon exercise of stock options	—	—	2,390,004	—	8,308	—	—	8,308
Stock-based compensation expense	—	—	—	—	17,588	—	—	17,588
Other comprehensive loss	—	—	—	—	—	(36)	—	(36)
Net loss	—	—	—	—	—	—	(89,396)	(89,396)
Balance as of December 31, 2021	—	$—	446,147,181	$44	$2,086,350	$(36)	$(1,125,184)	$961,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(247,558)	$(147,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,918	15,345
Amortization and impairment of internal-use software	3,214	1,741
Stock-based compensation expense	93,768	37,473
Changes in fair value of warrant liabilities	—	(32,989)
Impairment of long-lived assets	10,126	—
Other	(1)	77
Changes in operating assets and liabilities:
Accounts receivable (includes related party amounts of $(3,636) and $(105), respectively)	(23,428)	(21,078)
Inventories	(1,172)	(10,605)
Deferred cost of revenue	(6,636)	(10,630)
Prepaid expenses and other current assets (includes related party amounts of zero and $(207), respectively)	3,772	(7,697)
Operating right-of-use assets	5,570	5,265
Other assets	(711)	(604)
Accounts payable (includes related party amounts of $(12,567) and $(4,422), respectively)	(23,305)	(804)
Accrued and other current liabilities (includes related party amounts of $4,090 and $5,416, respectively)	4,265	9,878
Deferred revenue (includes related party amounts of $13,762 and $(3,969), respectively)	45,996	40,223
Operating lease liabilities	(6,708)	(5,655)
Other liabilities	(2,539)	(3,617)
Net cash used in operating activities	(120,429)	(131,623)
Cash flows from investing activities:
Purchases of property and equipment	(2,854)	(2,420)
Prepayment for intangible assets	—	(5,500)
Capitalized internal-use software costs	(5,163)	(2,855)
Cash paid for acquisitions, net of cash acquired	—	(94,165)
Net cash used in investing activities	(8,017)	(104,940)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,933	11,476
Proceeds from issuance of common stock under employee stock purchase plan	3,238	—
Payments of deferred offering costs	—	(30,642)
Proceeds from issuance of common stock upon merger	—	309,720
Proceeds from PIPE (related party amounts of zero and $25,000, respectively)	—	250,000
Proceeds from exercise of merger warrants	—	44
Payment for warrant redemptions	—	(116)
Net cash provided by financing activities	7,171	540,482
Effect of exchange rates on cash and cash equivalents	694	(4)
Net increase (decrease) in cash, cash equivalents and restricted cash	(120,581)	303,915
Cash, cash equivalents and restricted cash—beginning of period	561,755	290,862
Cash, cash equivalents and restricted cash—end of period	441,174	594,777
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	472	859
Stock-based compensation capitalized for internal-use software costs	2,239	745
Reclassification of deferred offering costs	—	3,971
Assumption of merger warrants liability	—	75,415
Conversion of redeemable convertible preferred stock to common stock	—	837,351
Redemption/exercise of Class A common stock warrants	—	42,354
Stock consideration in acquisition of businesses, including fair value of common stock issued and fair value of stock-based awards that were vested	—	322,842
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	432,801	586,204
Restricted cash, current	1,399	1,599
Restricted cash, noncurrent	6,974	6,974
Total cash, cash equivalents and restricted cash	$441,174	$594,777

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

For the nine months ended December 31, 2022 and 2021, the Company had operations primarily in the United States and insignificant operations in the United Kingdom.

There have been no changes to the Company’s significant accounting policies described in the audited consolidated financial statements for the year ended March 31, 2022 that have had a material impact on these condensed consolidated financial statements and related notes.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of December 31, 2022 and for the three and nine months ended December 31, 2022 and 2021 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the year ended March 31, 2022 (the “audited consolidated financial statements”) that were included in the Company’s Annual Report on Form 10-K filed with the SEC on May 27, 2022, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on August 9, 2022. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of December 31, 2022 and its condensed consolidated results of operations and cash flows for the three and nine months ended December 31, 2022 and 2021. The results of operations for the three and nine months ended December 31, 2022 are not necessarily indicative of the results expected for the year ending March 31, 2023 or any other future interim or annual periods.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the condensed consolidated financial statements and accompanying notes to the condensed consolidated financial statements.

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

A single supplier accounted for 100% of the Company’s total purchases of microarrays and a separate single supplier accounted for 100% of the Company’s total purchases of Kits for the three and nine months ended December 31, 2022 and 2021. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three and nine months ended December 31, 2022 and 2021.

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

Significant customer information is as follows:

	December 31,	March 31,
	2022	2022
Percentage of accounts receivable:
Customer B	14%	0%
Customer C	70%	25%
Customer F	12%	19%
Customer G	0%	44%

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Percentage of revenue:
Customer C	22%	17%	20%	19%
Customer B	20%	14%	18%	17%

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

Each period the Company evaluates finite-lived intangible assets to determine whether there have been any events or changes in circumstances which indicate that its carrying amount may not be recoverable. During the three months ended December 31, 2022, due to decreased revenue associated with a delayed product launch and margin forecasts for the U.K. partnership business, the Company performed an interim quantitative impairment test for the U.K. partnership asset group as of December 31, 2022. The fair value of the asset group was calculated using a discounted cash flow and was determined to be lower than its carrying value. As a result, the Company recorded a $ 10.0 million impairment charge to write down the value of the partnership intangible asset to its estimated fair value as of December 31, 2022. The charge was recorded within sales and marketing expenses in its Consumer and Research segment in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

The Company sells through multiple channels, including direct to consumer via the Company’s website and through online retailers. If the customer does not return the Kit for processing, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. To estimate breakage, the Company applies the practical expedient available under Topic 606 to assess its customer contracts on a portfolio basis as opposed to individual customer contracts, due to the similarity of customer characteristics, at the sales channel level. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition of the returning Kits in these respective sales channel portfolios. The Company estimates breakage for the portion of Kits not expected to be returned using an analysis of historical data and considers other factors that could influence customer Kit return behavior. The Company updates its breakage rate estimate periodically and, if necessary, adjusts the deferred revenue balance accordingly. If actual Kit return patterns vary from the estimate, actual breakage revenue may differ from the amounts recorded. The Company recognized breakage revenue from unreturned Kits of $6.8 million and $4.1 million for the three months ended December 31, 2022 and 2021, respectively, and $17.8 million and $12.8 million for the nine months ended December 31, 2022 and 2021, respectively.

Fees paid to certain sales channel partners include, in part, compensation for obtaining PGS contracts. Such contracts have an amortization period of one year or less, and the Company has applied the practical expedient to recognize these costs as sales and marketing expenses when incurred.

During the three and nine months ended December 31, 2022, the Company did not recognize any PGS revenue for performance obligations satisfied in prior periods.

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

During the three and nine months ended December 31, 2022, the Company did not recognize any research services revenue for performance obligations satisfied in prior periods.

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

During the three and nine months ended December 31, 2022, the Company did not recognize any telehealth revenue for performance obligations satisfied in prior periods.

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(In thousands, except percentages)
Point in Time
PGS	$37,499	56%	$35,090	62%	$117,300	57%	$121,516	71%
Telehealth	8,592	13%	6,146	11%	27,124	13%	6,146	4%
Consumer services	46,091	69%	41,236	72%	144,424	70%	127,662	75%
Research services	—	0%	—	0%	—	0%	—	0%
Total (1)	46,091	69%	41,236	72%	144,424	70%	127,662	75%

Over Time
PGS	5,100	7%	3,277	6%	14,316	7%	9,189	5%
Telehealth	2,451	4%	1,527	3%	7,471	3%	1,527	1%
Consumer services	7,551	11%	4,804	8%	21,787	10%	10,716	6%
Research services	13,298	20%	10,851	19%	40,901	20%	32,956	19%
Total (1)	20,849	31%	15,655	28%	62,688	30%	43,672	25%

Revenue by Category
PGS	42,599	64%	38,367	67%	131,616	63%	130,705	76%
Telehealth	11,043	16%	7,673	14%	34,595	17%	7,673	5%
Consumer services	53,642	80%	46,040	81%	166,211	80%	138,378	81%
Research services	13,298	20%	10,851	19%	40,901	20%	32,956	19%
Total (1)	$66,940	100%	$56,891	100%	$207,112	100%	$171,334	100%

(1)
There was no Therapeutics revenue for the three and nine months ended December 31, 2022 and 2021.

The following table summarizes revenue by region based on the shipping address of customers or the location where the services are delivered:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022		2021		2022		2021
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(In thousands, except percentages)
United States	$46,770	70%	$41,741	73%	$147,425	71%	$120,706	70%
United Kingdom	16,194	24%	10,779	19%	47,198	23%	37,020	22%
Canada	2,866	4%	3,065	6%	8,744	4%	9,052	5%
Other regions	1,110	2%	1,306	2%	3,745	2%	4,556	3%
Total	$66,940	100%	$56,891	100%	$207,112	100%	$171,334	100%

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The amount of contract assets was immaterial as of December 31, 2022 and March 31, 2022.

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

As of December 31, 2022 and 2021, deferred revenue for consumer services was $83.8 million and $83.4 million, respectively. Of the $51.3 million and $39.3 million of deferred revenue for consumer services as of March 31, 2022 and 2021, respectively, the Company recognized $42.2 million and $36.1 million as revenue during the nine months ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, deferred revenue for research services was $25.1 million and $28.6 million, respectively, which included related party deferred revenue amounts of $22.9 million and $26.2 million, respectively. Of the $11.6 million and $31.9 million of deferred revenue for research services as of March 31, 2022 and 2021, respectively, the Company recognized $9.6 million and $30.2 million as revenue during the nine months ended December 31, 2022 and 2021, respectively, which included related party revenue amounts of $9.2 million and $29.0 million, respectively.

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under Topic 606 to not disclose the value of unsatisfied performance obligations for PGS and telehealth as those contracts have an expected length of one year or less. As of December 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $31.3 million. The Company expects to recognize revenue on 95% of this amount over the next 12 months and the remainder thereafter.

Comprehensive Loss

Comprehensive loss is composed of two components: net loss and other comprehensive income. The Company’s changes in foreign currency translation represents the components of other comprehensive income that are excluded from the reported net loss.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (”FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity

(Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity, and clarifies the guidance on the computation of earnings per share for those financial instruments. The guidance was effective for the Company beginning April 1, 2022. The Company adopted ASU 2020-06 as of April 1, 2022, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

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

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis:

	December 31, 2022
	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Money market funds	$418,000	$418,000	$—	$—
Total financial assets	$418,000	$418,000	$—	$—

As of March 31, 2022, the Company did not have any financial instruments that are measured at fair value on a recurring basis.

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the VIEs after elimination of intercompany transactions were not material as of December 31, 2022 and were $11.2 million and $13.3 million, respectively, as of March 31, 2022. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $10.0 million and $31.1 million for the three and nine months ended December 31, 2022, respectively, and $7.6 million for both the three and nine months ended December 31, 2021. Net income attributable to the VIEs included on the condensed consolidated statements of operations and comprehensive loss was $3.8 million and $5.9 million for the three and nine months ended December 31, 2022, respectively, and was not material for the three and nine months ended December 31, 2021.

5. Segment Information

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

Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications and CEO Office are not reported as part of the reporting segments as reviewed by the CODM (as defined below). These amounts are included in Unallocated Corporate in the reconciliations below. The chief operating decision-maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM evaluates the performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, acquisition-related costs, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: changes in fair value of warrant liabilities, litigation settlement, and restructuring and other charges, if applicable for the periods presented.

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

The Company’s revenue and Adjusted EBITDA by segment is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Segment Revenue:
Consumer and Research Services	$66,940	$56,891	$207,112	$171,334
Total revenue (1)	$66,940	$56,891	$207,112	$171,334
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(8,313)	$(31,967)	$(22,986)	$(33,232)
Therapeutics Adjusted EBITDA	(21,471)	(19,916)	(58,599)	(57,046)
Unallocated Corporate	(13,488)	(12,129)	(41,057)	(30,692)
Total Adjusted EBITDA	$(43,272)	$(64,012)	$(122,642)	$(120,970)

Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(91,961)	$(89,396)	$(247,558)	$(147,946)
Adjustments
Interest (income) expense, net	(3,671)	(76)	(5,307)	(213)
Other (income) expense, net	(855)	(22)	267	(39)
Change in fair value of warrant liabilities	—	(3,695)	—	(32,989)
Income tax benefit	(613)	(3,512)	(2,139)	(3,512)
Depreciation and amortization	5,257	4,681	15,512	14,188
Amortization of acquired intangible assets	4,265	2,898	12,847	2,898
Impairment of acquired intangible assets	9,968	—	9,968	—
Stock-based compensation expense	34,338	17,409	93,768	37,473
Acquisition-related costs (2)	—	7,701	—	9,170
Total Adjusted EBITDA	$(43,272)	$(64,012)	$(122,642)	$(120,970)
(1)
There was no Therapeutics revenue for the three and nine months ended December 31, 2022 and 2021.
(2)
For the three and nine months ended December 31, 2021, acquisition-related costs primarily consisted of advisory, legal and consulting fees.

Customers accounting for 10% or more of segment revenues were as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022		2021		2022		2021
	(In thousands, except percentages)
Consumer and Research Services Segment Revenue:
Customer C (1)	$14,680	22%	$9,676	17%	$41,365	20%	$33,123	19%
Customer B (2)	$13,068	20%	$8,069	14%	$36,258	18%	$29,281	17%
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

6. Collaborations

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

The Company recognizes revenue related to the GSK Agreement as the performance obligation is satisfied using an input method to measure progress. The Company believes that actual hours incurred relative to projected hours is the most accurate measurement of progress for the input method. The Company recognized research services revenue related to the GSK Agreement of $13.1 million and $8.1 million during the three months ended December 31, 2022 and 2021, respectively, and $36.3 million and $29.3 million during the nine months ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and March 31, 2022, the Company had deferred revenue, all of which was current, related to the GSK Agreement of $22.9 million and $9.2 million, respectively. As of December 31, 2022 and March 31, 2022, there was $3.6 million and zero, respectively, receivable related to the GSK Agreement. Cost-sharing amounts incurred subsequent to the identification of targets, included in research and development expenses, were $3.3 million and $6.3 million during the three months ended December 31, 2022 and 2021, respectively, and $9.5 million and $18.2 million during the nine months ended December 31, 2022 and 2021, respectively. Cost-sharing amounts incurred prior to the identification of targets included in cost of revenue were $0.2 million and $(0.1) million during the three months ended December 31, 2022 and 2021, respectively, and $(0.3) million and $0.2 million during the nine months ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and March 31, 2022, the Company had $9.9 million and $18.3 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within accounts payable and accrued expenses and other current liabilities on the condensed consolidated balance sheets. GSK’s affiliate, Glaxo Group Limited, held shares of Class B common stock, representing a 20.1% and

16.3% combined voting power as of December 31, 2022 and March 31, 2022, respectively; therefore, GSK is considered to be a related party.

7. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	March 31,
	2022	2022
	(In thousands)
Computer and software	$9,992	$10,573
Laboratory equipment and software	52,159	51,557
Furniture and office equipment	9,117	8,926
Leasehold improvements	40,852	40,566
Capitalized asset retirement obligations	853	853
Property and equipment, gross	112,973	112,475
Less: accumulated depreciation and amortization	(72,182)	(62,624)
Property and equipment, net	$40,791	$49,851

Depreciation and amortization expense was $3.7 million and $3.9 million for the three months ended December 31, 2022 and 2021, respectively, and $11.5 million and $12.3 million for the nine months ended December 31, 2022 and 2021, respectively.

Internal-Use Software, Net

Internal-use software, net consisted of the following:

	December 31,	March 31,
	2022	2022
	(In thousands)
Capitalized internal-use software	$22,128	$14,804
Less: accumulated amortization	(8,305)	(5,169)
Internal-use software, net	$13,823	$9,635

The Company capitalized $3.5 million and $1.4 million in internal-use software during the three months ended December 31, 2022 and 2021, respectively, and $7.8 million and $3.6 million in internal-use software during the nine months ended December 31, 2022 and 2021, respectively. Impairment to internal-use software was zero and $0.5 million for the three and nine months ended December 31, 2022, respectively. There was no impairment to internal-use software for the three and nine months ended December 31, 2021. For the three months ended December 31, 2022 and 2021, amortization expense related to internal-use software was $1.1 million and $0.8 million, respectively. For the nine months ended December 31, 2022 and 2021, amortization expense related to internal-use software was $3.1 million and $2.1 million, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	December 31, 2022
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Carrying Amount
	(In thousands, except years)
Customer relationships	0.8	$14,900	$(8,692)	$—	$—	$6,208
Partnerships	8.8	23,200	(4,160)	(9,968)	(1,122)	7,950
Trademark	3.8	11,000	(2,567)	—	—	8,433
Developed technology	5.8	24,100	(4,017)	—	—	20,083
Non-compete agreements	3.8	2,800	(653)	—	—	2,147
Patents	5.7	5,500	(959)	—	—	4,541
Total intangible assets		$81,500	$(21,048)	$(9,968)	$(1,122)	$49,362

	March 31, 2022
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In thousands, except years)
Customer relationships	1.6	$14,900	$(3,104)	$11,796
Partnerships	6.6	23,200	(1,558)	21,642
Trademark	4.6	11,000	(917)	10,083
Developed technology	6.6	24,100	(1,436)	22,664
Non-compete agreements	4.6	2,800	(233)	2,567
Patents	6.4	5,500	(347)	5,153
Total intangible assets		$81,500	$(7,595)	$73,905

Amortization expense for intangible assets was $4.5 million and $3.0 million for the three months ended December 31, 2022 and 2021, respectively, and $13.4 million and $3.0 million for the nine months ended December 31, 2022 and 2021, respectively.

During the three months ended December 31, 2022, the Company recorded a $10.0 million impairment charge for the U.K. partnership asset group within sales and marketing expenses in its Consumer and Research segment.

Estimated future amortization expense of the identified intangible assets as of December 31, 2022 were as follows:

Estimated Amortization
(In thousands)
Fiscal years ending March 31,
2023 (Remaining three months)	$3,842
2024	12,265
2025	7,919
2026	7,919
2027	6,770
Thereafter	10,647
Total estimated future amortization expense	$49,362

Accrued Expense and Other Current Liabilities

Accrued expense and other current liabilities consisted of the following:

	December 31,	March 31,
	2022	2022
	(In thousands)
Accrued payables	$16,922	$20,937
Accrued compensation and benefits	37,859	14,898
Accrued clinical expenses	12,684	6,717
Accrued taxes and other	1,571	2,036
Total accrued expenses and other current liabilities	$69,036	$44,588

8. Leases

The Company’s lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods from 0.2 years to 8.6 years. For purposes of calculating lease liabilities, lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise those options.

The Company incurred total lease costs of $3.3 million and $3.4 million for the three months ended December 31, 2022 and 2021, respectively, and $10.1 million and $10.2 million for the nine months ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were as follows:

December 31,
2022
(In thousands)
Fiscal years ending March 31,
2023 (Remaining three months)	$2,551
2024	14,934
2025	14,464
2026	11,105
2027	11,348
Thereafter	53,095
Total future operating lease payments	107,497
Less: imputed interest	(27,897)
Total operating lease liabilities	$79,600

9. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into non-cancelable purchase commitments for goods or services with various parties. As of December 31, 2022, the Company had a total of $41.5 million in outstanding non-cancelable purchase obligations with a term of 12 months or longer.

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

Indemnification

As of December 31, 2022, the Company did not have any indemnification claims.

10. Stockholders' Equity

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

The Company has the following shares of common stock outstanding:

	December 31,	March 31,
	2022	2022
Class A common stock: (par value $0.0001)
Authorized	1,140,000,000	1,140,000,000
Issued and outstanding(1)(2)	288,629,645	228,174,718
Class B common stock: (par value $0.0001)
Authorized	350,000,000	350,000,000
Issued and outstanding	168,531,838	220,637,603

(1)
As of March 31, 2022, the Class A common stock included 12,713,750 shares held by VGAC founders (“Lock-Up Shares”) that would be released from the lock-up one year after the Closing Date. In August 2022, following the one-year anniversary of the Closing Date, the Lock-Up Shares were released and distributed to certain VGAC founders.
(2)
As of December 31, 2022 and March 31, 2022, the Class A common stock included 3,814,125 shares held by VGAC founders (“Earn-Out Shares”) that are subject to a lock-up of seven years from the Closing Date. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period, and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of December 31, 2022, the Company did not meet any earn out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505, Equity.

Reserve for Issuance

The Company has the following shares of Class A common stock reserved for future issuance, on an as-if-converted basis:

	December 31,	March 31,
	2022	2022
Outstanding stock options	69,089,621	73,609,565
Outstanding restricted stock units	27,745,454	10,676,378
Remaining shares available for future issuance under 2021 Incentive Equity Plan	42,512,084	48,895,572
Remaining shares available for future issuance under Employee Stock Purchase Plan	10,289,663	11,420,000
Total shares of common stock reserved	149,636,822	144,601,515

Preferred Stock

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. The Company’s Board of Directors has the authority to issue shares of the preferred stock in one or more series and to determine the preferences, privileges, and restrictions, including voting rights, of those shares. As of December 31, 2022 and March 31, 2022, no shares of preferred stock were issued and outstanding.

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

In February 2022, the Compensation Committee of the Company’s Board of Directors adopted a RSU conversion and deferral program for non-employee directors. The purpose of the program is to provide non-employee directors with the option to convert all or a portion of their cash compensation into a RSU award under the 2021 Plan and the opportunity to defer settlement of all or a portion of their RSU awards. As of December 31, 2022, four non-employee directors have elected to convert all of their cash compensation into RSU awards, and two non-employee directors have elected to defer settlement of their RSU awards under the program.

On June 9, 2022, the Compensation Committee of the Company’s Board of Directors adopted an annual incentive plan (the “2022 AIP”), pursuant to which, beginning in fiscal year 2023, which began on April 1, 2022, employees and certain service providers of 23andMe, Inc. and its affiliates will be eligible to receive annual incentive bonuses in the form of cash or RSUs issued by the Company under the 2021 Plan, based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics. If the pre-established performance metrics for the one-year performance period ending March 31, 2023 are achieved, the Company anticipates that the 2022 annual incentive bonuses will be paid in the form of RSUs (collectively, the “2022 AIP Awards”). The number of RSUs will be determined by dividing the dollar amount of the 2022 AIP Awards by the trailing average closing price of the Company’s Class A common stock for the 90 days preceding the date of payment. The Company accounts for the 2022 AIP Awards as liability awards and adjusts the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. The Company recorded stock-based compensation expense related to the 2022 AIP Awards of $10.0 million and $19.8 million for the three and nine months ended December 31, 2022, respectively. As of December 31, 2022, the liability of the 2022 AIP Awards was $19.8 million, which was included in other current liabilities on the condensed consolidated balance sheet.

Stock Option Activity

Stock option activity and activity regarding shares available for grant under the 2021 Plan are as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(In thousands, except share, years, and per share data)
Balance as of March 31, 2022	73,609,565	$4.21	6.9	$35,979
Granted	4,866,230	$3.50
Exercised	(2,592,856)	$1.57
Cancelled/forfeited/expired	(6,793,318)	$4.73
Balance as of December 31, 2022	69,089,621	$4.20	6.3	$10,109
Vested and exercisable as of December 31, 2022	46,306,985	$4.11	5.2	$7,165

The weighted average grant date fair value of options granted for the nine months ended December 31, 2022 was $2.42. The intrinsic value of vested options exercised for the nine months ended December 31, 2022 was $4.4 million. As of December 31, 2022, unrecognized stock-based compensation cost related to unvested stock options was $75.3 million, which is expected to be recognized over a weighted-average period of 2.6 years. Due to a valuation allowance on deferred tax assets, the Company did not recognize any tax benefit from stock option exercises for the three and nine months ended December 31, 2022 and 2021.

The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The weighted average Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022		2021		2022		2021
	Min	Max	Min	Max	Min	Max	Min	Max
Expected term (years)	6.0	6.0	3.3	6.1	6.0	6.8	3.3	6.1
Expected volatility	79%	79%	72%	72%	76%	81%	72%	73%
Risk-free interest rate	4.2%	4.2%	1.2%	1.4%	2.8%	4.2%	1.0%	1.4%
Expected dividend yield	—	—	—	—	—	—	—	—

Restricted Stock Units

The following table summarizes the RSU activity under the equity incentive plans and related information:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2022	10,676,378	$9.70
Granted	24,694,698	$3.34
Vested	(4,673,354)	$6.75
Cancelled/forfeited	(2,952,268)	$5.60
Balance as of December 31, 2022	27,745,454	$4.97

As of December 31, 2022, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $128.4 million, which is expected to be recognized over a weighted-average period of 3.1 years.

Stock Subject to Vesting

In November 2021, in connection with the Lemonaid Acquisition, the Company granted 3,747,027 shares of Class A common stock with an aggregate grant date fair value of $43.9 million to two recipients, each of whom was a former stockholder and officer of Lemonaid and each of whom, following the closing of the Lemonaid Acquisition, joined the Company’s management team. The shares vest over a four-year period in quarterly installments beginning on February 1, 2022, subject to the respective recipient’s continued employment with the Company. The Company recognized stock-based compensation expense related to these awards of $2.8 million and $8.2 million for the three and nine months ended December 31, 2022, respectively, within general and administrative expenses. Unrecognized stock-based compensation expense of $31.1 million is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

On June 10, 2021, the shareholders of VGAC approved the 23andMe Holding Co. Employee Stock Purchase Plan (the “ESPP”). A total of 11,420,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. Pursuant to the terms of the ESPP, the number of shares of the Company’s Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023, by the lesser of (i) an amount equal to one percent (1.0%) of the total number of shares of Class A and Class B common stock outstanding as of the last day of the immediately preceding December 31st, (ii) 5,000,000 shares, or (iii) a lesser number of shares as determined by the Board of Directors in its discretion. As of December 31, 2022, 1,130,337 shares of the Company’s Class A common stock have been issued and 10,289,663 shares remained available for future issuance under the ESPP.

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

Stock-Based Compensation

Total stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, is included in costs and expenses as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Cost of revenue	$3,200	$1,098	$8,940	$2,841
Research and development	15,188	7,697	39,267	18,754
Sales and marketing	2,444	1,178	7,336	2,941
General and administrative	13,506	7,436	38,225	12,937
Total stock-based compensation expense	$34,338	$17,409	$93,768	$37,473

12. Income Taxes

The Company computes provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjust the provision for discrete tax items recorded in the period. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of a valuation allowance against its deferred tax assets.

An income tax benefit of $0.6 million and $2.1 million was recognized for the three and nine months ended December 31, 2022, respectively, and $3.5 million for both the three and nine months ended December 31, 2021. This benefit from income taxes is reflected on the condensed consolidated statements of operations and comprehensive loss for the periods presented. The Company continues to maintain a full valuation allowance on the remaining net deferred tax assets of the U.S. entities as it is more likely than not that the Company will not realize the deferred tax assets. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.

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

13. Net Loss Per Share Attributable to Common Stockholders

The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A and Class B common stock under the two-class method.

No dividends were declared or paid for the three and nine months ended December 31, 2022 and 2021.

The Company’s stock options, early exercised stock options, RSUs, and restricted stock awards subject to vesting are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

Net loss attributable to common stockholders was equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(In thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(57,490)	$(34,471)	$(25,829)	$(63,567)	$(144,000)	$(103,558)	$(36,672)	$(111,274)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	283,449,950	169,957,252	123,255,556	303,335,555	261,728,144	188,221,685	82,912,004	251,579,901

Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.20)	$(0.21)	$(0.21)	$(0.55)	$(0.55)	$(0.44)	$(0.44)

The potential shares of Class A common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive were as follows (there were none for Class B common stock for both periods presented):

	As of December 31,
	2022	2021
Outstanding stock options	69,089,621	66,252,927
Restricted stock units	27,745,454	9,701,083
Shares subject to vesting	2,810,271	3,747,027
Liability RSU awards	724,506	—
ESPP	3,713,166	—
Total	104,083,018	79,701,037

14. Subsequent Events

On February 6, 2023, the Company filed a shelf Registration Statement on Form S-3 with the SEC, relating to the sale, from time to time, in one or more transactions, of up to $500 million of common stock, preferred stock, debt securities, warrants, and units (the “Shelf Registration Statement”). Also, on February 6, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Agent”), pursuant to which the Company may sell, from time to time, at its option, up to $150 million in aggregate principal amount of an indeterminate amount of shares (the “ATM Shares”) of the Company’s Class A common stock, $0.0001 par value per share, through the Agent, as the Company’s sales agent. Subject to the terms of the Sales Agreement, the Agent will use reasonable efforts to sell the ATM Shares from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions the Company may impose), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act and pursuant to, and only upon the effectiveness of, the Shelf Registration Statement. The Company will pay the Agent a commission of 3.0% of the gross proceeds from the sales of the ATM Shares, if any. The Company has also agreed to provide the Agent with customary indemnification and contribution rights. The offering of the ATM Shares will terminate upon the earliest of (a) the sale of the maximum number or amount of the ATM Shares permitted to be sold under the Sales Agreement and (b) the termination of the Sales Agreement by the parties thereto. While the Company cannot provide any assurances that it will sell any ATM Shares pursuant to the Sales Agreement, the Company expects to use the net proceeds from the sale of securities under the Sales Agreement, if any, for general corporate purposes, including working capital requirements and operating expenses; the Company, however, has not allocated the net proceeds for specific purposes. As of the date of this Form 10-Q, the Company has not made any sales under the Sales Agreement.

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

We pioneered direct-to-customer genetic testing through our Personal Genome Service® (“PGS”) products and services. Our PGS business provides customers with a full suite of genetic reports, including information on customers’ genetic ancestral origins, personal genetic health risks, and chances of passing on certain rare carrier conditions to their children, as well as reports on how genetics can affect responses to medications. We believe that by providing customers with direct access to their genetic information, we can empower them to make better decisions by arming them with information about their risks of developing certain diseases or conditions and by highlighting opportunities for prevention and mitigation of disease. We provide customers with an engaging experience, including access to frequent updates to their genetic health and ancestry reports and new product features, the ability to connect with genetic relatives, and a subscription option for extended health insights. Customers have the option to participate in our research programs and over 80% of our customers have done so. We analyze consenting customers’ genotypic data together with phenotypic data they provide to us concerning their physical characteristics, family origins, lifestyle, and other habits. We analyze this data using our proprietary machine learning and other analytic techniques in order to discover insights into whether and how particular genetic variants affect the likelihood of individuals developing specific diseases. These insights may highlight opportunities to develop a drug to treat or cure a specific disease.

We completed our acquisition of Lemonaid Health, Inc. (“Lemonaid” or “Lemonaid Health”) on November 1, 2021 (the “Lemonaid Acquisition”). Lemonaid Health, an on-demand platform for accessing medical care and pharmacy services online, offers telemedicine, lab, and pharmacy services to patients in all 50 states, the District of Columbia, and the U.K. We believe that the addition of Lemonaid Health’s telehealth services to our consumer business will enable us to bring better healthcare to individuals in an affordable and accessible way and offer personalized healthcare, based on a patient’s wellness, choices, and genetics.

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

Our first joint immuno-oncology antibody collaboration program with GSK targeting CD96 (GSK6097608, a.k.a. GSK’608) entered clinical trials in 2020. We elected to take a royalty option on the program per the terms of the GSK Agreement. GSK will be solely responsible for GSK’608’s subsequent development in later-stage clinical trials, including full development costs moving forward, except as previously agreed with GSK. Our second most advanced program, 23ME-00610, is an antibody that blocks CD200R1 to inhibit the suppression of T-cells by tumors to reactivate their immune response. 23ME-00610 is wholly owned by us, and this program entered Phase 1 clinical trials in January 2022. For any other wholly owned programs or any programs as to which GSK has exercised its option to opt out and elected to take a royalty option, we have the opportunity to collaborate with, or out-license such programs to, third parties or to develop them independently.

We operate in two reporting segments: Consumer and Research Services, and Therapeutics. The Consumer and Research Services segment consists of our PGS and telehealth business, as well as research services that we perform under agreements with third parties, including the GSK Agreement, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. For the three and nine months ended December 31, 2022 and 2021, all our revenues were derived from our Consumer and Research Services segment. There was no Therapeutics revenue for all periods presented.

The table below reflects our revenue for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Consumer and Research Services Revenue	$66,940	$56,891	$10,049	18%	$207,112	$171,334	$35,778	21%
Total Revenue	$66,940	$56,891	$10,049	18%	$207,112	$171,334	$35,778	21%

The table below reflects our two segments’ Adjusted EBITDA (as defined below) for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Consumer and Research Services
Adjusted EBITDA (1)	$(8,313)	$(31,967)	$23,654	(74%)	$(22,986)	$(33,232)	$10,246	(31%)
Therapeutics
Adjusted EBITDA (1)	$(21,471)	$(19,916)	$(1,555)	8%	$(58,599)	$(57,046)	$(1,553)	3%

(1)
Adjusted EBITDA is the measure of segment profitability reported to our Chief Executive Officer (“CEO”), who is our chief operating decision-maker (“CODM”). We define Adjusted EBITDA as net income (loss) before net interest income (expense), net other income (expense), changes in fair value of warrant liabilities, income tax benefit, depreciation and amortization of fixed assets, amortization of internal use software, amortization of acquired intangible assets, goodwill and intangible assets impairment, non-cash stock-based compensation expense, acquisition-related costs, and expenses related to restructuring and other charges, if applicable, for the period. See “—Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net loss.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2022 Form 10-K.

New Customer Acquisition

PGS. Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 64% and 67% of our total revenues for the three months ended December 31, 2022 and 2021, respectively, and approximately 64% and 76% of our total revenues for the nine months ended December 31, 2022 and 2021, respectively. In addition, kit sales are a source of subscribers to our subscription service, which represented approximately 6% and 3% of our total revenue for the three months ended December 31, 2022 and 2021, respectively, and approximately 5% and 3% of our total revenue for the nine months ended December 31, 2022 and 2021, respectively. We expect PGS revenues to grow through a combination of kit sales, our subscription service, and new product offerings that enhance or add new product features. This will be achieved by increasing awareness of our current and new offerings in existing markets and expanding into new markets.

Purchasing patterns of our kits are largely influenced by product innovation, marketing spend, and varying levels of price discounting on our products. These promotional windows have typically aligned with gift-giving portions of the year, with an emphasis on the holiday period, other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day, and major Amazon sales events such as Prime Day, which may change from year to year. Historically, we have experienced higher revenue in the fourth quarter of the fiscal year compared to other quarters. Over time, we expect the seasonality of our business to continue, with pronounced increases in revenue recognized in the fourth fiscal quarter. We generally incur higher sales and marketing expenses during holiday promotional periods, which have included, among others, Mother’s Day, Father’s Day, the November-December holidays, and major Amazon sales events such as Prime Day, which may change from year to year..

Telehealth. Our ability to attract new patients and members is a key factor for the future growth of our telehealth business. Revenue from our telehealth business represented approximately 16% and 13% of our total revenue for the three months ended December 31, 2022 and 2021, respectively, and approximately 17% and 4% of our total revenues for the nine months ended December 31, 2022 and 2021, respectively. Telehealth awareness, acceptance, and usage have been positively impacted by the COVID-19 pandemic, leading to increased consumer acceptance of virtual care. While we anticipate continued growth, there are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, and competition is intense.

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

Drug Target Productivity of Our Genetics Database

Our genetics database underpins our research programs and enables us to identify drug targets with novel genetic evidence. As of March 31, 2022, we had identified over 50 drug targets. We expect the current productivity of our genetics database to continue based on the increasing amounts of data that we expect to result from increased kit sales and customer engagement. Any significant decline in such productivity would have a negative impact on our ability to identify drug targets and ultimately to develop and commercialize new drugs.

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

For the therapeutic product candidate GSK6097608, our first joint immuno-oncology antibody program with GSK, we have elected to take a royalty option and GSK is solely responsible for continued clinical development. Our wholly-owned immuno-oncology antibody, 23ME-00610, entered Phase 1 clinical trials in January 2022. Additional programs are in research or preclinical stages of development. We have incurred, and will continue to incur, significant research and development costs for preclinical studies and clinical trials. We expect that our research and development expenses will continue to constitute a significant portion of our expenses in future periods.

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

We expect to continue investing in our business to capitalize on market opportunities and the long-term growth of our company. We intend to make significant investments in therapeutics research and development efforts and in marketing to acquire new customers and drive brand awareness, and also expect to incur software development costs as we work to enhance our existing products, expand the depth of our subscription service, and design new offerings, including additional primary care offerings. In addition, we expect to incur additional expenses as a result of operating as a public company. The expenses we incur may vary significantly by quarter depending, for example, on when significant hiring takes place, and as we focus on building out different aspects of our business. We regularly evaluate our capital allocation approach to make sure our capital is being used for the highest value-creating activities and in the most efficient manner. This may require changes to investment levels, how we operate, or are structured to ensure alignment to business priorities.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe the following metrics are useful in evaluating our business:

•
PGS Customers. When we refer to our “Customers,” this means individuals who have registered a PGS kit and provided their DNA sample. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming subscribers to our new 23andMe+ subscription service, especially if they consent to participate in our research. We had approximately 13.6 million and 12.8 million Customers as of December 31, 2022 and March 31, 2022, respectively.
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

Our consolidated revenue is composed primarily of sales of PGS kits to customers and telehealth services, which include online medical visits, pharmacy services, and memberships, as well as revenues from target discovery activities as part of our research collaborations through our Consumer and Research Services segment. Additionally, revenue is generated through our collaboration agreements in our Therapeutics segment primarily as a result of the out-licensing of intellectual property to collaboration partners.

See Note 2, “Summary of Significant Accounting Policies,” to our accompanying unaudited condensed consolidated financial statements for a more detailed discussion of our revenue recognition policies.

Cost of Revenue, Gross Profit, and Gross Margin

Cost of revenue for PGS primarily consists of cost of raw materials, lab processing fees, personnel-related expenses, including salaries, benefits, and stock-based compensation, shipping and handling, and allocated overhead. Cost of revenue for telehealth primarily consists of personnel-related expenses that we incur for medical services, prescription drug costs, packaging and shipping, and amortization of intangible assets. Cost of revenue for research services primarily consists of personnel-related expenses, including salaries, benefits, and stock-based compensation, and allocated overhead. We expect cost of revenue to fluctuate from period to period in the foreseeable future in absolute dollars but gradually decrease as a percentage of revenue over the long term.

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

Operating Expenses

Our operating expenses primarily consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related expenses, which include salaries, benefits, and stock-based compensation, is the most significant component of research and development and general and administrative expenses. Advertising and brand-related spend and personnel-related expenses represent the primary components of sales and marketing expenses. Operating expenses also include allocated overhead costs. Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Allocated overhead costs include shared costs associated with facilities (including rent and utilities) and related personnel, information technology and related personnel, and depreciation of property and equipment. We regularly evaluate our capital allocation approach to make sure our capital is being used for the highest value-creating activities and in the most efficient manner. This may require changes to investment levels, how we operate, or are structured to ensure alignment to business priorities.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of advertising costs, personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our sales and marketing personnel, amortization and impairment of intangible assets, and outside services.

Advertising and brand costs consist primarily of direct expenses related to television, online and radio advertising, including production and branding, paid search, online display advertising, direct mail, affiliate programs, marketing collateral, market research and public relations. Advertising production costs are expensed the first time the advertising takes place, and all other advertising costs are expensed as incurred. Deferred advertising costs primarily consist of vendor payments made in advance to secure media spots across varying media channels, as well as production costs incurred before the first time the advertising takes place. Deferred advertising costs are expensed on the first date the advertisements occur. In addition, advertising costs include platform fees due to brokers related to our third-party retailers.

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

We expect general and administrative expenses to increase in the near term as we increase headcount with the growth of our business. We also expect general and administrative expenses to increase in the near term as a result of operating as a public company, including expenses associated with compliance with SEC rules and regulations, and related increases in legal, audit, insurance, investor relations, professional services, and other administrative expenses. However, we anticipate general and administrative expenses to stabilize over the long term and gradually decrease as a percentage of revenue, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.

Other Income (Expense)

Other income (expense) includes interest income, net, and other income (expense), net. Interest income, net primarily consists of interest income earned on our cash deposits and cash equivalents. Other income (expense), net primarily consists of change in fair value of warrants liabilities for fiscal year 2022, effects of changes in foreign currency exchange rates, and other non-operating income and expenditures.

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

Results of Operations

Comparisons for Three and Nine Months ended December 31, 2022 and 2021

The following table sets forth our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2022 and 2021, and the dollar and percentage change between the two periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Revenue	$66,940	$56,891	$10,049	18%	$207,112	$171,334	$35,778	21%
Cost of revenue(2)	36,189	29,628	6,561	22%	112,598	85,446	27,152	32%
Gross profit	30,751	27,263	3,488	13%	94,514	85,888	8,626	10%
Operating expenses:
Research and development(2)	57,270	50,298	6,972	14%	161,877	139,053	22,824	16%
Sales and marketing(2)	39,879	41,979	(2,100)	(5%)	98,148	70,987	27,161	38%
General and administrative(2)	30,702	31,687	(985)	(3%)	89,226	60,547	28,679	47%
Total operating expenses	127,851	123,964	3,887	3%	349,251	270,587	78,664	29%
Loss from operations	(97,100)	(96,701)	(399)	0%	(254,737)	(184,699)	(70,038)	38%
Other (expense) income:
Interest income, net	3,671	76	3,595	NM (1)	5,307	213	5,094	NM (1)
Change in fair value of warrant liabilities	—	3,695	(3,695)	(100%)	—	32,989	(32,989)	(100%)
Other income (expense), net	855	22	833	NM (1)	(267)	39	(306)	NM (1)
Loss before income taxes	(92,574)	(92,908)	334	(0%)	(249,697)	(151,458)	(98,239)	65%
Benefit from income taxes	613	3,512	(2,899)	100%	2,139	3,512	(1,373)	100%
Net loss	$(91,961)	$(89,396)	$(2,565)	3%	$(247,558)	$(147,946)	$(99,612)	67%
(1)
Not meaningful
(2)
Includes stock-based compensation expense as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$3,200	$1,098	$8,940	$2,841
Research and development	15,188	7,697	39,267	18,754
Sales and marketing	2,444	1,178	7,336	2,941
General and administrative	13,506	7,436	38,225	12,937
Total stock-based compensation expense	$34,338	$17,409	$93,768	$37,473

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	54%	52%	54%	50%
Gross margin	46%	48%	46%	50%
Operating expenses:
Research and development	86%	88%	78%	81%
Sales and marketing	60%	74%	47%	42%
General and administrative	46%	56%	43%	35%
Total operating expenses	191%	218%	169%	158%
Loss from operations	(145%)	(170%)	(123%)	(108%)
Other (expense) income:
Interest income, net	6%	0%	2%	0%
Change in fair value of warrant liabilities	0%	7%	0%	20%
Other income (expense), net	1%	0%	(0%)	0%
Loss before income taxes	(138%)	(163%)	(122%)	(88%)
Benefit from income taxes	1%	6%	1%	2%
Net loss	(137%)	(157%)	(121%)	(86%)

Revenue

Total revenue increased by $10.0 million, or 18%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. The increase was due primarily to an increase in consumer services revenue of $3.4 million attributable to three months of telehealth services revenue from the Lemonaid Acquisition, whereas the comparative period ended December 31, 2021 included only two months of telehealth revenue, as the Lemonaid Acquisition closed in November 2021. The increase in consumer services revenue was also due to a $2.0 million increase in subscription services revenue and a $2.2 million increase in PGS kit sale revenue driven mainly by improved selling prices on PGS kit sales from reduced levels of promotional discounting in the period. Research services revenue increased by $2.4 million due primarily to a $5.0 million increase in GSK collaboration revenue related to the GSK Agreement, partially offset by a $2.6 million decrease in revenue under research contracts with third parties.

Total revenue increased by $35.8 million, or 21%, for the nine months ended December 31, 2022, compared to the nine months ended December 31, 2021. The increase was due primarily to an increase in consumer services revenue of $26.9 million attributable to nine months of telehealth services revenue from the Lemonaid Acquisition, whereas the comparative period ended December 31, 2021 included only two months of telehealth revenue, as the Lemonaid Acquisition closed in November 2021. The increase in consumer services revenue was also due to a $5.6 million increase in subscription services revenue, partially offset by a $4.7 million decrease in PGS revenue driven mainly by lower PGS kit sales volume. Research services revenue increased by $7.9 million due primarily to a $7.0 million increase in GSK collaboration revenue related to the GSK Agreement and a $1.0 million increase in revenue under research contracts with third parties which fluctuated from period to period.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue increased by $6.6 million, or 22%, for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021. Cost of revenue for consumer services increased by $7.0 million, driven mainly by a $6.4 million increase in telehealth services cost of revenue, primarily from $2.5 million in personnel-related expenses, $2.9 million in allocated overhead costs, $0.7 million in shipping, supplies and consultant spend, and $0.2 million in amortization expense for developed technology. Cost of revenue for research services decreased by $0.5 million primarily due to lower project hours pursuant to the GSK Agreement.

Total cost of revenue increased by $27.2 million, or 32%, for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021. Cost of revenue for consumer services increased by $31.2 million, driven mainly by a $31.0 million increase in telehealth services cost of revenue, primarily from $14.3 million in personnel-related expenses, $9.1 million in allocated overhead costs, $4.5 million in shipping, supplies and consulting spend, and $2.0 million in amortization expense for developed technology. Cost of revenue for research services decreased by $4.1 million primarily due to lower project hours pursuant to the GSK Agreement.

Our gross profit increased by $3.5 million, or 13%, to $30.8 million for the three months ended December 31, 2022 from $27.3 million for the three months ended December 31, 2021. The increase in gross profit was primarily due to the increases in consumer services revenue and research services revenue as discussed above.

Our gross profit increased by $8.6 million, or 10%, to $94.5 million for the nine months ended December 31, 2022, from $85.9 million for the nine months ended December 31, 2021. The increase in gross profit was primarily due to the increases in consumer services revenue and research services revenue as discussed above.

Our gross margin declined year over year, from 48% for the three months ended December 31, 2021, to 46% for the three months ended December 31, 2022. While we experienced increased GSK collaboration revenue, growth in subscription services and increased PGS kit sales revenue, during the three months ended December 31, 2022, these gross margin increases were offset by the integration of the telehealth business and its share of overhead allocations, which generated a lower gross margin than our PGS kit sales, subscription services and research services.

Our gross margin declined year over year, from 50% for the nine months ended December 31, 2021, to 46% for the nine months ended December 31, 2022, due to the integration of the telehealth business and its share of overhead allocations, which generated a lower gross margin than our PGS kit sales, subscription services and research services.

Research and Development Expenses

The following table sets forth our research and development expenses for the three and nine months ended December 31, 2022 and 2021, and the dollar and percentage change between the two periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Personnel-related expenses	$34,487	$24,721	$9,766	40%	$95,647	$64,724	$30,923	48%
Lab-related research services	9,287	9,914	(627)	(6%)	24,798	31,412	(6,614)	(21%)
Depreciation, equipment and supplies	1,760	2,145	(385)	(18%)	6,348	6,809	(461)	(7%)
Facilities, other overhead allocation, and other	11,736	13,518	(1,782)	(13%)	35,084	36,108	(1,024)	(3%)
Total research and development expenses	$57,270	$50,298	$6,972	14%	$161,877	$139,053	$22,824	16%

Research and development expenses for the three months ended December 31, 2022 was $57.3 million, compared to $50.3 million for three months ended December 31, 2021. This increase of $7.0 million, or 14%, was primarily attributable to the increase in personnel-related expenses of $9.8 million, due to increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation in connection with new equity awards granted under the 2021 Plan, as well as accrued compensation under the 2022 AIP adopted on June 9, 2022. This increase was partially offset by a $1.8 million decrease in facilities, other overhead allocation, and other from a decrease in allocated personnel-related expenses for shared-cost departments, and a $0.6 million decrease in lab-related research services primarily due to decreased spending on the GSK6097608 program following our election to adopt the royalty option instead of continuing to share in development costs.

Research and development expenses for the nine months ended December 31, 2022 was $161.9 million, compared to $139.1 million for the nine months ended December 31, 2021. This increase of $22.8 million, or 16%, was primarily attributable to the increase in personnel-related expenses of $30.9 million, due to increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation in connection with new equity awards granted under the 2021 Plan, as well as accrued compensation under the 2022 AIP. This increase was partially offset by a $6.6 million decrease in lab-related research services primarily due to decreased spending on the GSK6097608 program following our election to adopt the royalty option instead of continuing to share in development costs, and a $1.0 million decrease in facilities, other overhead allocation, and other from a decrease in allocated personnel-related expenses for shared-cost departments.

For the three months ended December 31, 2022 and 2021, 50% and 54% of total research and development expenses were attributable to the Consumer and Research Services business, respectively, and 50% and 46% were attributable to our Therapeutics business, respectively. For the nine months ended December 31, 2022 and 2021, 53% and 53% of total research and development expenses were attributable to the Consumer and Research Services business, respectively, and 47% and 47% were attributable to our Therapeutics business, respectively.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses for the three and nine months ended December 31, 2022 and 2021, and the dollar and percentage change between the two periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(dollars in thousands)				(dollars in thousands)
Advertising & brand	$17,375	$32,211	$(14,836)	(46%)	$50,290	$48,398	$1,892	4%
Personnel-related expenses	5,682	3,982	1,700	43%	17,100	10,296	6,804	66%
Outside services, equipment and supplies	1,590	1,560	30	2%	4,786	4,333	453	10%
Depreciation, amortization and impairment	13,233	2,232	11,001	100%	19,813	2,232	17,581	100%
Facilities and other overhead allocation	1,999	1,994	5	0%	6,159	5,728	431	8%
Total sales and marketing expenses	$39,879	$41,979	$(2,100)	(5%)	$98,148	$70,987	$27,161	38%

Sales and marketing expenses for the three months ended December 31, 2022 amounted to $39.9 million, as compared to $42.0 million for the three months ended December 31, 2021, representing a decrease of $2.1 million, or 5%. This decrease was primarily driven by a $14.8 million decrease in advertising and brand-related spend mainly due to the timing differences in marketing campaigns and promotional windows between the comparative periods. This decrease was partially offset by $11.0 million increase in depreciation, amortization and impairment expenses, primarily attributable to a $10.0 million impairment charge of intangible assets acquired from the Lemonaid Acquisition. Additionally, personnel-related expenses increased by $1.7 million due to increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation in connection with new equity awards granted under the 2021 Plan, as well as accrued compensation under the 2022 AIP.

Sales and marketing expenses for the nine months ended December 31, 2022, amounted to $98.1 million, as compared to $71.0 million for the nine months ended December 31, 2021, representing an increase of $27.2 million, or 38%. This increase was primarily driven by a $17.6 million increase in depreciation, amortization and impairment expenses due to amortization of acquired intangible assets, including customer relationships, trademarks, and partnerships from the Lemonaid Acquisition, and a $10.0 million impairment charge of intangible assets acquired from the Lemonaid Acquisition. Personnel-related expenses increased by $6.8 million due to increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation in connection with new equity awards granted under the 2021 Plan, as well as accrued compensation under the 2022 AIP. Additionally, advertising and brand-related expenses increased by $1.9 million driven primarily by marketing programs to grow our consumer business.

General and Administrative Expenses

Total general and administrative expenses decreased by $1.0 million, or 3%, from $31.7 million for the three months ended December 31, 2021 to $30.7 million for the three months ended December 31, 2022. The decrease in general and administrative expenses was primarily due to a $7.1 million decrease in outside services, mainly attributable to non-recurring consulting and legal services related to the Lemonaid Acquisition and integration fees in the three months ended December 31, 2021. Other operating expenses decreased by $0.7 million primarily due to a decrease in directors and officers insurance. These decreases were partially offset by an increase in personnel-related expenses of $6.3 million, which was a result of increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation expense in connection with new equity awards granted under the 2021 Plan, as well as accrued compensation under the 2022 AIP. Facilities and overhead allocation increased by $0.5 million, primarily due to increased allocated personnel-related expenses for shared-cost departments during the three months ended December 31, 2022.

Total general and administrative expenses increased by $28.7 million, or 47%, from $60.5 million for the nine months ended December 31, 2021, to $89.2 million for the nine months ended December 31, 2022. The increase in general and administrative expenses was primarily due to the increase in personnel-related expenses of $29.4 million, which was a result of increased salaries and related taxes as a result of inflation, growth in headcount, and stock-based compensation expense in connection with new equity awards granted under the 2021 Plan, as well as accrued compensation under the 2022 AIP. Other operating expenses increased by $2.3 million, primarily due to an increase in directors and officers insurance as a result of operating as a public company. Facilities and overhead allocation increased by $2.5 million, primarily due to increased allocated personnel-related expenses for shared-cost departments during the nine months ended December 31, 2022. These increases were partially offset by a $5.6 million decrease in outside services, primarily due to non-recurring consulting and legal services related to the Lemonaid Acquisition, and the associated integration fees in the nine months ended December 31, 2021.

Change in Fair Value of Warrant Liabilities

Benefit from change in fair value of warrant liabilities was $3.7 million and $33.0 million, respectively, for the three and nine months ended December 31, 2021, due to a reduction in the fair value of the warrants that were assumed in connection with the Merger, which was primarily driven by movements in our stock price and volatility measurements.

As of March 31, 2022, all warrants were exercised or redeemed. Accordingly, there was no associated change in fair value of warrant liabilities in fiscal year 2023.

Adjusted EBITDA

We evaluate the performance of each segment based on Adjusted EBITDA, which is a non-GAAP financial measure that we define as Adjusted EBITDA is defined as net income (loss) before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, acquisition-related costs, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: changes in fair value of warrant liabilities, litigation settlement, and restructuring and other charges, if applicable for the periods presented. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.

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

The following tables reconcile net loss to Adjusted EBITDA for the three and nine months ended December 31, 2022 and 2021 on a company-wide basis and for each of our segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
	(In thousands)
Segment Revenue:
Consumer and Research Services	$66,940	$56,891	$207,112	$171,334
Total revenue (1)	$66,940	$56,891	$207,112	$171,334
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(8,313)	$(31,967)	$(22,986)	$(33,232)
Therapeutics Adjusted EBITDA	(21,471)	(19,916)	(58,599)	(57,046)
Unallocated Corporate (2)	(13,488)	(12,129)	(41,057)	(30,692)
Total Adjusted EBITDA	$(43,272)	$(64,012)	$(122,642)	$(120,970)

Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(91,961)	$(89,396)	$(247,558)	$(147,946)
Adjustments
Interest (income) expense, net	(3,671)	(76)	(5,307)	(213)
Other (income) expense, net	(855)	(22)	267	(39)
Change in fair value of warrant liabilities	—	(3,695)	—	(32,989)
Income tax benefit	(613)	(3,512)	(2,139)	(3,512)
Depreciation and amortization	5,257	4,681	15,512	14,188
Amortization of acquired intangible assets	4,265	2,898	12,847	2,898
Impairment of acquired intangible assets	9,968	—	9,968	-
Stock-based compensation expense	34,338	17,409	93,768	37,473
Acquisition-related costs (3)	—	7,701	—	9,170
Total Adjusted EBITDA	$(43,272)	$(64,012)	$(122,642)	$(120,970)

(1)
There was no Therapeutics revenue for the three and nine months ended December 31, 2022 and 2021.
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

Consumer and Research Services

Consumer and Research Services Adjusted EBITDA improved for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021, primarily due to an increase in consumer services revenue of $3.4 million attributable to three months of telehealth services revenue from the Lemonaid Acquisition, whereas the comparative period ended December 31, 2021 included only two months of telehealth revenue, as the Lemonaid Acquisition closed in November 2021. The increase in consumer services revenue was also due to a $2.0 million increase in subscription services revenue and a $2.2 million increase in PGS kit sale revenue driven mainly by improved selling prices on PGS kit sales from reduced levels of promotional discounting in the period. Research services revenue increased by $2.4 million due primarily to a $5.0 million increase in GSK collaboration revenue related to the GSK Agreement, partially offset by a $2.6 million decrease in revenue under research contracts with third parties. Additionally, advertising and brand-related spend decreased by $14.8 million, primarily due to timing differences in marketing campaigns and promotional windows between the comparative periods, as well as a $2.1 million increase in capitalization of internal use software.

The foregoing improvements to Consumer and Research Services Adjusted EBITDA were partially offset by a $2.4 million increase in personnel-related expenses driven by increased salaries and related taxes as a result of inflation and growth in headcount and a $0.7 million increase in cost of revenue-related shipping, supplies and consultant spend, all of which were primarily attributable to the inclusion of telehealth services.

Consumer and Research Services Adjusted EBITDA improved for the nine months ended December 31, 2022, as compared to the nine months ended December 31, 2021, primarily due to an increase in consumer services revenue of $26.9 million attributable to nine months of telehealth services revenue from the Lemonaid Acquisition, whereas the comparative period ended December 31, 2021 included only two months of telehealth revenue, as the Lemonaid Acquisition closed in November 2021. The increase in consumer services revenue was also due to a $5.6 million increase in subscription services revenue, partially offset by a $4.7 million decrease in PGS revenue driven mainly by lower PGS kit sales volume. Research services revenue increased by $7.9 million primarily due to a $7.0 million increase in GSK collaboration revenue related to the GSK Agreement and an increase of $1.0 million increase in revenue under research contracts.

The foregoing improvements to Consumer and Research Services Adjusted EBITDA were partially offset by a $22.3 million increase in personnel-related expenses driven by increased salaries and related taxes as a result of inflation and growth in headcount, a $4.5 million increase in cost of revenue-related shipping, supplies and consultant spend, and a $1.9 million increase in advertising and brand-related spend, all of which were primarily attributable to the inclusion of telehealth services.

Therapeutics

Therapeutics' Adjusted EBITDA did not change significantly from the three and nine months ended December 31, 2022, as compared to the three and nine months ended December 31, 2021.

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

As of December 31, 2022, our principal source of liquidity was our cash and cash equivalents balance of $432.8 million, which is held for working capital purposes. We have incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $1,442.3 million as of December 31, 2022. As of the date of this Form 10-Q, we believe our existing cash resources are sufficient to continue operating activities for the next 12 months.

On February 6, 2023, we filed a shelf Registration Statement on Form S-3 with the SEC, relating to the sale, from time to time, in one or more transactions, of up to $500 million of common stock, preferred stock, debt securities, warrants, and units. Also, on February 6, 2023, we entered into a Sales Agreement with Cowen and Company, LLC, pursuant to which we may sell, from time to time, at our option, up to $150 million in aggregate principal amount of an indeterminate amount of shares of our Class A common stock, $0.0001 par value per share, through the Agent, as the Company’s sales agent. Subject to the terms of the Sales Agreement, the Agent will use reasonable efforts to sell the ATM Shares from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions we may impose), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act and pursuant to, and only upon the effectiveness of, the Shelf Registration Statement. We will pay the Agent a commission of 3.0% of the gross proceeds from the sales of the ATM Shares, if any. We have also agreed to provide the Agent with customary indemnification and contribution rights. The offering of the ATM Shares will terminate upon the earliest of (a) the sale of the maximum number or amount of the ATM Shares permitted to be sold under the Sales Agreement and (b) the termination of the Sales Agreement by the parties thereto. While we cannot provide any assurances that we will sell any ATM Shares pursuant to the Sales Agreement, we expect to use the net proceeds from the sale of securities under the Sales Agreement, if any, for general corporate purposes, including working capital requirements and operating expenses; we, however, have not allocated the net proceeds for specific purposes. As of the date of this Form 10-Q, we have not made any sales under the Sales Agreement.

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

Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing activities, and research and development efforts. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

For the nine months ended December 31, 2022, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in the Fiscal 2022 Form 10-K. See Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(120,429)	$(131,623)
Net cash used in investing activities	$(8,017)	$(104,940)
Net cash provided by financing activities	$7,171	$540,482

Cash Flows from Operating Activities

Net cash used in operating activities of $120.4 million for the nine months ended December 31, 2022 was primarily related to a net loss of $247.6 million, partially offset by non-cash charges for stock-based compensation of $93.8 million, depreciation and amortization of $24.9 million, impairment of acquired intangible assets of $10.0 million, and amortization and impairment of internal-use software of $3.2 million. The net changes in operating assets and liabilities of $4.9 million were primarily related to an increase in accounts receivable of $23.4 million mainly attributable to seasonal holiday sales through Amazon.com, a decrease in accounts payable of $23.3 million primarily due to timing of vendor payments, a decrease in operating lease liabilities of $6.7 million primarily due to lease payments, an increase in deferred cost of revenue of $6.6 million primarily due to an increase in PGS kit sales for the holiday season, and an increase in inventories of $1.2 million primarily due to increased purchases of arrays for the processing of kits sold during the holiday season. These were partially offset by an increase in deferred revenue of $46.0 million as a result of increased deferred revenue related to GSK collaboration and increases in PGS deferred revenue primarily due to more kit sales from holiday sales than revenue recognized during the period, a decrease in prepaid expenses and other current assets of $3.8 million primarily due to the receipt of insurance claim payments, an increase in accrued and other current liabilities of $4.3 million due to timing of vendor invoice receipts, and a decrease in operating right-of-use assets of $5.6 million primarily due to right-of-use assets amortization.

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

Net cash used in investing activities was $8.0 million for the nine months ended December 31, 2022, which consisted of capitalization of internal-use software costs of $5.2 million and purchases of property and equipment of $2.9 million.

Net cash used in investing activities was $104.9 million for the nine months ended December 31, 2021, which consisted of cash paid for acquisitions, net of cash acquired of $94.2 million, purchases of intangible assets of $5.5 million related to a patent rights purchase completed in October 2021, purchases of property and equipment of $2.4 million and capitalization of internal-use software costs of $2.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $7.2 million for the nine months ended December 31, 2022, which consisted of $3.9 million in proceeds from the exercise of stock options and $3.2 million in proceeds from the issuance of common stock under the ESPP.

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

Contractual Obligations and Commitments

Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods from 0.2 years to 8.6 years. Refer to Note 8, “Leases,” of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations.

In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 9, “Commitments and Contingencies,” of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our commitments as of December 31, 2022.

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

Our annual assessment for goodwill impairment was performed as of January 1, 2022 for fiscal year 2022. The assessment indicated that it was more likely than not that the fair value of the Consumer and Research Services reporting unit exceeded its carrying amount. We were not experiencing constraints on access to capital, poor financial performance, nor do we intended to scale down our business. We had not experienced any conditions that would require a write-down of our other assets, including long-lived assets. Therefore, no goodwill impairment charges were recorded as a result of our 2022 impairment analysis. The Company has considered recent events and circumstances and will perform our 2023 annual assessment for good will impairment as of January 1, 2023.

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

Interest Rate Risk

As of December 31, 2022, we had $432.8 million in cash and cash equivalents. Our cash equivalents are comprised primarily of money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income and cash flows. A hypothetical 10% change in interest rates during the three and nine months ended December 31, 2022 and 2021 would not have had a material impact on our historical condensed consolidated financial statements.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all our revenue and expenses are denominated in U.S. dollars. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended December 31, 2022 and 2021. To date, we have not engaged in any hedging strategies. As our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

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

As of December 31, 2022, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective at the reasonable assurance level as of such date, due to the material weakness in our internal control over financial reporting described below. Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

Remediation Efforts to Address the Previously Disclosed Material Weakness

A material weakness in our internal control over financial reporting was identified as of March 31, 2021, and remains unremediated at December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified was a lack of sufficient resources in our finance function to meet our financial reporting requirements. This material weakness resulted in insufficient management review of journal entries, account reconciliations, and review of financial statements. Management continues to review and make necessary changes to the overall design of our internal control environment, including implementing additional internal controls over journal entries, account reconciliations, and the review of financial statements. We have added additional resources and expertise to our finance function to enhance the effectiveness of internal controls over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Although we plan to complete this remediation process as quickly as possible, we cannot estimate at this time how long it will take.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 9, “Commitments and Contingencies,” of the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

3.1	Second Amended and Restated Bylaws of 23andMe Holding Co. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-39587), filed with the SEC on December 9, 2022).

10.1+	23andMe Holding Co. Change in Control Separation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-39587) filed with the SEC on December 9, 2022).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

23ANDME HOLDING CO.

Date:	February 8, 2023	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 8, 2023	By:	/s/ Joseph Selsavage
Name: Joseph Selsavage
Interim Chief Financial and Accounting Officer
(Principal Financial Officer)