Form 10-Q
period 2023-06-30
23andMe Holding Co.
filed 2023-08-08
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, there were 304,927,539 shares of Class A common stock, $0.0001 par value per share, and 167,563,092 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

23ANDME HOLDING CO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, statements that are not historical facts, including statements concerning 23andMe Holding Co.’s (the “Company,” “23andMe,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these forward-looking statements can be identified by the use of forward-looking terminology, including, without limitation, words like “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.

The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs, which we believe to be reasonable, concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2023, and our subsequent reports filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$314,351	$386,849
Restricted cash	1,399	1,399
Accounts receivable, net	4,124	1,897
Inventories	11,815	10,247
Deferred cost of revenue	7,301	5,376
Prepaid expenses and other current assets	21,286	19,224
Total current assets	360,276	424,992
Property and equipment, net	35,704	38,608
Operating lease right-of-use assets	54,329	56,078
Restricted cash, noncurrent	6,974	6,974
Internal-use software, net	17,882	15,661
Intangible assets, net	41,678	45,520
Goodwill	351,744	351,744
Other assets	2,612	3,021
Total assets	$871,199	$942,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes related party amounts of $3,510 and $3,186, respectively)	$12,748	$12,924
Accrued expenses and other current liabilities (includes related party amounts of $5,523 and $8,738, respectively)	50,215	66,430
Deferred revenue (includes related party amounts of $1,082 and $11,753, respectively)	48,123	62,521
Operating lease liabilities	7,823	7,541
Total current liabilities	118,909	149,416
Operating lease liabilities, noncurrent	75,412	77,763
Other liabilities	1,388	1,480
Total liabilities	195,709	228,659
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock - par value $0.0001, 10,000,000 shares authorized as of June 30, 2023 and March 31, 2023; zero shares issued and outstanding as of June 30, 2023 and March 31, 2023	—	—
Common stock, par value $0.0001 - Class A shares, 1,140,000,000 shares authorized, 304,011,272 and 293,020,474 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively; Class B shares, 350,000,000 shares authorized, 168,084,278 and 168,179,488 shares issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	47	46
Additional paid-in capital	2,287,405	2,220,897
Accumulated other comprehensive loss	(954)	(620)
Accumulated deficit	(1,611,008)	(1,506,384)
Total stockholders’ equity	675,490	713,939
Total liabilities and stockholders’ equity	$871,199	$942,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Revenue (includes related party revenue of $10,670 and $8,265, respectively)	$60,864	$64,513
Cost of revenue (includes related party cost of $275 and $(239), respectively)	30,184	39,023
Gross profit	30,680	25,490
Operating expenses:
Research and development (includes related party expenses of $3,301 and $3,549, respectively)	62,329	52,009
Sales and marketing	22,658	33,434
General and administrative	50,740	29,643
Restructuring and other charges	4,217	—
Total operating expenses	139,944	115,086
Loss from operations	(109,264)	(89,596)
Other income (expense):
Interest income, net	4,307	245
Other income (expense), net	333	(435)
Loss before income taxes	(104,624)	(89,786)
Benefit from income taxes	—	254
Net loss	(104,624)	(89,532)
Other comprehensive (loss) income, net of tax	(334)	624
Total comprehensive loss	$(104,958)	$(88,908)
Net loss per share of Class A and Class B common stock attributable to common stockholders:
Basic and diluted	$(0.23)	$(0.20)
Weighted-average shares used to compute net loss per share:
Basic and diluted	462,254,442	446,505,329

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of March 31, 2023	461,199,962	$46	$2,220,897	$(620)	$(1,506,384)	$713,939
Issuance of common stock upon exercise of stock options	180,718	—	85	—	—	85
Issuance of common stock upon release of restricted stock units	1,812,802	—	—	—	—	—
Issuance of common stock upon release of restricted stock units under the 2022 Annual Incentive Plan	8,961,053	1	18,629	—	—	18,630
Net share settlements for stock-based minimum tax withholdings	(58,985)	—	(121)	—	—	(121)
Stock-based compensation expense	—	—	47,915	—	—	47,915
Other comprehensive loss	—	—	—	(334)	—	(334)
Net loss	—	—	—	—	(104,624)	(104,624)
Balance as of June 30, 2023	472,095,550	$47	$2,287,405	$(954)	$(1,611,008)	$675,490

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of March 31, 2022	448,812,321	$45	$2,110,160	$179	$(1,194,728)	915,656
Issuance of common stock upon exercise of stock options	1,065,784	—	1,533	—	—	1,533
Issuance of common stock upon release of restricted stock units	1,461,448	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(14,036)	—	—	—	—	—
Stock-based compensation expense	—	—	25,915	—	—	25,915
Other comprehensive loss	—	—	—	624	—	624
Net loss	—	—	—	—	(89,532)	(89,532)
Balance as of June 30, 2022	451,325,517	$45	$2,137,608	$803	$(1,284,260)	$854,196

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(104,624)	$(89,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,868	8,360
Amortization and impairment of internal-use software	1,248	1,052
Stock-based compensation expense	51,100	30,462
Loss (gain) on disposal of property and equipment	(5)	9
Changes in operating assets and liabilities:
Accounts receivable, net	(2,227)	460
Inventories	(1,568)	(673)
Deferred cost of revenue	(1,925)	1,154
Prepaid expenses and other current assets	(1,928)	7,259
Operating lease right-of-use assets	1,749	1,833
Other assets	408	(765)
Accounts payable (includes related party amounts of $325 and $(12,567), respectively)	(2)	(19,154)
Accrued expenses and other current liabilities (includes related party amounts of $(3,215) and $3,310, respectively)	(1,889)	2,454
Deferred revenue (includes related party amounts of $(10,670) and $(8,246), respectively)	(14,398)	(13,116)
Operating lease liabilities	(2,070)	(2,179)
Other liabilities	(92)	(664)
Net cash used in operating activities	(69,355)	(73,040)
Cash flows from investing activities:
Purchases of property and equipment	(419)	(1,614)
Proceeds from sale of property and equipment	5	—
Capitalized internal-use software costs	(2,281)	(1,286)
Net cash used in investing activities	(2,695)	(2,900)
Cash flows from financing activities:
Proceeds from exercise of stock options	69	1,533
Payments of deferred offering costs	(62)	—
Payments for taxes related to net share settlement of equity awards	(121)	—
Net cash (used in) provided by financing activities	(114)	1,533
Effect of exchange rates on cash and cash equivalents	(334)	623
Net decrease in cash, cash equivalents and restricted cash	(72,498)	(73,784)
Cash, cash equivalents and restricted cash—beginning of period	395,222	561,755
Cash, cash equivalents and restricted cash—end of period	$322,724	$487,971
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$176	$28
Stock-based compensation capitalized for internal-use software costs	1,188	573
Deferred offering costs during the period included in accounts payable and accrued expenses	100	—
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$314,351	$479,398
Restricted cash, current	1,399	1,599
Restricted cash, noncurrent	6,974	6,974
Total cash, cash equivalents and restricted cash	$322,724	$487,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

23andMe Holding Co. (the “Company” or “23andMe”) is dedicated to helping people access, understand, and benefit from the human genome. The Company is building the leading direct-to-consumer precision medicine platform that powers its genetics driven therapeutics and research business.

The Company is dedicated to empowering customers to live healthier lives by providing consumers direct access to their genetic information, and digital access to affordable personalized healthcare through the Lemonaid Health, Inc. ("Lemonaid Health") platform.

The Company pioneered direct-to-consumer genetic testing, giving consumers unique, personalized information about their genetic health risks, ancestry, and traits. It was the first company to obtain Food and Drug Administration (“FDA”) authorization for a direct-to-consumer genetic test, and is the only company to have FDA authorization, clearance, or an exemption from premarket notification for all of the carrier status, genetic health risk, cancer predisposition, and pharmacogenetics reports that the Company offers to customers.

Through the Lemonaid Health telehealth platform, the Company connects patients to licensed healthcare professionals to provide affordable and direct online access to medical care, from consultation through treatment, for a number of common conditions, using evidence-based guidelines and up-to-date clinical protocols. When medications are prescribed by Lemonaid Health’s affiliated healthcare professionals, patients can use Lemonaid Health’s online pharmacy for fulfillment. Patients also can access telehealth consultations for certain 23andMe genetic reports through Lemonaid Health.

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

For the three months ended June 30, 2023 and 2022, the Company’s operations were primarily in the United States, with immaterial operations in the United Kingdom (“U.K.”).

There have been no material changes to the Company's significant accounting policies for the three months ended June 30, 2023, as compared to the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of June 30, 2023 and for the three months ended June 30, 2023 and 2022 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the fiscal year ended March 31, 2023 (the “audited consolidated financial statements”) that were included in the Company’s Annual Report on Form 10-K filed with the SEC on May 25, 2023. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2023 and its condensed consolidated results of operations and cash flows for the three months ended June 30, 2023 and 2022. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results expected for the year ending March 31, 2024 or any other future interim or annual periods.

Fiscal Year

The Company’s fiscal year ends on March 31. References to fiscal 2024 refer to the fiscal year ending March 31, 2024 and references to fiscal 2023 and fiscal 2022 refer to the fiscal years ended March 31, 2023 and March 31, 2022, respectively.

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

A single supplier accounted for 100% of the Company’s total purchases of microarrays and a separate single supplier accounted for 100% of the Company’s total purchases of Kits for the three months ended June 30, 2023 and 2022. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three months ended June 30, 2023 and 2022.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and accounts receivable. The Company maintains a majority of its cash and cash equivalents with a single high-quality financial institution, the composition and maturities of which are regularly monitored by the Company. The Company’s revenue and accounts receivable are derived primarily from the United States. See Note 3, “Revenue,” for additional information regarding geographical disaggregation of revenue. The Company grants credit to its customers in the normal course of business, performs ongoing credit evaluations of its customers, and does not require collateral. The Company regularly monitors the aging of accounts receivable balances.

Significant customer information is as follows:

	June 30, 2023	March 31, 2023
Percentage of accounts receivable:
Customer C (1)	66%	69%
Customer F	*	27%
Customer G	12%	*
Customer H	12%	*

* less than 10%

(1)
Customer C is a reseller.

	Three Months Ended June 30,
	2023	2022
Percentage of revenue:
Customer C (1)	16%	15%
Customer B	18%	13%
(1)
Customer C is a reseller.

Restructuring

The Company defines restructuring expenses to include costs directly associated with exit or disposal activities, such as severance payments, benefits continuation, and non-cash stock-compensation charges associated with the modification of certain stock awards. In general, the Company records involuntary employee-related exit and disposal costs when it communicates to employees that they are entitled to receive such benefits and the amount can be reasonably estimated.

Liquidity

The Company’s operations have been financed primarily through the sales of equity securities and revenue from sales of PGS, telehealth, and research services. During fiscal 2022, the Company received gross proceeds of $309.7 million from the Merger and $250.0 million from the PIPE investment consummated in connection with the Merger. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future due to the investments it intends to continue to make in research and development, along with general and administrative, and sales and marketing, expenses incurred to capitalize on market opportunities and drive long-term growth. The Company may require additional financing to fund operations to meet its business plan.

As of June 30, 2023, the Company had cash and cash equivalents of $314.4 million. Based on current cash resources and the implementation of a previously-disclosed reduction in force in June 2023, the Company believes its cash and cash equivalents will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the issuance of these condensed consolidated financial statements. Management considers that there are no conditions or events in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date the condensed consolidated financial statements are issued.

3. Revenue

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Point in Time
PGS	$31,759	52%	$39,691	61%
Telehealth	8,285	14%	9,361	15%
Consumer services	40,044	66%	49,052	76%
Research services	2,353	3%	—	0%
Total	$42,397	69%	$49,052	76%

Over Time
PGS	$5,270	9%	$4,484	7%
Telehealth	2,238	4%	2,523	4%
Consumer services	7,508	13%	7,007	11%
Research services	10,959	18%	8,454	13%
Total	$18,467	31%	$15,461	24%

Revenue by Category
PGS	$37,029	61%	$44,175	68%
Telehealth	10,523	18%	11,884	19%
Consumer services	47,552	79%	56,059	87%
Research services	13,312	21%	8,454	13%
Total	$60,864	100%	$64,513	100%

The following table summarizes revenue by region based on the shipping address of customers or the location where the services are delivered:

	Three Months Ended June 30,
	2023		2022
	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
United States	$43,326	71%	$48,108	75%
United Kingdom	14,355	24%	11,975	19%
Canada	2,170	3%	3,039	4%
Other regions	1,013	2%	1,391	2%
Total	$60,864	100%	$64,513	100%

Breakage Revenue

The Company sells through multiple channels, including direct-to-consumer via the Company’s website and through online retailers. If the customer does not return the Kit for processing, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. The Company recognized breakage revenue from unreturned Kits of $4.6 million and $5.0 million for the three months ended June 30, 2023 and 2022, respectively.

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The amount of contract assets was immaterial as of June 30, 2023 and March 31, 2023.

Contract liabilities consist of deferred revenue. As of June 30, 2023 and March 31, 2023, deferred revenue for consumer services was $45.9 million and $48.6 million, respectively. Of the $48.6 million of deferred revenue for consumer services as of March 31, 2023, the Company recognized $22.5 million as revenue during the three months ended June 30, 2023.

As of June 30, 2023 and March 31, 2023, deferred revenue for research services was $2.2 million and $14.0 million, respectively, which included related party deferred revenue amounts of $1.1 million and $11.8 million, respectively. Of the $14.0 million of deferred revenue for research services as of March 31, 2023, the Company recognized $12.4 million as revenue during the three months ended June 30, 2023, which included related party revenue amounts of $10.7 million.

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) to not disclose the value of unsatisfied performance obligations for PGS and telehealth as those contracts have an expected length of one year or less. As of June 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $3.1 million. The Company expects to recognize revenue of approximately 81% of this amount over the next 12 months and the remainder thereafter. During the three months ended June 30, 2023 and 2022, the Company did not recognize any revenue for performance obligations satisfied in prior periods.

4. Collaborations

GlaxoSmithKline Agreement

In July 2018, the Company and an affiliate of GlaxoSmithKline (“GSK”) entered into a four-year exclusive drug discovery and development collaboration agreement (the “GSK Agreement”) for collaboration on identification and development of therapeutic agents with a unilateral option for GSK to extend the term for an additional year. In January 2022, GSK elected to exercise the option to extend the exclusive target discovery term for an additional year to July 2023. In October 2022, the Company received a one-time payment of $50.0 million from GSK in consideration of the exercise of the option pursuant to the GSK Agreement. The exclusive drug discovery period under the GSK Agreement expired on July 23, 2023.

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

The Company recognized research services revenue related to the GSK Agreement of $10.7 million and $8.3 million during the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and March 31, 2023, the Company had deferred revenue, all of which was current, related to the GSK Agreement of $1.1 million and $11.8 million, respectively. Cost-sharing amounts incurred prior to the identification of targets included in cost of revenue were $0.3 million and $(0.2) million during the three months ended June 30, 2023 and 2022, respectively. Cost-sharing amounts incurred subsequent to the identification of targets, included in research and development expenses, were $3.3 million and $3.5 million during the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and March 31, 2023, the Company had $9.0 million and $11.9 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within accounts payable and accrued expenses and other current liabilities on the condensed consolidated balance sheets.

GSK’s affiliate, Glaxo Group Limited, held shares of the Company's Class B common stock representing 20.0% and 20.1% of the Company's combined voting power as of June 30, 2023 and March 31, 2023, respectively; therefore, GSK is considered as a related party to the Company.

5. Segment Information

The Company currently operates in two reporting segments: Consumer and Research Services, and Therapeutics. The Consumer and Research Services segment consists of revenue and expenses from PGS and telehealth, as well as research services revenue and expenses from certain collaboration agreements (including the GSK Agreement). The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. Substantially all of the Company’s revenues are derived from the Consumer and Research Services segment. See Revenue Recognition in Note 3, “Revenue,” for additional information regarding revenue. There are no inter-segment sales.

Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM (as defined below). These amounts are included in Unallocated Corporate in the reconciliations below. The chief operating decision-maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM evaluates the performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, transaction-related costs, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: changes in fair value of warrant liabilities and litigation settlements, if applicable for the periods presented.

Adjusted EBITDA is a key measure used by the Company’s management and Board of Directors to understand and evaluate the Company’s operating performance and trends, to prepare and approve the annual budget, and to develop short-term and long-term operating plans.

The Company’s revenue and Adjusted EBITDA by segment is as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Segment Revenue: (1)
Consumer and Research Services	$60,864	$64,513
Total revenue	$60,864	$64,513
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(5,602)	$(16,997)
Therapeutics Adjusted EBITDA	(31,138)	(18,465)
Unallocated Corporate (2)	(13,060)	(14,253)
Total Adjusted EBITDA	$(49,800)	$(49,715)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(104,624)	$(89,532)
Adjustments:
Interest income, net	(4,307)	(245)
Other (income) expense, net	(333)	435
Income tax benefit	—	(254)
Depreciation and amortization	4,478	5,104
Amortization of acquired intangible assets	3,638	4,315
Stock-based compensation expense	51,100	30,462
Transaction-related costs (3)	248	—
Total Adjusted EBITDA	$(49,800)	$(49,715)

(1)
There was no Therapeutics revenue for the three months ended June 30, 2023 and 2022.
(2)
Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(3)
Refer to Note 17, “Subsequent Events” for additional information.

Customers accounting for 10% or more of segment revenues were as follows:

	Three Months Ended June 30,
	2023		2022
	(in thousands)
Consumer and Research Services Segment Revenue:
Customer C (1) (2)	$9,711	16%	$9,628	15%
Customer B (3)	$10,670	18%	$8,246	13%
(1)
Customer C is a reseller.
(2)
Customer C revenues are primarily in the United States.
(3)
Customer B revenues are in the U.K.

Revenue by geographical region can be found in the revenue recognition disclosures in Note 3, “Revenue.” Substantially all of the Company’s property and equipment, net of depreciation and amortization, was located in the United States during the periods presented. The reporting segments do not present total assets as they are not reviewed by the CODM when evaluating their performance.

6. Variable Interest Entities

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the VIEs after elimination of intercompany transactions were not material as of June 30, 2023 and March 31, 2023. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $9.0 million and $10.7 million for the three months ended June 30, 2023 and 2022, respectively. Net loss attributable to the VIEs included on the condensed consolidated statements of operations and comprehensive loss was $2.6 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively.

7. Fair Value Measurements

Recurring Fair Value Measurements

The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date as of June 30, 2023 and March 31, 2023.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2023 and March 31, 2023:

	June 30, 2023				March 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Money market funds	$305,500	$305,500	$—	$—	$372,000	$372,000	$—	$—
Total financial assets	$305,500	$305,500	$—	$—	$372,000	$372,000	$—	$—

Cash equivalents consist primarily of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

As of June 30, 2023, the Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value.

Nonrecurring Fair Value Measurements

Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. During fiscal 2023, the Company recorded a $10.0 million impairment charge to write down the value of the U.K. partnership acquired intangible asset to its estimated fair value. There were no impairment charges during the three months ended June 30, 2023 and 2022.

8. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2023	March 31, 2023
	(in thousands)
Computer and software	$10,015	$10,376
Laboratory equipment and software	52,689	52,785
Furniture and office equipment	8,953	8,946
Leasehold improvements	40,955	40,964
Capitalized asset retirement obligations	853	853
Property and equipment, gross	113,465	113,924
Less: accumulated depreciation and amortization	(77,761)	(75,316)
Property and equipment, net	$35,704	$38,608

Depreciation and amortization expense was $3.0 million and $3.8 million for the three months ended June 30, 2023 and 2022, respectively.

Internal-Use Software, Net

Internal-use software, net consisted of the following:

	June 30, 2023	March 31, 2023
	(in thousands)
Capitalized internal-use software	$28,649	$25,180
Less: accumulated amortization	(10,767)	(9,519)
Internal-use software, net	$17,882	$15,661

During the three months ended June 30, 2023 and 2022, the Company capitalized $3.5 million and $1.9 million, respectively, in internal-use software. For the three months ended June 30, 2023 and 2022, amortization and impairment of internal-use software was $1.2 million and $1.2 million, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	June 30, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.3	$14,900	$(12,417)	$2,483
Partnerships	8.3	9,000	(1,500)	7,500
Trademark	3.3	11,000	(3,666)	7,334
Developed technology	5.3	24,100	(5,738)	18,362
Non-compete agreements	3.3	2,800	(933)	1,867
Patents	5.2	5,500	(1,368)	4,132
Total intangible assets		$67,300	$(25,622)	$41,678

	March 31, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.6	$14,900	$(10,554)	$—	$—	$4,346
Partnerships	8.6	23,200	(4,385)	(9,968)	(1,122)	7,725
Trademark	3.6	11,000	(3,117)	—	—	7,883
Developed technology	5.6	24,100	(4,877)	—	—	19,223
Non-compete agreements	3.6	2,800	(793)	—	—	2,007
Patents	5.5	5,500	(1,164)	—	—	4,336
Total intangible assets		$81,500	$(24,890)	$(9,968)	$(1,122)	$45,520

Amortization expense for intangible assets was $3.8 million and $4.5 million for the three months ended June 30, 2023 and 2022, respectively.

During the third quarter of fiscal 2023, due to decreased revenue associated with a delayed product launch and margin forecasts for the U.K. partnership business, the Company performed an interim quantitative impairment test for the U.K. partnership asset group as of December 31, 2022. The fair value of the asset group was calculated using a discounted cash flow and was determined to be lower than its carrying value. As a result, the Company recorded a $10.0 million impairment charge to write down the value of the partnership intangible asset to its estimated fair value. The charge was recorded within sales and marketing expenses in its Consumer and Research segment in the condensed consolidated statements of operations and comprehensive loss during the third quarter of fiscal 2023. There was no impairment to intangible assets during the three months ended June 30, 2023 and 2022.

Estimated future amortization expense of the identified intangible assets as of June 30, 2023 was as follows:

Estimated Amortization
(in thousands)
Fiscal years ending March 31,
Remainder of 2024 (Remaining nine months)	$8,423
2025	7,919
2026	7,919
2027	6,769
2028	5,006
Thereafter	5,642
Total estimated future amortization expense	$41,678

Accrued Expense and Other Current Liabilities

Accrued expense and other current liabilities consisted of the following:

	June 30, 2023	March 31, 2023
	(in thousands)
Accrued payables	$13,132	$17,030
Accrued compensation and benefits	15,104	14,737
Accrued bonus	5,638	21,600
Accrued clinical expenses	14,998	11,707
Accrued taxes and other	1,343	1,356
Total accrued expenses and other current liabilities	$50,215	$66,430

9. Restructuring

In June 2023, the Company approved a reduction in force intended to restructure and strategically align its workforce with the Company’s strategy and to reduce the Company’s operating costs. As a result, during the three months ended June 30, 2023, the Company recorded restructuring charges of $4.2 million within restructuring and other charges in the condensed consolidated statements of operations, of which $3.6 million was related to cash severance payments and benefits continuation and $0.6 million was related to non-cash stock-compensation charges associated with the modification of certain stock awards. The restructuring charges were primarily related to the Consumer and Research Services segment.

The following table shows the total amount incurred and accrued related to one-time employee termination benefits:

One-Time Employee Termination Benefits
(in thousands)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2023	$—
Restructuring charges incurred during the period	4,217
Amounts paid during the period	(3,290)
Accrued restructuring costs included in accrued expenses and other current liabilities as of June 30, 2023	$927

The Company does not expect to incur any further material expenses in connection with the reduction in force event that occurred on June 9, 2023.

10. Leases

The Company has entered into operating leases for its corporate offices, lab facilities, and storage spaces, with remaining contractual periods ranging from 2.5 years to 8.1 years. For the Company’s facility in Sunnyvale, California, there is an option to extend the lease for a period of seven years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in its right-of-use (“ROU”) assets and lease liabilities as of June 30, 2023. The Company did not have any finance leases for all the periods presented.

For the three months ended June 30, 2023 and 2022, the Company recorded operating lease costs of $3.4 million and $3.4 million, respectively, and variable operating lease costs of $1.3 million and $1.5 million, respectively.

As of June 30, 2023, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were as follows:

June 30, 2023
(in thousands)
Fiscal years ending March 31,
2024 (remaining nine months)	$10,104
2025	15,474
2026	15,946
2027	15,472
2028	11,666
Thereafter	41,430
Total future operating lease payments	110,092
Less: imputed interest	(26,857)
Total operating lease liabilities	$83,235

11. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into agreements containing non-cancelable purchase commitments for goods or services with various parties. As of June 30, 2023, the Company had a total of $29.5 million in outstanding non-cancelable purchase obligations with a term of 12 months or longer.

Legal Matters

The Company is subject to certain routine legal and regulatory proceedings, as well as demands and claims that arise in the normal course of business. Certain conditions may exist as of the date that the consolidated financial statements are issued, which may result in a loss to the Company, but will only be recorded when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against and by the Company or unasserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought. Management is not currently aware of any matters that are reasonably likely to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows.

Indemnification

The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, collaborators, landlords, vendors, and contractors. Pursuant to these arrangements, the Company agrees to indemnify, defend, and hold harmless the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the fair value of these provisions is not material. The Company maintains insurance, including commercial general liability insurance and product liability insurance, to offset certain potential liabilities under these indemnification provisions. In addition, the Company indemnifies its officers, directors, and certain key employees against claims made with respect to matters that arise while they are serving in their respective capacities as such, subject to certain limitations set forth under applicable law, the Company’s Bylaws, and applicable indemnification agreements. As of June 30, 2023, the Company did not have any indemnification claims.

12. Stockholders' Equity

Common Stock

The Company has authorized Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock any time at the option of the holder and is automatically converted into one share of Class A common stock upon transfer (except for certain permitted transfers). Once converted into Class A common stock, the Class B common stock will not be reissued.

Earn-Out Shares

As of June 30, 2023 and March 31, 2023, the Class A common stock included 3,814,125 shares held by VGAC founders (“Earn-Out Shares”) that are subject to a lock-up of seven years from the Closing Date. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period, and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of June 30, 2023, the Company did not meet any earn out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505, Equity.

Reserve for Issuance

The Company has the following shares of Class A common stock reserved for future issuance, on an as-if-converted basis:

	June 30,	March 31,
	2023	2023
Outstanding stock options	68,386,690	68,050,752
Outstanding restricted stock units	42,629,558	26,562,566
Remaining shares available for future issuance under 2021 Incentive Equity Plan	28,640,341	55,922,182
Remaining shares available for future issuance under Employee Stock Purchase Plan	16,349,302	16,349,302
Total shares of common stock reserved	156,005,891	166,884,802

At-the-Market (“ATM”) Offering

On February 6, 2023, the Company filed a shelf Registration Statement on Form S-3 with the SEC, relating to the sale, from time to time, in one or more transactions, of up to $500 million of common stock, preferred stock, debt securities, and units (the “Shelf Registration Statement”). Also, on February 6, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen” or the “Agent”), pursuant to which the Company may sell through the Agent, as the Company’s sales agent, from time to time, at the Company’s option, up to $150 million in aggregate principal amount of an indeterminate amount of shares (the “ATM Shares”) of the Company’s Class A common stock. Subject to the terms of the Sales Agreement, the Agent will use reasonable efforts to sell the ATM Shares from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions the Company may impose), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and pursuant to, and only upon the effectiveness of, the Shelf Registration Statement. The Company will pay the Agent a commission of 3.0% of the gross proceeds from the sales of the ATM Shares, if any. The Company has also agreed to provide the Agent with customary indemnification and contribution rights. The offering of the ATM Shares will terminate upon the earliest of (a) the sale of the maximum number or amount of the ATM Shares permitted to be sold under the Sales Agreement and (b) the termination of the Sales Agreement by the parties thereto. While the Company cannot provide any assurances that it will sell any ATM Shares pursuant to the Sales Agreement, the Company expects to use the net proceeds from the sale of securities under the Sales Agreement, if any, for general corporate purposes, including working capital requirements and operating expenses; the Company, however, has not allocated the net proceeds for specific purposes. As of June 30, 2023, the Company has not made any sales under the Sales Agreement.

13. Equity Incentive Plans and Stock-Based Compensation

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

The 2021 Plan authorizes the issuance or transfer of up to 136,000,000 shares of Class A common stock. The number of shares of Class A common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each calendar year, starting in 2022, in an amount equal to (i) 22,839,019 shares of Class A common stock, (ii) 3.0% of the aggregate number of shares of Class A common stock and Class B common stock outstanding, or (iii) a lesser number of shares determined by the Company’s Board of Directors prior to the applicable January 1. In November 2021, in connection with the Lemonaid Acquisition, the Company registered an additional 2,990,386 shares of Class A common stock issuable under the 2021 Plan, which represent shares of Class A common stock issuable in exchange for outstanding options initially granted under Lemonaid Health’s 2014 Equity Incentive Plan, as amended. As of June 30, 2023, 139,656,589 shares of the Company’s Class A common stock remained available for future issuance under the 2021 Plan.

Options under the 2021 Plan have a contractual life of up to ten years. The exercise price of a stock option shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. For Incentive Stock Options (“ISO”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”), the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant as determined by the Board of Directors. The Company’s options generally vest over three to four years. Under the 2021 Plan, stock option awards entitle the holder to receive one share of Class A common stock for every option exercised.

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

In February 2022, the Compensation Committee of the Company’s Board of Directors adopted a RSU conversion and deferral program for non-employee directors. The purpose of the program is to provide non-employee directors with the option to convert all or a portion of their cash compensation into a RSU award under the 2021 Plan and the opportunity to defer settlement of all or a portion of their RSU awards. As of June 30, 2023, four non-employee directors had elected to convert all of their cash compensation into RSU awards, and two non-employee directors had elected to defer settlement of their RSU awards under the program.

On June 9, 2022, the Compensation Committee of the Company’s Board of Directors adopted an Annual Incentive Plan (the “2022 AIP”), pursuant to which, beginning in fiscal 2023, which began on April 1, 2022, employees and certain service providers of 23andMe, Inc. and its affiliates were eligible to receive annual incentive bonuses in the form of cash or RSUs issued by the Company under the 2021 Plan, based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics. On June 5, 2023, the fiscal 2023 annual incentive bonuses were paid in the form of RSUs based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics and as determined by the Compensation Committee of the Company’s Board of Directors. The number of RSUs granted was determined by dividing the dollar amount of the 2022 AIP annual incentive bonuses for fiscal 2023 by the trailing average closing price of the Company’s Class A common stock for the 20 days preceding the date of payment, resulting in the grant of 8,961,053 shares underlying fully-vested RSUs.

The Company accounts for the RSUs issued under the 2022 AIP (the “2022 AIP RSUs”) as liability awards, and adjusts the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. The Company recorded stock-based compensation expense of $4.4 million and $5.0 million related to the 2022 AIP RSUs for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and March 31, 2023, the liability of the 2022 AIP RSUs was $5.5 million and $18.9 million, respectively, which was included in other current liabilities on the condensed consolidated balance sheet.

Stock Option Activity

Stock option activity and activity regarding shares available for grant under the 2021 Plan are as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, years, and per share data)
Balance as of March 31, 2023	68,050,752	$4.20	6.0	$10,621
Granted	2,018,253	$2.06
Exercised	(180,718)	$0.48
Canceled/forfeited/expired	(1,501,597)	$5.67
Balance as of June 30, 2023	68,386,690	$4.12	5.7	$7,121
Vested and exercisable as of June 30, 2023	49,302,828	$4.16	4.8	$5,402

The weighted average grant date fair value per share of options granted for the three months ended June 30, 2023 and 2022 was $1.43 and $2.44, respectively. The total intrinsic value of vested options exercised for the three months ended June 30, 2023 and 2022 was $0.2 million and $1.5 million, respectively. As of June 30, 2023, unrecognized stock-based compensation expense related to unvested stock options was $57.9 million, which is expected to be recognized over a weighted-average period of 2.4 years. Due to a valuation allowance on deferred tax assets, the Company did not recognize any tax benefit from stock option exercises for the three months ended June 30, 2023 and 2022.

The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The weighted average Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Three Months Ended June 30,
	2023		2022
	Min	Max	Min	Max
Expected term (years)	5.8	6.0	6.0	6.8
Expected volatility	78%	79%	76%	77%
Risk-free interest rate	3.6%	3.9%	2.8%	2.8%
Expected dividend yield	—	—	—	—

Restricted Stock Units

The following table summarizes the RSU activity under the equity incentive plans and related information:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2023	26,562,566	$4.73
Granted	30,076,226	$2.15
Vested	(10,757,178)	$2.64
Canceled/forfeited	(3,252,056)	$4.00
Balance as of June 30, 2023	42,629,558	$3.49

As of June 30, 2023, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $136.3 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock Subject to Vesting

In November 2021, in connection with the Lemonaid Acquisition, the Company granted 3,747,027 shares of Class A common stock with an aggregate grant date fair value of $43.9 million to two recipients, each of whom was a former stockholder and officer of Lemonaid Health (each, a “Former Lemonaid Officer”) and each of whom, following the closing of the Lemonaid Acquisition, joined the Company’s management team. The shares vest over a four-year period in quarterly installments beginning on February 1, 2022, subject to the respective recipient’s continued employment with the Company. In connection with the Lemonaid Acquisition, each of these recipients entered into a relinquishment agreement that provides that during the four-year period that commenced on November 1, 2021 (the “Protection Period”), the Company will not (i) terminate the recipient’s employment without cause, (ii) materially reduce the recipient’s base salary or the benefits to which similarly-situated executive employees of the Company or the Company’s subsidiaries are entitled, other than a broad-based reduction to the same extent that applies to such similarly-situated executive employees, or (iii) relocate the recipient’s principal place of employment to a location outside of a 50-mile radius of their current principal place of employment. If any such event occurs during the Protection Period or in the event of recipient’s death or disability, then the unvested portion(s) of these awards will immediately vest.

The employment of one of the Former Lemonaid Officers terminated as of June 30, 2023, which resulted in $22.0 million of related stock-based compensation expense recognized within general and administrative expenses within the condensed consolidated statement of operations for the three months ended June 30, 2023.

The Company recognized total stock-based compensation expense related to these awards of $24.7 million and $2.7 million for the three months ended June 30, 2023 and 2022, respectively, within general and administrative expenses. Unrecognized stock-based compensation expense of $3.7 million for the remaining recipient is expected to be recognized over a weighted average period of 2.3 years.

Employee Stock Purchase Plan

On June 10, 2021, the shareholders of VGAC approved the 23andMe Holding Co. Employee Stock Purchase Plan (“ESPP”). A total of 11,420,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. Pursuant to the terms of the ESPP, the number of shares of the Company’s Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023, by the lesser of (i) an amount equal to one percent (1.0%) of the total number of shares of Class A and Class B common stock outstanding as of the last day of the immediately preceding December 31st, (ii) 5,000,000 shares, or (iii) a lesser number of shares as determined by the Board of Directors in its discretion. As of June 30, 2023, 2,642,313 shares of the Company’s Class A common stock have been issued and 16,349,302 shares remained available for future issuance under the ESPP.

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

There were no offering dates during the three months ended June 30, 2023 and 2022.

Stock-Based Compensation

Total stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, was included in costs and expenses as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Cost of revenue	$2,472	$3,327
Research and development	11,692	12,076
Sales and marketing	1,718	2,889
General and administrative (1)	34,576	12,170
Restructuring and other charges	642	—
Total stock-based compensation expense	$51,100	$30,462

(1)
Includes $22.0 million of stock-based compensation expense related to the termination of a Former Lemonaid Officer during the three months ended June 30, 2023.

14. Net Loss Per Share Attributable to Common Stockholders

The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A and Class B common stock under the two-class method.

No dividends were declared or paid for the three months ended June 30, 2023 and 2022.

The Company’s stock options, RSUs, restricted stock awards subject to vesting and estimated shares to be issued under the ESPP plan are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

Net loss attributable to common stockholders was equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(66,563)	$(38,061)	$(48,584)	$(40,948)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	294,089,562	168,164,880	242,292,436	204,212,893
Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.23)	$(0.20)	$(0.20)

The potential shares of Class A common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive were as follows:

	Three Months Ended June 30,
	2023	2022
Outstanding stock options	68,386,690	71,980,548
Restricted stock units	42,629,558	23,076,570
Shares subject to vesting	334,794	3,278,650
ESPP	2,776,927	3,456,238
Total	114,127,969	101,792,006

There were no potential shares of Class B common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented.

15. Retirement Benefit Plans

The Company has established a 401(k) retirement plan that allows participating employees in the U.S. to contribute as defined by the plan and is subject to limitations under Section 401(k) of the Code. The Company matches the greater of 100% of the first 2% or 100% of the first $2,300 (subject to annual compensation and contribution limits) of employee contributions. The Company recognized matching contributions cost of $0.9 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively.

16. Income Taxes

The Company computes the provision for income taxes by applying the estimated annual effective tax rate to year-to-date income from recurring operations and adjusts the provision for discrete tax items recorded in the period. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate primarily as a result of a valuation allowance against its deferred tax assets.

There was no income tax expense or benefit recognized for the three months ended June 30, 2023. A $0.3 million tax benefit was recognized for the three months ended June 30, 2022 and is reflected on the condensed consolidated statements of operations and comprehensive loss for the period. The Company continues to maintain a full valuation allowance on the remaining net deferred tax assets of the U.S. entities as it is more likely than not that the Company will not realize the deferred tax assets. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.

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

17. Subsequent Events

On July 10, 2023, the Company entered into a definitive agreement to sell Lemonaid Health Limited, its wholly-owned, indirect U.K. subsidiary. The transaction closed on August 1, 2023 and is not expected to have a material effect on the Company's consolidated financial statements.

On August 8, 2023, the Company approved a reduction in force primarily related to its Therapeutics segment. The reduction in force is intended to restructure and strategically align the Therapeutics’ workforce with the Company’s current strategy. The Company expects to complete the reduction plan substantially during the second quarter of its fiscal 2024, with certain affected employees retained through a transition period. The Company expects to recognize restructuring charges in connection with the workforce reduction plan with respect to severance payments, benefits continuation, and stock compensation charges associated with the modification of certain stock options and restricted stock units. Severance and benefit continuation charges are estimated to be approximately $3.0 million and are expected to be recognized primarily in the second quarter of fiscal 2024, with the majority of such charges anticipated to be paid in cash during the same quarter. Stock compensation charges are expected to be approximately $0.8 million and are expected to be recognized primarily in the second quarter of fiscal 2024, and will not result in any cash expenditures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“Fiscal 2023 Form 10-K”), including the audited consolidated financial statements of 23andMe Holding Co. as of March 31, 2023 and 2022 and Management's Discussion and Analysis of Financial Condition and Results of Operations included therein, as well as the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the Fiscal 2023 Form 10-K and our subsequent reports filed with the SEC, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “23andMe,”“we,” “us,” and “our” refer to 23andMe Holding Co., a Delaware corporation formerly known as VG Acquisition Corp. and its consolidated subsidiaries.

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

We pioneered direct-to-consumer genetic testing, giving consumers unique, personalized information about their genetic health risks, ancestry, and traits. We were the first company to obtain Food and Drug Administration (“FDA”) authorization for a direct-to-consumer genetic test, and we are the only company to have FDA authorization, clearance, or an exemption from premarket notification for all of the carrier status, genetic health risk, cancer predisposition, and pharmacogenetics reports that we offer to customers. As of June 30, 2023, we had over 60 health and carrier status reports that were available to customers in the U.S.

Through our Lemonaid Health telehealth platform, we connect patients to licensed healthcare professionals to provide affordable and direct online access to medical care, from consultation through treatment, for a number of common conditions, using evidence-based guidelines and up-to-date clinical protocols. When medications are prescribed by Lemonaid Health’s affiliated healthcare professionals, patients can use Lemonaid Health’s online pharmacy for fulfillment. Patients also can access telehealth consultations for certain 23andMe genetic reports through Lemonaid Health.

We believe that we can revolutionize research through our premier database of genetic and phenotypic information crowdsourced from our millions of engaged customers. We have built the world’s largest crowdsourced platform for genetic research, with over 80% of our customers electing to participate in our research program as of June 30, 2023. We believe that this platform allows us to accelerate research at an unprecedented scale, enabling us to discover insights into the origins of diseases and to speed the discovery and development of novel therapies.

We are developing a broad portfolio of genetically validated therapeutic candidates for a variety of diseases across different therapeutic areas with high unmet medical need. We have a diversified and differentiated portfolio, including one product candidate in clinical development, as well as multiple discovery stage programs. Each of our programs has been validated through our human genetics drug discovery platform. We believe that the combination of a genetically validated discovery platform, to increase the probability of technical success, and a maturing therapeutic portfolio will position us for long-term success in our goal to advance next-generation, targeted medicines for people living with serious and life-threatening diseases.

Our Therapeutics business focuses on the use of genetic insights to validate and develop novel therapies to improve patients’ lives. We currently have research programs across several therapeutic areas, including oncology, respiratory, and cardiovascular diseases. In July 2018, we signed an exclusive agreement with an affiliate of GlaxoSmithKline plc (“GSK”) to leverage genetic insights to validate, rapidly progress development, and commercialize useful new drugs to market (the “GSK Agreement”). While the exclusive target discovery portion of the GSK Agreement ended on July 23, 2023, the collaboration portion for our jointly developed programs continues. As the exclusive target discovery portion of the GSK Agreement concluded in July 2023, we are able to pursue new target discovery collaborations with other parties that leverage our extensive database, maturing capabilities and successful drug discovery track record through our work with GSK. We will continue to collaborate with GSK on a number of ongoing programs per the GSK Agreement. In addition to our collaboration with GSK, we have several proprietary programs.

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

We operate in two reporting segments: (1) Consumer and Research Services and (2) Therapeutics. The Consumer and Research Services segment consists of our PGS and telehealth business, as well as research services that we perform under agreements with third parties, including the GSK Agreement, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. During the three months ended June 30, 2023 and 2022, all our revenues were derived from our Consumer and Research Services segment. See “Adjusted EBITDA” section below.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2023 Form 10-K.

New Customer Acquisition

PGS. Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 61% and 68% of our total revenues for the three months ended June 30, 2023 and 2022, respectively. In addition, kit sales are a source of subscribers to our subscription service, which represented approximately 7% and 5% of our total revenue during the three months ended June 30, 2023 and 2022, respectively. We expect PGS revenues to fluctuate in the near-term and to grow long-term, as we continue to evolve our product offerings across kit sales and our subscription service, and introduce new products or features that enhance or add value for customers and members. This will be achieved by increasing awareness of our current and new offerings in existing markets and expanding into new markets.

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

Telehealth. Our ability to attract new patients and members is a key factor for the future growth of our telehealth business. Revenue from our telehealth business represented approximately 18% and 19% of our total revenue during the three months ended June 30, 2023 and 2022, respectively. Telehealth awareness, acceptance, and usage have been positively impacted by the COVID-19 pandemic, leading to increased consumer acceptance of virtual care. There are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, and competition continues to intensify.

Engagement of Research Participants

Our ability to conduct research and grow our database of genotypic and phenotypic information depends on our customers’ willingness to consent to participate in our research. Over 80% of our customers as of June 30, 2023 have consented to participate in research. These customers permit us to use their de-identified data in our research and many of them regularly respond to our research surveys, providing us with phenotypic data in addition to the genetic data in their DNA samples. We analyze this genotypic and phenotypic data and conduct genome-wide association studies and phenome-wide association studies, which enable us to determine whether particular genetic variants affect the likelihood of individuals developing certain diseases.

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

Development of Therapeutic Product Candidates

Our ability to successfully identify and develop therapeutic product candidates will determine the success of our Therapeutics business over time. Developing therapeutic product candidates with novel genetic evidence requires a significant investment of resources over a prolonged period of time, and a core part of our strategy is to continue making sustained investments in this area. As of March 31, 2023, we had over 50 programs in our pipeline in various stages of research and development that have been selected and are being pursued by us or by GSK through our collaboration.

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

The exclusive target discovery period under the GSK Agreement expired in July 2023. Accordingly, our ability to enter into new collaboration agreements will affect our research services revenues. If we are unable to enter into additional collaboration agreements, our future research services revenue may decline.

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

Expansion into New Categories

We launched our 23andMe+ subscription service in October 2020, and through our acquisition of Lemonaid Health, Inc. (“Lemonaid Health”) in November 2021 (the “Lemonaid Acquisition”), we began providing access to telehealth services in November 2021. We expect to expand into new categories and innovative healthcare models with the goal of driving future growth. Those opportunities include product enhancements, such as our proprietary polygenic risk scores, new product offerings aimed at extending our personalized and customer-centric philosophy to primary healthcare, and potential additional acquisitions of other consumer-oriented healthcare businesses. Such expansion would allow us to increase the number of engaged customers who purchase or subscribe for additional products and services.

The success of our subscription service will depend upon our ability to acquire and retain subscribing customers over an extended period. Retention of customers will be based on the perceived value of the premium content and features they receive. If we are unable to provide sufficiently compelling new content and features, subscribers may not renew.

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

We believe that our research platform enables us to rapidly identify genetically validated drug targets with improved odds of clinical success. With our state-of-the-art bioinformatics capabilities, we analyze the trillions of data points in our database, optimizing the use of our resources, to genetically validate drug targets, inform patient selection for clinical trials, and increase the probability of success of our programs. We plan to advance, partner or out-license new potential drug candidates through the rapid selection of those with compelling clinical promise.

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

Recent Developments

In June 2023, as previously reported, we undertook a reduction in force intended to restructure and strategically align our workforce with our strategy and to reduce operating costs. The reduction in force involved approximately 75 employees, representing approximately 9% of the then-current workforce. The restructuring charges were primarily related to the Consumer and Research Services segment.

Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q include the accounts of 23andMe Holding Co. and its consolidated subsidiaries and variable interest entities and were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). As 23andMe, Inc. is considered our accounting predecessor, certain historical financial information presented in the condensed consolidated financial statements represents the accounts of 23andMe, Inc. and its wholly owned subsidiary.

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe that the following metrics are useful in evaluating our business:

•
PGS Customers. “Customers” means individuals who have registered a PGS kit and provided their DNA sample. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming subscribers to our 23andMe+ subscription service, especially if they consent to participate in our research. We had approximately 14.4 million and 14.1 million Customers as of June 30, 2023 and March 31, 2023, respectively.
•
Consenting Customers. “Consenting Customers” are Customers who have affirmatively opted in to participate in our research program. Consenting Customers are critical to our research programs and to the continuing growth of our database, which we use to identify drug targets and to generate new and interesting additional ancestry and health reports. Moreover, Consenting Customers respond to our research surveys, providing useful phenotypic data about their traits, habits, and lifestyles, which we analyze using de-identified data to determine whether a genetic variant makes an individual more or less likely to develop certain diseases. A Consenting Customer is likely to be more engaged with our brand, which may lead to the purchase of our 23andMe+ subscription service and to participation in further research studies, helping us to advance our research. As of June 30, 2023, over 80% of our Customers were Consenting Customers.

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

See Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements included in our Fiscal 2023 Form 10-K for a more detailed discussion of our revenue recognition policies.

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

General and Administrative Expenses

General and administrative expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with corporate management, including our CEO office, finance, legal, compliance, regulatory, corporate communications, corporate development, and other administrative personnel. In addition, general and administrative expenses include professional fees for external legal, accounting, and other consulting services, as well as credit card processing fees related to PGS kit sales and telehealth services.

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

Restructuring and Other Charges

Restructuring and other charges consists of costs directly associated with employee-related exit or disposal activities. Such costs include employee severance and termination benefits associated with a reduction in force, if applicable for the period.

Other Income (Expense)

Other income (expense) includes interest income, net, and other income (expense), net. Interest income, net primarily consists of interest income earned on our cash deposits and cash equivalents. Other income (expense), net primarily consists of effects of changes in foreign currency exchange rates, and other non-operating income and expenditures.

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

Results of Operations

Comparisons for the Three Months Ended June 30, 2023 and 2022

The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Revenue	$60,864	$64,513	$(3,649)	(6%)
Cost of revenue (1)	30,184	39,023	(8,839)	(23%)
Gross profit	30,680	25,490	5,190	20%
Operating expenses:
Research and development (1)	62,329	52,009	10,320	20%
Sales and marketing (1)	22,658	33,434	(10,776)	(32%)
General and administrative (1)	50,740	29,643	21,097	71%
Restructuring and other charges (1)	4,217	—	4,217	100%
Total operating expenses	139,944	115,086	24,858	22%
Loss from operations	(109,264)	(89,596)	(19,668)	22%
Other income (expense):
Interest income, net	4,307	245	4,062	1658%
Other income (expense), net	333	(435)	768	(177%)
Loss before income taxes	(104,624)	(89,786)	(14,838)	17%
Benefit from income taxes	—	254	(254)	(100%)
Net loss	$(104,624)	$(89,532)	$(15,092)	17%

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$2,472	$3,327	$(855)	(26%)
Research and development	11,692	12,076	(384)	(3%)
Sales and marketing	1,718	2,889	(1,171)	(41%)
General and administrative (a)	34,576	12,170	22,406	184%
Restructuring and other charges	642	—	642	100%
Total stock-based compensation expense	$51,100	$30,462	$20,638	68%
(a)
Includes $22.0 million of stock-based compensation expense related to the termination of a Former Lemonaid Officer during the three months ended June 30, 2023.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Revenue	100%	100%
Cost of revenue	50%	60%
Gross profit	50%	40%
Operating expenses:
Research and development	102%	80%
Sales and marketing	37%	52%
General and administrative	83%	46%
Restructuring and other charges	8%	0%
Total operating expenses	230%	178%
Loss from operations	(180%)	(138%)
Other income (expense):
Interest income, net	7%	0%
Other expense, net	1%	(1%)
Loss before income taxes	(172%)	(139%)
Benefit from income taxes	0%	0%
Net loss	(172%)	(139%)

Revenue

Total revenue decreased by $3.6 million, or 6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was due to a decrease of $8.5 million in Consumer Services revenue, attributable to a decrease of $8.6 million from PGS kit revenue driven mainly by lower PGS kit sales volume, and a $1.4 million decrease in telehealth services revenue, both of which were primarily driven by reductions in certain marketing campaigns and advertising channel spend during the three months ended June 30, 2023, resulting in higher average selling prices on kit sales and greater marketing spend efficiency within telehealth services. The foregoing decreases to Consumer Services revenue were partially offset by a $1.5 million increase in subscription services revenue. Research Services revenue increased by $4.9 million due to a $2.5 million increase in revenue under research contracts with other third parties after certain specified milestones in those contracts were achieved, as well as a $2.4 million increase in GSK collaboration revenue, primarily attributable to GSK's election to extend its exclusive discovery term for a fifth year until July 2023, which provides greater revenue per joint discovery hour than that of prior years.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue decreased by $8.8 million, or 23%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Cost of revenue for Consumer Services decreased by $7.1 million, driven mainly by a $6.7 million decrease related to lower PGS kit sales volume, primarily from lower lab processing, shipping, supplies costs and depreciation expense, and a $0.4 million decrease in telehealth services cost of revenue related to lower order volume. Cost of revenue for Research Services decreased by $1.7 million primarily due to lower project hours incurred pursuant to the GSK Agreement.

Our gross profit increased by $5.2 million, or 20%, to $30.7 million for the three months ended June 30, 2023, from $25.5 million for the three months ended June 30, 2022. The increase in gross profit was primarily due to an increase in Research Services revenue under research contracts with other third parties related to milestone achievements that required minimal costs due to their one-time nature and increased GSK collaboration revenue, which provides greater revenue per joint discovery hour than that of prior years, growth in subscription services revenue and improved average selling prices on PGS kit sales, as discussed above.

Our gross margin improved year over year, from 40% for the three months ended June 30, 2022, to 50% for the three months ended June 30, 2023. Gross margin improved for the same reasons as gross profit, as discussed above.

Research and Development Expenses

The following table sets forth our research and development expenses for the three months ended June 30, 2023 and 2022, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Personnel-related expenses	$32,881	$30,740	$2,141	7%
Lab-related research services	16,922	7,570	9,352	124%
Facilities, other overhead allocation, and other	11,749	11,585	164	1%
Depreciation, equipment and supplies	777	2,114	(1,337)	(63%)
Total research and development expenses	$62,329	$52,009	$10,320	20%

Research and development expenses for the three months ended June 30, 2023 increased to $62.3 million, as compared to $52.0 million for the three months ended June 30, 2022. This increase of $10.3 million, or 20%, was primarily attributable to $9.4 million increase in lab-related research services expense from advancing our proprietary and collaborated programs with GSK. Increases in personnel-related expenses of $2.1 million were primarily a result of decreased labor expenses allocated to cost of revenue for research services due to a decrease in GSK research service hours. The increases described above were partially offset by a $1.3 million decrease in depreciation, equipment and supplies primarily due to increased capitalization of internal-use software from a greater number of project hours in development during the three months ended June 30, 2023.

For three months ended June 30, 2023 and 2022, 41% and 54% of total research and development expenses were attributable to the Consumer and Research Services business, respectively, and 59% and 46% were attributable to our Therapeutics business, respectively. The increase attributable to the Therapeutics business is driven by our continued investment in drug discovery and advancement of ongoing programs.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses for the three months ended June 30, 2023 and 2022, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Advertising & brand	$11,941	$20,534	$(8,593)	(42%)
Personnel-related expenses	4,702	6,120	(1,418)	(23%)
Depreciation, amortization and impairment	2,637	3,315	(678)	(20%)
Outside services, equipment and supplies	1,724	1,424	300	21%
Facilities and other overhead allocation	1,654	2,041	(387)	(19%)
Total sales and marketing expenses	$22,658	$33,434	$(10,776)	(32%)

Sales and marketing expenses for the three months ended June 30, 2023 amounted to $22.7 million, as compared to $33.4 million for the three months ended June 30, 2022, representing a decrease of $10.8 million, or 32%. This decrease was primarily driven by a $8.6 million decrease in advertising and brand-related expenses due to fewer marketing campaigns and lower advertising channel spend during the three months ended June 30, 2023. Personnel-related expenses decreased by $1.4 million as a result of a reduction in stock-based compensation expenses.

General and Administrative Expenses

Total general and administrative expenses increased by $21.1 million, or 71%, from $29.6 million for the three months ended June 30, 2022 to $50.7 million for the three months ended June 30, 2023. The increase in general and administrative expenses was primarily due to the increase in personnel-related expenses of $23.2 million, which was primarily non-cash stock-based compensation expense associated with accelerated vesting as a result of the termination of a Former Lemonaid Officer during the three months ended June 30, 2023. See Note 13 —“Equity Incentive Plans and Stock-Based Compensation” to our condensed consolidated financial statements for details. This increase was partially offset by a $0.6 million decrease in outside services, primarily attributable to lower advisory and consulting services as well as lower other operating expenses driven by a decrease in director and officer insurance.

Restructuring and Other Charges

Restructuring and other charges for the three months ended June 30, 2023 were $4.2 million, which consisted primarily of employee severance and termination benefits related to a reduction in force of $3.6 million, of which $0.6 million was non-cash stock-based compensation expense. See Note 9 — “Restructuring” to our condensed consolidated financial statements for details. There were no restructuring and other charges incurred during the three months ended June 30, 2022.

Interest Income, net

Interest income, net increased by $4.1 million from $0.2 million for the three months ended June 30, 2022 to $4.3 million for the three months ended June 30, 2023 primarily due to interest yields earned on cash equivalents held in money market funds.

Adjusted EBITDA

We evaluate the performance of each segment based on Adjusted EBITDA, which is a non-GAAP financial measure that we define as net income (loss) before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, transaction-related costs, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: changes in fair value of warrant liabilities and litigation settlements, if applicable for the periods presented. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.

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

The following tables reconcile net loss to Adjusted EBITDA for the three months ended June 30, 2023 and 2022 on a Company-wide basis and for each of our segments:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Segment Revenue: (1)
Consumer and Research Services	$60,864	$64,513
Total revenue	$60,864	$64,513
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(5,602)	$(16,997)
Therapeutics Adjusted EBITDA	(31,138)	(18,465)
Unallocated Corporate (2)	(13,060)	(14,253)
Total Adjusted EBITDA	$(49,800)	$(49,715)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(104,624)	$(89,532)
Adjustments:
Interest income, net	(4,307)	(245)
Other (income) expense, net	(333)	435
Income tax benefit	—	(254)
Depreciation and amortization	4,478	5,104
Amortization of acquired intangible assets	3,638	4,315
Stock-based compensation expense	51,100	30,462
Transaction-related costs (3)	248	—
Total Adjusted EBITDA	$(49,800)	$(49,715)

(1)
There was no Therapeutics revenue for the three months ended June 30, 2023 and 2022.
(2)
Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(3)
Refer to Note 17, “Subsequent Events” for additional information.

Consumer and Research Services

Consumer and Research Services Adjusted EBITDA improved by $11.4 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to an increase in Research Services revenue of $4.9 million resulting from a $2.5 million increase in revenue under research contracts with other third parties after certain specified milestones in those contracts were achieved, as well as a $2.4 million increase in GSK collaboration revenue, primarily attributable to GSK's election to extend its exclusive discovery term for a fifth year until July 2023, which provides greater revenue per joint discovery hour than that of prior years. The improvement was also due to a $1.5 million increase in subscription services revenue. Additionally, advertising and brand-related spend decreased by $8.6 million due to reductions in certain marketing campaigns and advertising channel spend between the comparative periods, and cost of revenue-related lab processing, shipping and supplies decreased by $5.2 million primarily from lower PGS kit sales volume. Capitalization of internal use software also increased by $1.6 million and personnel-related expenses decreased by $0.7 million.

The foregoing improvements to Consumer and Research Services Adjusted EBITDA were partially offset by a decrease in Consumer Services revenue of $8.5 million, attributable to a decrease of $8.6 million from PGS kit revenue driven mainly by lower PGS kit sales volume and a $1.4 million decrease in telehealth services revenue, both of which were primarily due to reductions in certain marketing campaigns and advertising channel spend during the three months ended June 30, 2023, resulting in higher average selling prices on kit sales and greater marketing spend efficiency within telehealth services.

Therapeutics

Therapeutics' Adjusted EBITDA declined by $12.7 million for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily due to a $9.9 million increase in lab-related supplies and consultant spend and a $1.1 million increase in personnel-related expenses, all of which were to support advancement of ongoing programs. Additionally, Therapeutics' expenses that are allocated to cost of revenue for research services decreased by $0.8 million due to a decrease in GSK research service hours between the comparative periods.

Liquidity and Capital Resources

We have financed our operations primarily through sales of equity securities and revenue from sales of PGS, telehealth, and research services. During fiscal 2022, we received gross proceeds of $309.7 million from the Merger and $250.0 million from the PIPE investment consummated in connection with the Merger. Our primary requirements for liquidity and capital are to fund operating needs and finance working capital, capital expenditures, and general corporate purposes.

As of June 30, 2023, our principal source of liquidity was our cash and cash equivalents balance of $314.4 million, which is held for working capital purposes. We have incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $1,611 million as of June 30, 2023. Based on our current cash resources and the previously-disclosed reduction in force undertaken in June 2023, we believe our cash as of June 30, 2023 will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the filing of the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

On February 6, 2023, we filed a shelf Registration Statement on Form S-3 (the “Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”), relating to the sale, from time to time, in one or more transactions, of up to $500 million of common stock, preferred stock, debt securities, and units. Also, on February 6, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Agent”), pursuant to which we may sell, from time to time, at our option, up to $150 million in aggregate principal amount of an indeterminate amount of shares of our Class A common stock, $0.0001 par value per share (the “ATM Shares”), through the Agent, as the Company’s sales agent. Subject to the terms of the Sales Agreement, the Agent will use reasonable efforts to sell the ATM Shares from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions we may impose), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended and pursuant to, and only upon the effectiveness of, the Shelf Registration Statement. We will pay the Agent a commission of 3.0% of the gross proceeds from the sales of the ATM Shares, if any. We have also agreed to provide the Agent with customary indemnification and contribution rights. The offering of the ATM Shares will terminate upon the earliest of (a) the sale of the maximum number or amount of the ATM Shares permitted to be sold under the Sales Agreement and (b) the termination of the Sales Agreement by the parties thereto. While we cannot provide any assurances that we will sell any ATM Shares pursuant to the Sales Agreement, we expect to use the net proceeds from the sale of securities under the Sales Agreement, if any, for general corporate purposes, including working capital requirements and operating expenses; we, however, have not allocated the net proceeds for specific purposes. As of the date of this Form 10-Q, we had not made any sales under the Sales Agreement.

We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future due to the investments we intend to continue making in research and development, along with associated general and administrative and sales and marketing expenses to capitalize on market opportunities and drive our long-term growth. Cash from operations could also be affected from our customers and other risks set forth in Part I, Item 1A., “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC on May 25, 2023. We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

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

For the three months ended June 30, 2023, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in the Fiscal 2023 Form 10-K. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(69,355)	$(73,040)
Net cash used in investing activities	$(2,695)	$(2,900)
Net cash (used in) provided by financing activities	$(114)	$1,533

Cash Flows from Operating Activities

Net cash used in operating activities of $69.4 million for the three months ended June 30, 2023 was primarily related to a net loss of $104.6 million, partially offset by non-cash charges for stock-based compensation of $51.1 million, depreciation and amortization of $6.9 million, and amortization and impairment of internal-use software of $1.2 million. The net changes in operating assets and liabilities of $23.9 million were primarily related to a decrease in deferred revenue of $14.4 million as a result of decreases in research services deferred revenue related to GSK collaboration, an increase in accounts receivable of $2.2 million primarily due to timing of customer billing, a decrease in operating lease liabilities of $2.1 million primarily due to lease payments, an increase prepaid expenses and other current assets of $1.9 million primarily due to increases in prepaid insurance, an increase in deferred cost of revenue of $1.9 million primarily due to an increase in deferred overhead costs, and a decrease in accrued and other current liabilities of $1.9 million primarily due to timing of payments. The foregoing increases were partially offset by a decrease in operating right-of-use assets of $1.7 million primarily due to right-of-use assets amortization.

Net cash used in operating activities of $73.0 million for the three months ended June 30, 2022 was primarily related to a net loss of $89.5 million, partially offset by non-cash charges for stock-based compensation of $30.5 million, depreciation and amortization of $8.4 million and amortization and impairment of internal-use software of $1.1 million. The net changes in operating assets and liabilities of $23.4 million were primarily related to a decrease in accounts payable of $19.2 million primarily due to a non-recurring litigation settlement and timing of vendor payments, a decrease in deferred revenue of $13.1 million mainly due to a decrease in PGS sales and lower project hours incurred pursuant to the GSK Agreement, and a decrease in operating lease liabilities of $2.2 million primarily due to lease payments, which were offset by a decrease in prepaid expenses and other current assets of $7.3 million primarily due to a decrease in other receivables and prepaid usage, an increase in accrued expenses and other current liabilities of $2.5 million primarily due to timing of vendor invoice receipts and accrued stock-based compensation expenses under the Company’s Annual Incentive Plan, and a decrease in deferred cost of revenue of $1.2 million primarily driven by a decrease in sales.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.7 million for the three months ended June 30, 2023, which consisted of capitalization of internal-use software costs of $2.3 million and purchases of property and equipment of $0.4 million.

Net cash used in investing activities was $2.9 million for the three months ended June 30, 2022, which consisted of purchases of property and equipment of $1.6 million and capitalization of internal-use software costs of $1.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended June 30, 2023.

Net cash provided by financing activities was $1.5 million for the three months ended June 30, 2022, which consisted of $1.5 million in proceeds from the exercise of stock options.

Contractual Obligations and Commitments

Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods ranging from 2.5 years to 8.1 years. Refer to Note 10, “Leases,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations.

In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 11, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our commitments as of June 30, 2023.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the following are the critical accounting policies used in the preparation of our condensed consolidated financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Fiscal 2023 Form 10-K. These are the policies that we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.

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

We sell through multiple channels, including direct-to-consumer via our website and through online retailers. If the customer does not return the Kit, services cannot be completed by us, potentially resulting in unexercised rights (“breakage”) revenue. To estimate breakage, we apply the practical expedient available under ASC 606 to assess our customer contracts on a portfolio basis as opposed to individual customer contracts, due to the similarity of customer characteristics, at the sales channel level. We recognize the breakage amounts as revenue, proportionate to the pattern of revenue recognition of the returning kits in these respective sales channel portfolios. We estimate breakage for the portion of Kits not expected to be returned using an analysis of historical data and consider other factors that could influence customer Kit return behavior. We update our breakage rate estimate periodically and, if necessary, adjust the deferred revenue balance accordingly. If actual return patterns vary from the estimate, actual breakage revenue may differ from the amounts recorded. We recognized breakage revenue from unreturned Kits of $4.6 million and $5.0 million for the three months ended June 30, 2023 and 2022, respectively.

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

Business Combinations

We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. The results of businesses acquired in a business combination are included in our condensed consolidated financial statements from the date of acquisition. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

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

There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Fiscal 2023 Form 10-K.

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

Interest Rate Risk

As of June 30, 2023, we had $314.4 million in cash and cash equivalents. Our cash equivalents are comprised primarily of money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income and cash flows. A hypothetical 10% change in interest rates during the three months ended June 30, 2023 and 2022 would not have had a material impact on our historical condensed consolidated financial statements.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all our revenue and expenses are denominated in U.S. dollars. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended June 30, 2023 and 2022. To date, we have not engaged in any hedging strategies. As our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

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

As of June 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth in Note 11, “Commitments and Contingencies,” of the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q (unless otherwise indicated, the file number with respect to each filed document is 001-39587):

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

23ANDME HOLDING CO.

Date:	August 8, 2023	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 8, 2023	By:	/s/ Joseph Selsavage
Name: Joseph Selsavage
Interim Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)