Form 10-Q
period 2023-09-30
23andMe Holding Co.
filed 2023-11-08
CIK 1804591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 311,613,095 shares of Class A common stock, $0.0001 par value per share, and 167,491,460 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

23ANDME HOLDING CO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including, without limitation, statements under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Generally, statements that are not historical facts, including statements concerning 23andMe Holding Co.’s (the “Company,” “23andMe,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these forward-looking statements can be identified by the use of forward-looking terminology, including, without limitation, words like “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	March 31,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$256,386	$386,849
Restricted cash	1,399	1,399
Accounts receivable, net	1,501	1,897
Inventories	14,979	10,247
Deferred cost of revenue	5,782	5,376
Prepaid expenses and other current assets	17,948	19,224
Total current assets	297,995	424,992
Property and equipment, net	32,805	38,608
Operating lease right-of-use assets	52,549	56,078
Restricted cash, noncurrent	6,974	6,974
Internal-use software, net	18,971	15,661
Intangible assets, net	37,835	45,520
Goodwill	351,744	351,744
Other assets	2,357	3,021
Total assets	$801,230	$942,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes related party amounts of nil and $3,186, respectively)	$8,546	$12,924
Accrued expenses and other current liabilities (includes related party amounts of $13,732 and $8,738, respectively)	44,686	66,430
Deferred revenue (includes related party amounts of nil and $11,753, respectively)	40,283	62,521
Operating lease liabilities	8,086	7,541
Total current liabilities	101,601	149,416
Operating lease liabilities, noncurrent	72,963	77,763
Other liabilities	1,415	1,480
Total liabilities	175,979	228,659
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock - par value $0.0001, 10,000,000 shares authorized as of September 30, 2023 and March 31, 2023; zero shares issued and outstanding as of September 30, 2023 and March 31, 2023	—	—
Common stock, par value $0.0001 - Class A shares, 1,140,000,000 shares authorized, 311,339,539 and 293,020,474 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively; Class B shares, 350,000,000 shares authorized, 167,491,460 and 168,179,488 shares issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	48	46
Additional paid-in capital	2,311,481	2,220,897
Accumulated other comprehensive loss	—	(620)
Accumulated deficit	(1,686,278)	(1,506,384)
Total stockholders’ equity	625,251	713,939
Total liabilities and stockholders’ equity	$801,230	$942,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenue (includes related party revenue of $1,082 and $14,925 for the three months ended September 30, 2023 and 2022, respectively, and $11,753 and $23,190 for the six months ended September 30, 2023 and 2022, respectively)	$49,999	$75,659	$110,863	$140,172
Cost of revenue (includes related party cost of $20 and $(271) for the three months ended September 30, 2023 and 2022, respectively, and $295 and $(510) for the six months ended September 30, 2023 and 2022, respectively)	28,270	37,386	58,453	76,409
Gross profit	21,729	38,273	52,410	63,763
Operating expenses:
Research and development (includes related party expenses of $4,907 and $2,717 for the three months ended September 30, 2023 and 2022, respectively, and $8,208 and $6,266 for the six months ended September 30, 2023 and 2022, respectively)	54,588	52,598	116,917	104,607
Sales and marketing	18,328	24,835	40,986	58,269
General and administrative	25,290	28,881	76,030	58,524
Restructuring and other charges	2,654	—	6,871	—
Total operating expenses	100,860	106,314	240,804	221,400
Loss from operations	(79,131)	(68,041)	(188,394)	(157,637)
Other income (expense):
Interest income, net	3,752	1,392	8,059	1,637
Other income (expense), net	145	(687)	477	(1,122)
Loss before income taxes	(75,234)	(67,336)	(179,858)	(157,122)
Provision for (benefit from) income taxes	36	(1,271)	36	(1,525)
Net loss	(75,270)	(66,065)	(179,894)	(155,597)
Other comprehensive income, net of tax	954	829	620	1,453
Total comprehensive loss	$(74,316)	$(65,236)	$(179,274)	$(154,144)
Net loss per share of Class A and Class B common stock attributable to common stockholders:
Basic and diluted	$(0.16)	$(0.15)	$(0.38)	$(0.35)
Weighted-average shares used to compute net loss per share:
Basic and diluted	474,858,266	449,899,537	468,592,009	448,211,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of March 31, 2023	461,199,962	$46	$2,220,897	$(620)	$(1,506,384)	$713,939
Issuance of common stock upon exercise of stock options	180,718	—	85	—	—	85
Issuance of common stock upon release of restricted stock units	1,812,802	—	—	—	—	—
Issuance of common stock upon release of restricted stock units under the 2022 Annual Incentive Plan	8,961,053	1	18,629	—	—	18,630
Net share settlements for stock-based minimum tax withholdings	(58,985)	—	(121)	—	—	(121)
Stock-based compensation expense	—	—	47,915	—	—	47,915
Other comprehensive loss	—	—	—	(334)	—	(334)
Net loss	—	—	—	—	(104,624)	(104,624)
Balance as of June 30, 2023	472,095,550	$47	$2,287,405	$(954)	$(1,611,008)	$675,490
Issuance of common stock upon exercise of stock options	828,561	—	388	—	—	388
Issuance of common stock upon release of restricted stock units	4,358,378	1	(1)	—	—	—
Issuance of common stock upon release of restricted stock units under the 2022 Annual Incentive Plan	57,996	—	102	—	—	102
Net share settlements for stock-based minimum tax withholdings	(19,022)	—	(22)	—	—	(22)
Issuance of common stock under employee stock purchase plan	1,509,536	—	1,411	—	—	1,411
Stock-based compensation expense	—	—	22,198	—	—	22,198
Other comprehensive income	—	—	—	954	—	954
Net loss	—	—	—	—	(75,270)	(75,270)
Balance as of September 30, 2023	478,830,999	$48	$2,311,481	$—	$(1,686,278)	$625,251

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
Balance as of March 31, 2022	448,812,321	$45	$2,110,160	$179	$(1,194,728)	$915,656
Issuance of common stock upon exercise of stock options	1,065,784	—	1,533	—	—	1,533
Issuance of common stock upon release of restricted stock units	1,461,448	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(14,036)	—	—	—	—	—
Stock-based compensation expense	—	—	25,915	—	—	25,915
Other comprehensive income	—	—	—	624	—	624
Net loss	—	—	—	—	(89,532)	(89,532)
Balance as of June 30, 2022	451,325,517	$45	$2,137,608	$803	$(1,284,260)	$854,196
Issuance of common stock upon exercise of stock options	1,430,629	—	2,498	—	—	2,498
Issuance of common stock upon release of restricted stock units	1,580,591	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(14,038)	—	(86)	—	—	(86)
Issuance of common stock under employee stock purchase plan	1,130,337	—	3,238	—	—	3,238
Stock-based compensation expense	—	—	24,710	—	—	24,710
Other comprehensive income	—	—	—	829	—	829
Net loss	—	—	—	—	(66,065)	(66,065)
Balance as of September 30, 2022	455,453,036	$45	$2,167,968	$1,632	$(1,350,325)	$819,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(179,894)	$(155,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,714	16,747
Amortization and impairment of internal-use software	2,514	2,078
Stock-based compensation expense	74,840	59,430
Loss (gain) on disposal of property and equipment	(5)	4
Loss on disposition of Lemonaid Health Limited	2,026	—
Other operating activities	(504)	—
Changes in operating assets and liabilities:
Accounts receivable, net (includes related party amounts of $19 and $(50,001) for the six months ended September 30, 2023 and 2022, respectively)	396	(49,502)
Inventories	(4,733)	(3,017)
Deferred cost of revenue	(406)	914
Prepaid expenses and other current assets	(2,433)	4,899
Operating lease right-of-use assets	3,529	3,689
Other assets	664	(834)
Accounts payable (includes related party amounts of $(3,186) and $(8,915) for the six months ended September 30, 2023 and 2022, respectively)	(3,951)	(26,968)
Accrued expenses and other current liabilities (includes related party amounts of $4,993 and $(3,009) for the six months ended September 30, 2023 and 2022, respectively)	(5,674)	(10,367)
Deferred revenue (includes related party amounts of $(11,753) and $26,812 for the six months ended September 30, 2023 and 2022, respectively)	(22,237)	18,984
Operating lease liabilities	(4,255)	(4,426)
Other liabilities	(65)	(2,008)
Net cash used in operating activities	(126,474)	(145,974)
Cash flows from investing activities:
Purchases of property and equipment	(715)	(1,945)
Proceeds from sale of property and equipment	5	2
Capitalized internal-use software costs	(4,758)	(3,008)
Net cash used in investing activities	(5,468)	(4,951)
Cash flows from financing activities:
Proceeds from exercise of stock options	473	3,944
Proceeds from issuance of common stock under employee stock purchase plan	1,411	3,238
Payments of deferred offering costs	(263)	—
Payments for taxes related to net share settlement of equity awards	(142)	—
Net cash provided by financing activities	1,479	7,182
Effect of exchange rates on cash and cash equivalents	—	1,452
Net decrease in cash, cash equivalents and restricted cash	(130,463)	(142,291)
Cash, cash equivalents and restricted cash—beginning of period	395,222	561,755
Cash, cash equivalents and restricted cash—end of period	$264,759	$419,464
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$26	$762
Stock-based compensation capitalized for internal-use software costs	$2,089	$1,320
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$256,386	$410,891
Restricted cash, current	1,399	1,599
Restricted cash, noncurrent	6,974	6,974
Total cash, cash equivalents and restricted cash	$264,759	$419,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Description of Business

23andMe Holding Co. (the “Company” or “23andMe”) is dedicated to helping people access, understand, and benefit from the human genome. The Company is building the leading direct-to-consumer precision medicine platform that powers its genetics-driven therapeutics and research business.

The Company is dedicated to empowering customers to live healthier lives by providing consumers direct access to their genetic information and digital access to affordable, personalized healthcare through the Lemonaid Health, Inc. (“Lemonaid Health”) platform.

The Company pioneered direct-to-consumer genetic testing, giving consumers unique, personalized information about their genetic health risks, ancestry, and traits. It was the first company to obtain Food and Drug Administration (“FDA”) authorization for a direct-to-consumer genetic test, and it is the only company to have FDA authorization, clearance, or an exemption from premarket notification for all of the carrier status, genetic health risk, cancer predisposition, and pharmacogenetics reports that the Company offers to customers.

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

For the three and six months ended September 30, 2023 and 2022, the Company’s operations were primarily in the United States. The Company had immaterial operations in the United Kingdom (“U.K.”) prior to the disposition of its U.K. subsidiary on August 1, 2023.

There have been no material changes to the Company’s significant accounting policies during the six months ended September 30, 2023, as compared to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Unaudited Interim Condensed Consolidated Financial Information

The accompanying interim condensed consolidated financial statements as of September 30, 2023 and for the three and six months ended September 30, 2023 and 2022 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the fiscal year ended March 31, 2023 (the “audited consolidated financial statements”) that were included in the Company’s Annual Report on Form 10-K filed with the SEC on May 25, 2023. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and its condensed consolidated results of operations and cash flows for the six months ended September 30, 2023 and 2022. The results of operations for the three and six months ended September 30, 2023 are not necessarily indicative of the results expected for the year ending March 31, 2024 or any other future interim or annual periods.

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

Concentration of Supplier Risk

Certain of the raw materials, components, and equipment associated with the deoxyribonucleic acid (“DNA”) microarrays and Kits used by the Company in the delivery of its services are available only from third-party suppliers. The Company also relies on a third-party laboratory service for the processing of its customer samples. Shortages and slowdowns could occur in these essential materials, components, equipment, and laboratory services due to an interruption of supply or increased demand in the industry. If the Company were unable to procure certain materials, components, equipment, or laboratory services at acceptable prices, it would be required to reduce its laboratory operations, which could have a material adverse effect on its results of operations.

A single supplier accounted for 100% of the Company’s total purchases of microarrays and a separate single supplier accounted for 100% of the Company’s total purchases of Kits for the three and six months ended September 30, 2023 and 2022. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three and six months ended September 30, 2023 and 2022.

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

Significant customer information is as follows:

	September 30, 2023	March 31, 2023
Percentage of accounts receivable:
Customer C (1)	83%	69%
Customer F	13%	27%

(1)
Customer C is a reseller.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Percentage of revenue:
Customer C (1)	26%	23%	21%	19%
Customer B	*	20%	11%	17%

* less than 10%

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

Liquidity

The Company’s operations have been financed primarily through the sales of equity securities and revenue from sales of PGS, telehealth, and research services. During fiscal 2022, the Company received gross proceeds of $309.7 million from the Merger and $250.0 million from the PIPE investment consummated in connection with the Merger. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future due to the investments it intends to continue to make in research and development, along with general and administrative, and sales and marketing, expenses incurred to capitalize on market opportunities and drive long-term growth. The Company may require additional financing to fund operations to meet its business plan. The Company’s ability to obtain additional financing depends on a number of factors, including, but not limited to, the market price of the Company’s Class A common stock, the availability and cost of additional equity capital, the Company’s ability to retain the listing of its Class A common stock on The Nasdaq Stock Market, and the general economic and industry conditions affecting the availability and cost of capital.

As of September 30, 2023, the Company had cash and cash equivalents of $256.4 million. Based on current cash resources and the implementation of the previously-disclosed reductions in force in June 2023 and August 2023, the Company believes its cash and cash equivalents will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the issuance of these condensed consolidated financial statements. Management considers that there are no conditions or events in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date the condensed consolidated financial statements are issued.

3. Revenue

Disaggregation of Revenue

The following table presents revenue by category:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
Point in Time (1)
PGS	$34,202	68%	$40,110	53%	$65,961	59%	$79,800	57%
Telehealth	6,872	14%	9,171	12%	15,157	14%	18,532	13%
Consumer services	41,074	82%	49,281	65%	81,118	73%	98,332	70%
Research services	—	—	—	—	2,353	2%	—	—
Total	$41,074	82%	$49,281	65%	$83,471	75%	$98,332	70%

Over Time (1)
PGS	$5,400	11%	$4,731	7%	$10,670	10%	$9,216	6%
Telehealth	2,184	4%	2,497	3%	4,423	4%	5,020	4%
Consumer services	7,584	15%	7,228	10%	15,093	14%	14,236	10%
Research services	1,341	3%	19,150	25%	12,299	11%	27,604	20%
Total	$8,925	18%	$26,378	35%	$27,392	25%	$41,840	30%

Revenue by Category (1)
PGS	$39,602	79%	$44,841	60%	$76,631	69%	$89,016	63%
Telehealth	9,056	18%	11,668	15%	19,580	18%	23,552	17%
Consumer services	48,658	97%	56,509	75%	96,211	87%	112,568	80%
Research services	1,341	3%	19,150	25%	14,652	13%	27,604	20%
Total	$49,999	100%	$75,659	100%	$110,863	100%	$140,172	100%

(1)
There was no Therapeutics revenue for the three and six months ended September 30, 2023 and 2022.

The following table summarizes revenue by region based on the shipping address of customers or the location where the services are delivered:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$42,185	84%	$52,546	69%	$85,511	77%	$100,655	72%
United Kingdom	4,163	8%	19,030	25%	18,518	17%	31,004	22%
Canada	2,558	5%	2,839	4%	4,728	4%	5,878	4%
Other regions	1,093	3%	1,244	2%	2,106	2%	2,635	2%
Total	$49,999	100%	$75,659	100%	$110,863	100%	$140,172	100%

Breakage Revenue

The Company sells through multiple channels, including direct-to-consumer via the Company’s website and through online retailers. If the customer does not return the Kit for processing, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. The Company recognized breakage revenue from unreturned Kits of $4.3 million and $6.0 million for the three months ended September 30, 2023 and 2022, respectively, and $8.9 million and $11.0 million for the six months ended September 30, 2023 and 2022, respectively.

Contract Balances

Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The amount of contract assets was immaterial as of September 30, 2023 and March 31, 2023.

Contract liabilities consist of deferred revenue. As of September 30, 2023 and March 31, 2023, deferred revenue for consumer services was $39.2 million and $48.6 million, respectively. Of the $48.6 million of deferred revenue for consumer services as of March 31, 2023, the Company recognized $8.9 million and $31.4 million as revenue during the three and six months ended September 30, 2023, respectively.

As of September 30, 2023 and March 31, 2023, deferred revenue for research services was $1.1 million and $14.0 million, respectively. As of March 31, 2023, deferred revenue for research services included $11.8 million of related party deferred revenue. There was no related party deferred revenue as of September 30, 2023. Of the $14.0 million of deferred revenue for research services as of March 31, 2023, the Company recognized $1.2 million and $13.6 million as revenue during the three and six months ended September 30, 2023, respectively, which included related party revenue amounts of $1.1 million and $11.8 million, respectively.

Remaining Performance Obligations

The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) to not disclose the value of unsatisfied performance obligations for PGS and telehealth as those contracts have an expected length of one year or less. As of September 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $2.9 million. The Company expects to recognize revenue of approximately 75% of this amount over the next 12 months and the remainder thereafter. During the three and six months ended September 30, 2023 and 2022, the Company did not recognize any revenue for performance obligations satisfied in prior periods.

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

The Company concluded that GSK is considered a customer. Therefore, the Company has applied the guidance in ASC 606 to account for and present consideration received from GSK related to research services provided by the Company. The Company’s activities under the GSK Agreement, which included reporting, drug target discovery, and joint steering committee participation, represented one combined performance obligation to deliver research services. In addition, the GSK Agreement, along with subsequent amendments, provided GSK the right to include certain identified pre-existing Company programs in the collaboration at GSK’s election, each of which was considered distinct from the research services. The Company recognized research services revenue related to the GSK Agreement as the performance obligation was satisfied using an input method to measure progress. The Company believes that actual hours incurred relative to projected hours was the most accurate measurement of progress for the input method.

Prior to the expiration of the GSK Agreement, drug targets were identified for inclusion in the collaboration during the performance of research services. Cost sharing related to the performance of research services was recorded when incurred within cost of revenue in the Consumer and Research Services segment.

For drug targets that had been identified for inclusion in the collaboration, the Company and GSK continue to equally share in the costs of further research, development, and commercialization of identified targets under the GSK Agreement, subject to certain rights of either party to opt-out of funding at certain predetermined development milestones. These cost-sharing charges for costs incurred subsequent to the identification of drug targets have been included in research and development expense on the condensed consolidated statements of operations and comprehensive loss during the period incurred. The Company may also share in the net profits or losses of products that are commercialized pursuant to the collaboration or receive royalties on products which are successfully commercialized.

The Company recognized research services revenue related to the GSK Agreement of $1.1 million and $14.9 million during the three months ended September 30, 2023 and 2022, respectively, and $11.8 million and $23.2 million during the six months ended September 30, 2023 and 2022, respectively. As of March 31, 2023, the Company had deferred revenue, all of which was current, related to the GSK Agreement of $11.8 million. As of September 30, 2023, the Company did not have any deferred revenue related to the GSK Agreement. Cost-sharing amounts incurred prior to the identification of targets included in cost of revenue were immaterial for each of the three months ended September 30, 2023 and 2022 and each of the six months ended September 30, 2023 and 2022. Cost-sharing amounts incurred subsequent to the identification of targets, included in research and development expenses, were $4.9 million and $2.7 million during the three months ended September 30, 2023 and 2022, respectively, and $8.2 million and $6.3 million during the six months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and March 31, 2023, the Company had $13.7 million and $11.9 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within accounts payable and accrued expenses and other current liabilities on the condensed consolidated balance sheets.

GSK’s affiliate, Glaxo Group Limited, held shares of the Company’s Class B common stock representing approximately 20.0% and 20.1% of the Company’s combined voting power as of September 30, 2023 and March 31, 2023, respectively; therefore, GSK is considered as a related party to the Company.

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

Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM (as defined below). These amounts are included in Unallocated Corporate in the reconciliations below. The chief operating decision-maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM evaluates the performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: changes in fair value of warrant liabilities and litigation settlements, gains or losses on dispositions of subsidiaries, and transaction-related costs, if applicable for the periods presented.

Adjusted EBITDA is a key measure used by the Company’s management and Board of Directors to understand and evaluate the Company’s operating performance and trends, to prepare and approve the annual budget, and to develop short-term and long-term operating plans.

The Company’s revenue and Adjusted EBITDA by segment is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Segment Revenue: (1)
Consumer and Research Services	$49,999	$75,659	$110,863	$140,172
Total revenue	$49,999	$75,659	$110,863	$140,172
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(6,673)	$2,324	$(12,275)	$(14,673)
Therapeutics Adjusted EBITDA	(26,224)	(18,663)	(57,363)	(37,128)
Unallocated Corporate (2)	(12,156)	(13,316)	(25,215)	(27,568)
Total Adjusted EBITDA	$(45,053)	$(29,655)	$(94,853)	$(79,369)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(75,270)	$(66,065)	$(179,894)	$(155,597)
Adjustments:
Interest income, net	(3,752)	(1,392)	(8,059)	(1,637)
Other (income) expense, net	(145)	687	(477)	1,122
Provision for (benefit from) income taxes	36	(1,271)	36	(1,525)
Depreciation and amortization	4,474	5,152	8,951	10,256
Amortization of acquired intangible assets	3,638	4,267	7,277	8,582
Stock-based compensation expense	23,741	28,967	74,840	59,430
Loss on disposition of Lemonaid Health Limited and transaction-related costs (3)	2,127	—	2,375	—
Litigation settlement cost	98	—	98	—
Total Adjusted EBITDA	$(45,053)	$(29,655)	$(94,853)	$(79,369)

(1)
There was no Therapeutics revenue for the three and six months ended September 30, 2023 and 2022.
(2)
Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(3)
Refer to Note 17, “Disposition of Subsidiary” for additional information.

Customers accounting for 10% or more of segment revenues were as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
	(in thousands)				(in thousands)
Consumer and Research Services Segment Revenue:
Customer C (1) (2)	$13,040	26%	$17,057	23%	$22,751	21%	$26,684	19%
Customer B (3)	*	*	$14,925	20%	$11,753	11%	$23,190	17%

* less than 10%

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the VIEs after elimination of intercompany transactions were not material as of September 30, 2023 and March 31, 2023. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $8.5 million and $10.4 million for the three months ended September 30, 2023 and 2022, respectively, and $17.5 million and $21.1 million for the six months ended September 30, 2023 and 2022, respectively. Net loss attributable to the VIEs included on the condensed consolidated statements of operations and comprehensive loss was $3.3 million and $1.7 million for the three months ended September 30, 2023 and 2022, respectively, and $5.8 million and $2.1 million for the six months ended September 30, 2023 and 2022, respectively.

7. Fair Value Measurements

Recurring Fair Value Measurements

The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date as of September 30, 2023 and March 31, 2023.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2023 and March 31, 2023:

	September 30, 2023				March 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Money market funds	$252,000	$252,000	$—	$—	$372,000	$372,000	$—	$—
Total financial assets	$252,000	$252,000	$—	$—	$372,000	$372,000	$—	$—

Cash equivalents consist primarily of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

The Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value during the six months ended September 30, 2023 and the fiscal year ended March 31, 2023.

Nonrecurring Fair Value Measurements

Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. During fiscal 2023, the Company recorded a $10.0 million impairment charge to write down the value of the U.K. partnership acquired intangible asset to its estimated fair value. There were no impairment charges during the three and six months ended September 30, 2023 and 2022.

8. Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2023	March 31, 2023
	(in thousands)
Computer and software	$9,993	$10,376
Laboratory equipment and software	52,803	52,785
Furniture and office equipment	8,963	8,946
Leasehold improvements	40,955	40,964
Capitalized asset retirement obligations	853	853
Property and equipment, gross	113,567	113,924
Less: accumulated depreciation and amortization	(80,762)	(75,316)
Property and equipment, net	$32,805	$38,608

Depreciation and amortization expense was $3.0 million and $3.9 million for the three months ended September 30, 2023 and 2022, respectively, and $6.0 million and $7.8 million for the six months ended September 30, 2023 and 2022, respectively.

Internal-Use Software, Net

Internal-use software, net consisted of the following:

	September 30, 2023	March 31, 2023
	(in thousands)
Capitalized internal-use software	$30,901	$25,180
Less: accumulated amortization	(11,930)	(9,519)
Internal-use software, net	$18,971	$15,661

The Company capitalized $3.4 million and $2.4 million in internal-use software during the three months ended September 30, 2023 and 2022, respectively, and $6.8 million and $4.3 million in internal-use software during the six months ended September 30, 2023 and 2022, respectively. In addition, the Company wrote off $1.1 million of internal-use software in the three months ended September 30, 2023 related to the disposition of Lemonaid Health Limited, refer to Note 17 — “Disposition of Subsidiary” for additional information.

Amortization and impairment of internal-use software was $1.3 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $2.5 million for each of the six months ended September 30, 2023 and 2022.

Intangible Assets, Net

Intangible assets, net consisted of the following:

	September 30, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.1	$14,900	$(14,279)	$621
Partnerships	8.1	9,000	(1,725)	7,275
Trademark	3.1	11,000	(4,217)	6,783
Developed technology	5.1	24,100	(6,599)	17,501
Non-compete agreements	3.1	2,800	(1,073)	1,727
Patents	5.0	5,500	(1,572)	3,928
Total intangible assets		$67,300	$(29,465)	$37,835

	March 31, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.6	$14,900	$(10,554)	$—	$—	$4,346
Partnerships	8.6	23,200	(4,385)	(9,968)	(1,122)	7,725
Trademark	3.6	11,000	(3,117)	—	—	7,883
Developed technology	5.6	24,100	(4,877)	—	—	19,223
Non-compete agreements	3.6	2,800	(793)	—	—	2,007
Patents	5.5	5,500	(1,164)	—	—	4,336
Total intangible assets		$81,500	$(24,890)	$(9,968)	$(1,122)	$45,520

Amortization expense for intangible assets was $3.8 million and $4.5 million for the three months ended September 30, 2023 and 2022, respectively, and $7.7 million and $9.0 million for the six months ended September 30, 2023 and 2022, respectively.

During the third quarter of fiscal 2023, due to decreased revenue associated with a delayed product launch and margin forecasts for the U.K. partnership business, the Company performed an interim quantitative impairment test for the U.K. partnership asset group as of December 31, 2022. The fair value of the asset group was calculated using a discounted cash flow and was determined to be lower than its carrying value. As a result, the Company recorded a $10.0 million impairment charge to write down the value of the partnership intangible asset to its estimated fair value. The charge was recorded within sales and marketing expenses in its Consumer and Research Services segment in the condensed consolidated statements of operations and comprehensive loss during the third quarter of fiscal 2023. There was no impairment to intangible assets during the three and six months ended September 30, 2023 and 2022.

Estimated future amortization expense of the identified intangible assets as of September 30, 2023 was as follows:

Estimated Amortization
(in thousands)
Fiscal years ending March 31,
Remainder of 2024 (Remaining six months)	$4,581
2025	7,919
2026	7,919
2027	6,769
2028	5,006
Thereafter	5,641
Total estimated future amortization expense	$37,835

Accrued Expense and Other Current Liabilities

Accrued expense and other current liabilities consisted of the following:

	September 30, 2023	March 31, 2023
	(in thousands)
Accrued payables	$8,590	$17,030
Accrued compensation and benefits	11,693	14,737
Accrued bonus	8,335	21,600
Accrued clinical expenses	15,195	11,707
Accrued taxes and other	873	1,356
Total accrued expenses and other current liabilities	$44,686	$66,430

9. Restructuring

In June 2023, the Company approved a reduction in force intended to restructure and strategically align its workforce with the Company’s strategy and to reduce the Company’s operating costs, primarily in the Consumer and Research Services segment. In August 2023, the Company approved a reduction in force primarily intended to restructure and strategically align the Therapeutics workforce. As a result, during the three and six months ended September 30, 2023, the Company recorded restructuring charges of $2.7 million and $6.9, respectively, within restructuring and other charges in the condensed consolidated statements of operations, of which $2.7 million and $6.3 million, respectively, was related to cash severance payments and benefits continuation. During the three months ended June 30, 2023, the Company recorded $0.6 million of non-cash stock compensation to restructuring charges. The Company did not record non-cash stock-compensation to restructuring charges during the three months ended September 30, 2023. These restructuring charges were primarily related to the Research Services and Therapeutics segments.

The following table shows the total amount incurred and accrued related to one-time employee termination benefits:

One-Time Employee Termination Benefits
(in thousands)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2023	$—
Restructuring charges incurred during the period	6,871
Amounts paid during the period	(5,939)
Accrued restructuring costs included in accrued expenses and other current liabilities as of September 30, 2023	$932

The Company does not expect to incur any further material expenses in connection with the reduction in force events that occurred in June 2023 and August 2023.

10. Leases

The Company has entered into operating leases for its corporate offices, lab facilities, and storage spaces, with remaining contractual periods ranging from 2.3 years to 7.8 years. For the Company’s facility in Sunnyvale, California, there is an option to extend the lease for a period of seven years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in its right-of-use (“ROU”) assets and lease liabilities as of September 30, 2023. The Company did not have any finance leases for all the periods presented.

For each of the three months ended September 30, 2023 and 2022, the Company recorded operating lease costs of $3.4 million and variable operating lease costs of $1.2 million. For the six months ended September 30, 2023 and 2022, the Company recorded operating lease costs of $6.8 million and $6.7 million, respectively, and variable operating lease costs of $2.5 million and $2.7 million, respectively.

As of September 30, 2023, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were as follows:

September 30, 2023
(in thousands)
Fiscal years ending March 31,
Remainder of 2024 (Remaining six months)	$6,333
2025	15,474
2026	15,946
2027	15,472
2028	11,666
Thereafter	41,429
Total future operating lease payments	106,320
Less: imputed interest	(25,271)
Total operating lease liabilities	$81,049

11. Commitments and Contingencies

Non-cancelable Purchase Obligations

In the normal course of business, the Company enters into agreements containing non-cancelable purchase commitments for goods or services with various parties. As of September 30, 2023, the Company had a total of $21.8 million in outstanding non-cancelable purchase obligations with a term of 12 months or longer.

Legal Matters

The Company is subject to certain routine legal and regulatory proceedings, as well as demands and claims that arise in the normal course of business. Certain conditions may exist as of the date that the consolidated financial statements are issued, which may result in a loss to the Company, but will only be recorded when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against and by the Company or unasserted claims that may result in such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought. As of the date of this Form 10-Q, management was not aware of any matters that are reasonably likely to have a material adverse impact on the Company’s business, financial position, results of operations, or cash flows.

Indemnification

The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, collaborators, landlords, vendors, and contractors. Pursuant to these arrangements, the Company agrees to indemnify, defend, and hold harmless the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the fair value of these provisions is not material. The Company maintains insurance, including commercial general liability insurance and product liability insurance, to offset certain potential liabilities under these indemnification provisions. In addition, the Company indemnifies its officers, directors, and certain key employees against claims made with respect to matters that arise while they are serving in their respective capacities as such, subject to certain limitations set forth under applicable law, the Company’s Bylaws, and applicable indemnification agreements. As of September 30, 2023, the Company was not aware of any known events or circumstances that have resulted in a material claim related to these indemnification obligations.

12. Stockholders’ Equity

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

Earn-Out Shares

As of September 30, 2023 and March 31, 2023, the Class A common stock included 3,814,125 shares held by VGAC founders (“Earn-Out Shares”) that are subject to a lock-up of seven years from the Closing Date. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period, and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of September 30, 2023, the Company did not meet any earn out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505, Equity.

Reserve for Issuance

The Company has the following shares of Class A common stock reserved for future issuance, on an as-if-converted basis:

	September 30,	March 31,
	2023	2023
Outstanding stock options	75,637,943	68,050,752
Outstanding restricted stock units	40,751,261	26,562,566
Remaining shares available for future issuance under Amended and Restated 2021 Incentive Equity Plan	93,024,795	55,922,182
Remaining shares available for future issuance under Employee Stock Purchase Plan	11,839,766	13,349,302
Total shares of common stock reserved	221,253,765	163,884,802

At-the-Market (“ATM”) Offering

On February 6, 2023, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen” or the “Agent”), pursuant to which the Company may sell through the Agent, as the Company’s sales agent, from time to time, at the Company’s option, up to $150 million in aggregate principal amount of an indeterminate amount of shares (the “ATM Shares”) of the Company’s Class A common stock. Subject to the terms of the Sales Agreement, the Agent will use reasonable efforts to sell the ATM Shares from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions the Company may impose), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and pursuant to, and only upon the effectiveness of, the Shelf Registration Statement. The Company will pay the Agent a commission of 3.0% of the gross proceeds from the sales of the ATM Shares, if any. The Company has also agreed to provide the Agent with customary indemnification and contribution rights. The offering of the ATM Shares will terminate upon the earliest of (a) the sale of the maximum number or amount of the ATM Shares permitted to be sold under the Sales Agreement and (b) the termination of the Sales Agreement by the parties thereto. While the Company cannot provide any assurances that it will sell any ATM Shares pursuant to the Sales Agreement, the Company expects to use the net proceeds from the sale of securities under the Sales Agreement, if any, for general corporate purposes, including working capital requirements and operating expenses; the Company, however, has not allocated the net proceeds for specific purposes. As of September 30, 2023, the Company had not made any sales under the Sales Agreement.

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

On September 6, 2023 (the “Effective Date”), the Company’s stockholders approved the 23andMe Holding Co. Amended and Restated 2021 Incentive Equity Plan (the “A&R Plan”). The terms of the A&R Plan replace the existing terms of the 2021 Plan. The A&R Plan was adopted to, among other things, (i) increase the number of shares authorized for issuance by 75,000,000 shares of Class A common stock of the Company, (ii) increase the percentage of shares that may automatically be added on an annual basis to the number of authorized shares from 3% to 5%, (iii) increase the individual annual compensation limit for non-employee directors from $300,000 to $400,000 and to provide that the limit applies on a fiscal-year basis, (iv) revise what constitutes a change of control of the Company, (v) add additional performance measures, and (vi) implement certain other modifications and clarifications as set forth in the A&R Plan. The maximum aggregate number of shares of Class A common stock that may be issued under the A&R Plan with respect to awards granted on or after the Effective Date is the sum of (i) 75,000,000 shares of Class A common stock, (ii) any shares of Class A common stock that remain available for awards under the 2021 Plan as of the Effective Date, and (iii) any shares of Class A common stock subject to outstanding awards under the 2021 Plan as of the Effective Date that are payable in shares and that expire, are forfeited, or are otherwise terminated without having been exercised, vested, or settled in full, or are paid in cash, as applicable, on or after the Effective Date, subject to adjustment as described in the A&R Plan. As of September 30, 2023, 209,413,999 shares of the Company’s Class A common stock remained available for future issuance under the A&R Plan.

Options under the A&R Plan have a contractual life of up to ten years. The exercise price of a stock option shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. For Incentive Stock Options (“ISO”) as defined in the Internal Revenue Code of 1986, as amended (the “Code”), the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant as determined by the Board of Directors. The Company’s options generally vest over three to four years. Under the A&R Plan, stock option awards entitle the holder to receive one share of Class A common stock for every option exercised.

Under the A&R Plan, RSUs may be granted to employees, non-employee directors and consultants. The RSUs generally vest ratably over a period ranging from one to four years and are subject to the participant’s continuing service to the Company over that period, except for the RSUs issued under the 2022 AIP as discussed below, which vest immediately upon issuance. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.

In February 2022, the Compensation Committee of the Company’s Board of Directors adopted a RSU conversion and deferral program for non-employee directors. The purpose of the program is to provide non-employee directors with the option to convert all or a portion of their cash compensation into a RSU award under the A&R Plan and the opportunity to defer settlement of all or a portion of their RSU awards. As of September 30, 2023, four non-employee directors had elected to convert all of their cash compensation into RSU awards, and two non-employee directors had elected to defer settlement of their RSU awards under the program.

On June 9, 2022, the Compensation Committee of the Company’s Board of Directors adopted an Annual Incentive Plan (the “2022 AIP”), pursuant to which, beginning in fiscal 2023, which began on April 1, 2022, employees and certain service providers of 23andMe, Inc. and its affiliates were eligible to receive annual incentive bonuses in the form of cash or RSUs issued by the Company under the A&R Plan, based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics. On June 5, 2023, the fiscal 2023 annual incentive bonuses were paid in the form of RSUs based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics and as determined by the Compensation Committee of the Company’s Board of Directors. The number of RSUs granted was determined by dividing the dollar amount of the 2022 AIP annual incentive bonuses for fiscal 2023 by the trailing average closing price of the Company’s Class A common stock for the 20 days preceding the date of payment, resulting in the grant of 8,961,053 shares underlying fully-vested RSUs.

The Company accounts for the RSUs issued under the 2022 AIP (the “2022 AIP RSUs”) as liability awards, and adjusts the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. The Company recorded stock-based compensation expense of $2.4 million and $4.8 million related to the 2022 AIP RSUs for the three months ended September 30, 2023 and 2022, respectively, and $6.8 million and $9.7 million related to the 2022 AIP RSUs for the six months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and March 31, 2023, the liability of the 2022 AIP RSUs was $8.0 million and $18.9 million, respectively, which was included in other current liabilities on the condensed consolidated balance sheet.

Stock Option Activity

Stock option activity and activity regarding shares available for grant under the A&R Plan are as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, years, and per share data)
Balance as of March 31, 2023	68,050,752	$4.20	6.0	$10,621
Granted	13,097,016	$1.25
Exercised	(1,009,279)	$0.47
Canceled/forfeited/expired	(4,500,546)	$4.85
Balance as of September 30, 2023	75,637,943	$3.70	6.0	$2,086
Vested and exercisable as of September 30, 2023	49,157,358	$4.23	4.6	$1,661

The weighted average grant date fair value per share of options granted was $0.87 and $2.54 for the six months ended September 30, 2023 and 2022, respectively. The total intrinsic value of vested options exercised for the six months ended September 30, 2023 and 2022 was $1.0 million and $4.1 million, respectively. As of September 30, 2023, unrecognized stock-based compensation expense related to unvested stock options was $82.5 million, which is expected to be recognized over a weighted-average period of 2.6 years. Due to a valuation allowance on deferred tax assets, the Company did not recognize any tax benefit from stock option exercises for the three and six months ended September 30, 2023 and 2022.

The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The weighted average Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
	Min	Max	Min	Max	Min	Max	Min	Max
Expected term (years)	5.8	6.0	6.0	6.0	5.8	6.0	6.0	6.8
Expected volatility	78%	79%	78%	81%	78%	79%	76%	81%
Risk-free interest rate	4.4%	4.4%	2.9%	3.6%	3.6%	4.4%	2.8%	3.6%
Expected dividend yield	—	—	—	—	—	—	—	—

Restricted Stock Units

The following table summarizes the RSU activity under the equity incentive plans and related information:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2023	26,562,566	$4.73
Granted	37,261,482	$1.96
Vested	(15,190,229)	$2.95
Canceled/forfeited	(7,882,558)	$3.54
Balance as of September 30, 2023	40,751,261	$3.10

As of September 30, 2023, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $103.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.

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

The employment of one of the Former Lemonaid Officers terminated as of June 30, 2023, which resulted in $22.0 million of related stock-based compensation expense recognized during the six months ended September 30, 2023 within general and administrative expenses.

The Company recognized total stock-based compensation expense related to these awards of $0.4 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively, and $25.1 million and $5.5 million for the six months ended September 30, 2023 and 2022, respectively, within general and administrative expenses.

On November 1, 2023, the employment of the other Former Lemonaid Officer terminated. As a result, stock-based compensation expense associated with the relinquishment agreements of $3.1 million will be recognized during the third quarter of fiscal 2024 within general and administrative expenses.

Employee Stock Purchase Plan

On June 10, 2021, the shareholders of VGAC approved the 23andMe Holding Co. Employee Stock Purchase Plan (“ESPP”). A total of 11,420,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. Pursuant to the terms of the ESPP, the number of shares of the Company’s Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023, by the lesser of (i) an amount equal to one percent (1.0%) of the total number of shares of Class A and Class B common stock outstanding as of the last day of the immediately preceding December 31st, (ii) 5,000,000 shares, or (iii) a lesser number of shares as determined by the Board of Directors in its discretion. As of September 30, 2023, 4,151,849 shares of the Company’s Class A common stock have been issued and 11,839,766 shares remained available for future issuance under the ESPP.

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

The Company estimated the fair value of ESPP granted using the Black-Scholes option-pricing model. The fair value of ESPP is being amortized on a straight-line basis over the requisite service period, which is the withholding period. The weighted average Black-Scholes assumptions used to value ESPP at the grant dates are as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
	Min	Max	Min	Max	Min	Max	Min	Max
Expected term (years)	0.5	1.0	0.5	1.0	0.5	1.0	0.5	1.0
Expected volatility	67%	73%	98%	109%	67%	73%	98%	109%
Risk-free interest rate	5.4%	5.5%	3.3%	3.5%	5.4%	5.5%	3.3%	3.5%
Expected dividend yield	—	—	—	—	—	—	—	—

Stock-Based Compensation

Total stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, was included in costs and expenses as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Cost of revenue	$1,497	$2,413	$3,969	$5,740
Research and development	10,938	12,003	22,630	24,079
Sales and marketing	2,016	2,003	3,734	4,892
General and administrative (1)	9,290	12,548	43,866	24,719
Restructuring and other charges	—	—	641	—
Total stock-based compensation expense	$23,741	$28,967	$74,840	$59,430

(1)
Includes $22.0 million of stock-based compensation expense related to the termination of a Former Lemonaid Officer during the six months ended September 30, 2023.

14. Net Loss Per Share Attributable to Common Stockholders

The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A common stock and Class B common stock under the two-class method.

No dividends were declared or paid for the three and six months ended September 30, 2023 and 2022.

The Company’s stock options, RSUs, restricted stock awards subject to vesting, and estimated shares to be issued under the ESPP are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.

Net loss attributable to common stockholders was equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)				(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(48,699)	$(26,571)	$(38,067)	$(27,999)	$(115,546)	$(64,348)	$(87,069)	$(68,529)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	307,225,596	167,632,670	259,230,808	190,668,729	300,973,789	167,618,220	250,807,903	197,403,805
Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(0.16)	$(0.15)	$(0.15)	$(0.38)	$(0.38)	$(0.35)	$(0.35)

The potential shares of Class A common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Outstanding stock options	75,637,943	69,845,695	75,637,943	69,845,695
Restricted stock units	40,725,010	24,961,669	40,725,010	24,961,669
Shares subject to vesting	301,314	3,044,461	301,314	3,044,461
ESPP	5,662,218	2,863,702	5,662,218	2,863,702
Total	122,326,485	100,715,527	122,326,485	100,715,527

There were no potential shares of Class B common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented.

15. Retirement Benefit Plans

The Company has established a 401(k) retirement plan that allows participating employees in the U.S. to contribute as defined by the plan and is subject to limitations under Section 401(k) of the Code. The Company matches the greater of 100% of the first 2% or 100% of the first $2,300 (subject to annual compensation and contribution limits) of employee contributions. The Company recognized matching contributions cost of $0.5 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, and $1.4 million and $1.2 million for the six months ended September 30, 2023 and 2022, respectively.

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

An immaterial tax provision and a tax benefit of $1.3 million was recognized for the three months ended September 30, 2023 and 2022, respectively, and an immaterial tax provision and a tax benefit of $1.6 million was recognized for the six months ended September 30, 2023 and 2022, respectively. The provision and benefit from income taxes is reflected on the condensed consolidated statements of operations and comprehensive loss for the periods. The Company continues to maintain a full valuation allowance on the remaining net deferred tax assets of the U.S. entities as it is more likely than not that the Company will not realize the deferred tax assets. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.

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

17. Disposition of Subsidiary

Disposition of Lemonaid Health Limited

On August 1, 2023, the Company completed the sale of Lemonaid Health Limited, its wholly-owned, indirect U.K. subsidiary. Lemonaid Health Limited was not a significant subsidiary, and the disposition of Lemonaid Health Limited did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for Lemonaid Health Limited were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements.” During the three and six months ended September 30, 2023, the Company recorded $2.1 million and $2.4 million, respectively, of loss on the disposition of Lemonaid Health Limited and transaction-related costs within general and administrative expenses. The Company does not expect to incur any further material expenses in connection with the disposition.

18. Subsequent Events

Cyber Security Incident

On October 10, 2023, the Company reported that certain profile information, which a customer creates and chooses to share with their genetic relatives in the DNA Relatives feature, was accessed from individual 23andMe.com accounts without the account users’ authorization (the “incident”). While the Company’s investigation is ongoing, it appears an unauthorized third party downloaded a file that included the data points of various users’ DNA Relatives profiles, and then created posts on other websites with links containing such information where other third parties could download this information. As of the filing date of this Quarterly Report on Form 10-Q, it is unclear who and how many third parties may download this information from such posts. Based on the Company’s investigation as of the filing date of this Quarterly Report on Form 10-Q, the Company does not have any indication at this time that there has been a data security incident within its systems, or that it was the source of the account credentials used in these attacks. As of the filing date of this Quarterly Report on Form 10-Q, the Company believes that the threat actor was able to access certain accounts in instances usernames and passwords that were used on 23andMe.com were the same as those used on other websites that had been previously compromised or otherwise available. The Company’s investigation into this matter is ongoing, and it is still discerning the implications of the incident. As of the filing of this Quarterly Report on Form 10-Q, as a result of this incident, multiple class action claims have been filed against the Company in federal and state court in California, as well as in British Columbia, which the Company is defending. These cases are at an early stage, and the Company cannot predict the outcome. The Company is also assessing its response to notices filed by consumers under the California Consumer Privacy Act and to inquiries from various governmental officials and agencies. The full scope of the costs and related impacts of this incident and the related litigation, including, without limitation, the availability of insurance to offset some of these costs, cannot be estimated at this time.

Amendment to GSK Agreement

On October 27, 2023, the Company entered into an amendment to the GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data of the Company’s database (the “New Data”), as well as access to certain Company research services with respect to such New Data. The Company will receive a $20.0 million data access fee in two installments consisting of (i) $5.0 million following the execution of the 2023 GSK Amendment and (ii) the remaining $15.0 million after the date on which GSK receives the New Data from the Company, which is expected to be delivered by December 1, 2023. The New Data license will expire one year after GSK provides the Company with a notice that GSK is ready to use the New Data (notice is anticipated no later than September 30, 2024), unless the parties enter into a separate extension agreement. The 2023 GSK Amendment also enables the Company to opt-out of cost-sharing and other research and development obligations with respect to three programs initiated by GSK and the Company under the original GSK Agreement. The Company will retain rights to receive low to mid-single digit royalties on net sales of products developed in any such opted-out program.

The foregoing summary of the 2023 GSK Amendment is qualified in its entirety by reference to the full text of the 2023 GSK Amendment, which is attached hereto as Exhibit 10.2 and incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (“Fiscal 2023 Form 10-K”), including the audited consolidated financial statements of 23andMe Holding Co. as of March 31, 2023 and 2022 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included therein, as well as the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those discussed in the Fiscal 2023 Form 10-K and our subsequent reports filed with the SEC, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “23andMe,” “we,” “us,” and “our” refer to 23andMe Holding Co., a Delaware corporation formerly known as VG Acquisition Corp. and its consolidated subsidiaries.

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

We pioneered direct-to-consumer genetic testing, giving consumers unique, personalized information about their genetic health risks, ancestry, and traits. We were the first company to obtain Food and Drug Administration (“FDA”) authorization for a direct-to-consumer genetic test, and we are the only company to have FDA authorization, clearance, or an exemption from premarket notification for all of the carrier status, genetic health risk, cancer predisposition, and pharmacogenetics reports that we offer to customers. As of September 30, 2023, we had over 65 health and carrier status reports that were available to customers in the U.S.

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

We believe that we can revolutionize research through our premier database of genetic and phenotypic information crowdsourced from our millions of engaged customers. We have built the world’s largest crowdsourced platform for genetic research, with over 80% of our customers electing to participate in our research program as of September 30, 2023. We believe that this platform allows us to accelerate research at an unprecedented scale, enabling us to discover insights into the origins of diseases and to speed the discovery and development of novel therapies.

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

Our Therapeutics business focuses on the use of genetic insights to validate and develop novel therapies to improve patients’ lives. We currently have research programs across several therapeutic areas, including oncology, respiratory, and cardiovascular diseases. In July 2018, we signed an exclusive agreement with an affiliate of GlaxoSmithKline plc (“GSK”) to leverage genetic insights to validate, rapidly progress development, and commercialize useful new drugs to market (the “GSK Agreement”). While the exclusive target discovery term of the GSK Agreement, the majority of which was included in the Consumer and Research Services segment, ended on July 23, 2023, the collaboration portion for our jointly-developed programs continues, which is included in the Therapeutics segment. As the exclusive target discovery term of the GSK Agreement concluded in July 2023, we are able to pursue new target discovery collaborations with other parties that leverage our extensive database, maturing capabilities and successful drug discovery track record through our work with GSK. We will continue to collaborate with GSK on a number of ongoing programs per the GSK Agreement. In October 2023, we entered into an amendment to the GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data of the Company’s database (the “New Data”), as well as access to certain of our research services with respect to such New Data. See Note 18 — “Subsequent Events” to our condensed consolidated financial statements for details. In addition to our collaboration with GSK, we have several proprietary programs.

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

In addition to our collaboration with GSK, we have several proprietary programs. Our most advanced program, 23ME-00610, is an antibody that blocks CD200R1 to inhibit the suppression of T-cells by tumors to reactivate their immune response. 23ME-00610 is wholly owned by us, and this program entered Phase 1 clinical trials in January 2022 and has started the Phase 2a portion of the study. For any other wholly-owned programs or any programs as to which GSK has exercised its option to opt out and elected to take a royalty option, we have the opportunity to collaborate with, or out-license such programs to, third parties or to develop them independently.

We operate in two reporting segments: (1) Consumer and Research Services and (2) Therapeutics. The Consumer and Research Services segment consists of our PGS and telehealth business, as well as research services that we perform under agreements with third parties, including the GSK Agreement, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development, including the continuation of any jointly-developed collaboration programs that were identified during the exclusive target discovery term of the GSK Agreement. During the three and six months ended September 30, 2023 and 2022, all our revenues were derived from our Consumer and Research Services segment. See “Adjusted EBITDA” section below.

Key Factors Affecting Results of Operations

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2023 Form 10-K.

New Customer Acquisition

PGS. Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 79% and 60% of our total revenues for the three months ended September 30, 2023 and 2022, respectively, and approximately 69% and 63% of our total revenues for the six months ended September 30, 2023 and 2022, respectively. In addition, kit sales are a source of subscribers to our subscription service, which represented approximately 9% and 5% of our total revenue during the three months ended September 30, 2023 and 2022, respectively, and approximately 8% and 5% of our total revenues for the six months ended September 30, 2023 and 2022, respectively. We expect PGS revenues to fluctuate in the near-term and to grow long-term, as we continue to evolve our product offerings across kit sales and our subscription service, and introduce new products or features that enhance or add value for customers and members. This will be achieved by increasing awareness of our current and new offerings in existing markets and expanding into new markets.

Purchasing patterns of our kits are largely influenced by product innovation, marketing spend, and varying levels of price discounting on our products. Sales and marketing expenses are typically higher during promotional windows that align with gift-giving portions of the year, with an emphasis on the holiday period, other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day, and major Amazon sales events such as Prime Day, which may change from year to year. Over time, we expect the seasonality of our business to continue, with pronounced increases in revenue recognized in the fourth fiscal quarter, following our holiday promotions.

Telehealth. Our ability to attract new patients and members is a key factor for the future growth of our telehealth business. Revenue from our telehealth business represented approximately 18% and 15% of our total revenue during the three months ended September 30, 2023 and 2022, respectively, and approximately 18% and 17% of our total revenues for the six months ended September 30, 2023 and 2022, respectively. There are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, and competition continues to intensify.

Engagement of Research Participants

Our ability to conduct research and grow our database of genotypic and phenotypic information depends on our customers’ willingness to consent to participate in our research. As of September 30, 2023, over 80% of our customers have consented to participate in research. These customers permit us to use their de-identified data in our research and many of them regularly respond to our research surveys, providing us with phenotypic data in addition to the genetic data in their DNA samples. We analyze this genotypic and phenotypic data and conduct genome-wide association studies and phenome-wide association studies, which enable us to determine whether particular genetic variants affect the likelihood of individuals developing certain diseases.

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

For the therapeutic product candidate GSK6097608, our first joint immuno-oncology antibody program with GSK, we have elected to take a royalty option, and GSK is solely responsible for continued clinical development. Our wholly-owned immuno-oncology antibody, 23ME-00610, entered Phase 1 clinical trials in January 2022 and has started the Phase 2a portion of the Phase 1/2a study. Additional programs are in research or preclinical stages of development. We have incurred, and will continue to incur, significant research and development costs for preclinical studies and clinical trials. We expect that our research and development expenses will continue to constitute a significant portion of our expenses in future periods.

Collaborations

Substantially all of our research services revenues were generated from the GSK Agreement. In January 2022, GSK elected to exercise its option to extend the exclusive target discovery term of the ongoing collaboration with us for an additional year to July 2023. In October 2022, we received a one-time payment of $50.0 million from GSK in consideration of the exercise of the option pursuant to the GSK Agreement. In addition, we elected to take a royalty option on our joint immuno-oncology antibody collaboration program with GSK targeting CD96 (GSK6097608, or GSK’608). GSK will be solely responsible for GSK’608’s subsequent development in later-stage clinical trials, including full development costs moving forward.

The exclusive target discovery term under the GSK Agreement expired in July 2023. Accordingly, our ability to enter into new collaboration agreements will affect our research services revenues. If we are unable to enter into additional collaboration agreements, our future research services revenue may decline.

As discussed above, in October 2023, we entered into the 2023 GSK Amendment. See Note 18 — “Subsequent Events” to our condensed consolidated financial statements for details.

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

Recent Developments

In June 2023, as previously reported, we undertook a reduction in force intended to restructure and strategically align our workforce with our strategy and to reduce operating costs. The reduction in force involved approximately 9% of the then-current workforce. The restructuring charges were primarily related to the Consumer and Research Services segment.

In August 2023, as previously reported, we undertook a reduction in force primarily intended to restructure and strategically align the Therapeutics workforce. The reduction in force involved approximately 11% of the Company’s then-current workforce and 47% of the then-current Therapeutics segment.

On October 10, 2023, we reported that certain profile information, which a customer creates and chooses to share with their genetic relatives in the DNA Relatives feature, was accessed from individual 23andMe.com accounts without the account users’ authorization (the “incident”). While the Company’s investigation is ongoing, it appears an unauthorized third party downloaded a file that included the data points of various users’ DNA Relatives profiles, and then created posts on other websites with links containing such information where other third parties could download this information. As of the filing date of this Quarterly Report on Form 10-Q, it is unclear who and how many third parties may download this information from such posts. Based on our investigation as of the filing date of this Quarterly Report on Form 10-Q, we do not have any indication at this time that there has been a data security incident within our systems, or that we were the source of the account credentials used in these attacks. As of the filing date of this Quarterly Report on Form 10-Q, we believe that the threat actor was able to access certain accounts in instances usernames and passwords that were used on 23andMe.com were the same as those used on other websites that had been previously compromised or otherwise available. Our investigation into this matter is ongoing, and it is still discerning the implications of the incident. As of the filing of this Quarterly Report on Form 10-Q, as a result of this incident, multiple class action claims have been filed against the Company in federal and state court in California, as well as in British Columbia, which the Company is defending. These cases are at an early stage, and the Company cannot predict the outcome. The Company is also assessing its response to notices filed by consumers under the California Consumer Privacy Act and to inquiries from various governmental officials and agencies. The full scope of the costs and related impacts of this incident and related litigation, including, without limitation, the availability of insurance to offset some of these costs, cannot be estimated at this time. See Note 18, “Subsequent Events - Cyber Security Incident.”

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe that the following metrics are useful in evaluating our business:

•
PGS Customers. “Customers” means individuals who have registered a PGS kit and provided their DNA sample. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming subscribers to our 23andMe+ subscription service, especially if they consent to participate in our research. We had approximately 14.6 million and 14.1 million Customers as of September 30, 2023 and March 31, 2023, respectively.
•
Consenting Customers. “Consenting Customers” are Customers who have affirmatively opted in to participate in our research program. Consenting Customers are critical to our research programs and to the continuing growth of our database, which we use to identify drug targets and to generate new and interesting additional ancestry and health reports. Moreover, Consenting Customers respond to our research surveys, providing useful phenotypic data about their traits, habits, and lifestyles, which we analyze using de-identified data to determine whether a genetic variant makes an individual more or less likely to develop certain diseases. A Consenting Customer is likely to be more engaged with our brand, which may lead to the purchase of our 23andMe+ subscription service and to participation in further research studies, helping us to advance our research. As of September 30, 2023, over 80% of our Customers were Consenting Customers.
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

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the volume of PGS kit sales recognized, the prices we charge for our PGS products and research services, the prices we charge for telehealth services (medical visits, pharmacy services, and memberships), the fees we incur for lab processing PGS kits, the costs we incur for medical services and prescription drug costs, the revenues from our collaboration agreements, and the personnel costs to fulfill them. We expect our Consumer and Research Services gross margin to increase over the long term as subscription revenues become a higher percentage of revenue mix, although our gross margin may fluctuate from period to period. Substantially all our research services revenue in the periods presented was derived from the GSK Agreement, the exclusive target discovery term of which expired in July 2023. In October 2023, we entered into an amendment to the GSK Agreement (the “2023 GSK Amendment” to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data of the Company’s database (the “New Data”), as well as access to certain of our research services with respect to such New Data. See Note 18 — “Subsequent Events” to our condensed consolidated financial statements for details. If we are unable to add new research services agreements, our research services revenue may decline substantially.

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

Provision for Income Taxes

Income tax provision primarily consisted of separate state tax expense generated by one of the variable interest entities. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations

Comparisons for the Three and Six Months Ended September 30, 2023 and 2022

The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022, respectively, and for the six months ended September 30, 2023 and 2022, respectively, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Revenue	$49,999	$75,659	$(25,660)	(34%)	$110,863	$140,172	$(29,309)	(21%)
Cost of revenue (1)	28,270	37,386	(9,116)	(24%)	58,453	76,409	(17,956)	(23%)
Gross profit	21,729	38,273	(16,544)	(43%)	52,410	63,763	(11,353)	(18%)
Operating expenses:
Research and development (1)	54,588	52,598	1,990	4%	116,917	104,607	12,310	12%
Sales and marketing (1)	18,328	24,835	(6,507)	(26%)	40,986	58,269	(17,283)	(30%)
General and administrative (1)	25,290	28,881	(3,591)	(12%)	76,030	58,524	17,506	30%
Restructuring and other charges (1)	2,654	—	2,654	100%	6,871	—	6,871	100%
Total operating expenses	100,860	106,314	(5,454)	(5%)	240,804	221,400	19,404	9%
Loss from operations	(79,131)	(68,041)	(11,090)	16%	(188,394)	(157,637)	(30,757)	20%
Other income (expense):
Interest income, net	3,752	1,392	2,360	170%	8,059	1,637	6,422	392%
Other income (expense), net	145	(687)	832	(121%)	477	(1,122)	1,599	(143%)
Loss before income taxes	(75,234)	(67,336)	(7,898)	12%	(179,858)	(157,122)	(22,736)	14%
Provision for (benefit from) income taxes	36	(1,271)	1,307	(103%)	36	(1,525)	1,561	(102%)
Net loss	$(75,270)	$(66,065)	$(9,205)	14%	$(179,894)	$(155,597)	$(24,297)	16%

(1)
Includes stock-based compensation expense as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Cost of revenue	$1,497	$2,413	$(916)	(38%)	$3,969	$5,740	$(1,771)	(31%)
Research and development	10,938	12,003	(1,065)	(9%)	22,630	24,079	(1,449)	(6%)
Sales and marketing	2,016	2,003	13	1%	3,734	4,892	(1,158)	(24%)
General and administrative (a)	9,290	12,548	(3,258)	(26%)	43,866	24,719	19,147	77%
Restructuring and other charges	—	—	—	—	641	—	641	100%
Total stock-based compensation expense	$23,741	$28,967	$(5,226)	(18%)	$74,840	$59,430	$15,410	26%
(a)
Includes $22.0 million of stock-based compensation expense related to the termination of a Former Lemonaid Officer during the six months ended September 30, 2023.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the three and six months ended September 30, 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	57%	49%	53%	55%
Gross profit	43%	51%	47%	45%
Operating expenses:
Research and development	109%	70%	105%	74%
Sales and marketing	37%	33%	37%	41%
General and administrative	51%	38%	69%	42%
Restructuring and other charges	5%	0%	6%	0%
Total operating expenses	202%	141%	217%	157%
Loss from operations	(159%)	(90%)	(170%)	(112%)
Other income (expense):
Interest income, net	8%	2%	7%	1%
Other expense, net	0%	(1%)	1%	(1%)
Loss before income taxes	(151%)	(89%)	(162%)	(112%)
Provision for (benefit from) income taxes	0%	(2%)	0%	(1%)
Net loss	(151%)	(87%)	(162%)	(111%)

Revenue

Total revenue decreased by $25.7 million, or 34%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease in total revenue was due to a $17.8 million decrease in Research Services revenue, primarily attributable to a decrease of $13.8 million in GSK collaboration revenue as the GSK Agreement’s exclusive target discovery term concluded in July 2023, providing only one month of GSK collaboration revenue in the quarter, while the prior year period included three months of GSK collaboration revenue. Similarly, revenue under research contracts with third parties decreased by $4.0 million against the prior year quarter, in which we experienced unusually high revenue under research contracts with third parties, as certain non-recurring specified milestones were achieved in the prior year quarter. The decrease in total revenue was also driven by a $7.9 million decrease in Consumer Services revenue, which included a (i) decrease of $6.5 million from PGS kit revenue driven mainly by lower PGS kit sales volume and a (ii) $2.6 million decrease in telehealth services revenue, both of which were primarily driven by reductions in certain marketing campaigns, lower advertising channel spend, and less price discounting during the period, resulting in higher average selling prices on PGS kit sales and greater marketing spend efficiency within telehealth services. The foregoing decreases to Consumer Services revenue were partially offset by a $1.3 million increase in subscription services revenue.

Total revenue decreased by $29.3 million, or 21%, for the six months ended September 30, 2023, as compared to the six months ended September 30, 2022. The decrease in total revenue was due to a $16.4 million decrease in Consumer Services revenue, which included a decrease of (i) $15.2 million in PGS kit revenue driven mainly by lower PGS kit sales volume and a (ii) $4.0 million decrease in telehealth services revenue, both of which were primarily driven by reductions in certain marketing campaigns, lower advertising channel spend and less price discounting during the period, resulting in higher average selling prices on PGS kit sales and greater marketing spend efficiency within telehealth services. The foregoing decreases to Consumer Services revenue were partially offset by a $2.8 million increase in subscription services revenue. The decrease in total revenue was also driven by a $12.9 million decrease in Research Services revenue, primarily attributable to a $11.4 million decrease in GSK collaboration revenue as the GSK Agreement’s exclusive target discovery term concluded in July 2023, providing only four months of GSK collaboration revenue in the period, while the prior year included six months of GSK collaboration revenue. Additionally, revenue under research contracts with third parties decreased by $1.5 million, as certain non-recurring specified milestones were achieved in the prior year period.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue decreased by $9.1 million, or 24%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Cost of revenue for Consumer Services decreased by $7.1 million, driven by a $3.6 million reduction in telehealth services cost of revenue primarily from lower personnel-related expenses and its share of related overhead allocations following the disposition of Lemonaid Health Limited during the three months ended September 30, 2023, as well as lower pharmaceutical supplies costs, shipping and consulting expenses due to lower order volume. Additionally, cost of revenue for Consumer Services decreased by $3.5 million primarily due to lower lab processing, shipping, supplies, software, and depreciation costs related to lower PGS kit sales volume. Cost of revenue for Research Services decreased by $2.0 million primarily due to lower project hours incurred in the GSK collaboration as the GSK Agreement’s exclusive target discovery term concluded in July 2023, as discussed above.

Total cost of revenue decreased by $18.0 million, or 23%, for the six months ended September 30, 2023, as compared to the six months ended September 30, 2022. Cost of revenue for Consumer Services decreased by $14.2 million, due to a $10.3 million decrease related to lower PGS kit sales volume, primarily from lower lab processing, shipping, supplies, software, and depreciation costs. Consumer Services cost of revenue also decreased due to a $3.9 million reduction in telehealth services cost of revenue primarily from lower personnel-related expenses and its share of related overhead allocations following the disposition of Lemonaid Health Limited during the six months ended September 30, 2023, as well as lower pharmaceutical supplies costs, shipping and consulting expenses due to lower order volume. Cost of revenue for Research Services decreased by $3.7 million primarily due to lower project hours incurred in the GSK collaboration as the GSK Agreement’s exclusive target discovery term concluded in July 2023, as discussed above.

Our gross profit decreased by $16.5 million, or 43%, to $21.7 million for the three months ended September 30, 2023, from $38.3 million for the three months ended September 30, 2022. The decrease in year-over-year gross profit was primarily due to the decrease in Research Services revenue and Consumer Services revenue, as discussed above.

Our gross profit decreased by $11.4 million, or 18%, to $52.4 million for the six months ended September 30, 2023, from $63.8 million for the six months ended September 30, 2022. The decrease in year-over-year gross profit was primarily due to the decrease in Consumer Services and Research Services revenue, as discussed above.

Our gross margin declined year over year from 51% for the three months ended September 30, 2022 to 43% for the three months ended September 30, 2023. The decrease in gross margin was primarily due to the decrease in GSK collaboration revenue, as discussed above. Gross margin has historically been higher for activities associated with research services than PGS kit sales or telehealth services. These gross margin decreases were partially offset by continued growth in our subscription services, increased average selling prices on PGS kit sales, and improved telehealth services gross margin following the June 2023 reduction in force.

Our gross margin improved year over year from 45% for the six months ended September 30, 2022 to 47% for the six months ended September 30, 2023. While we experienced decreases in Consumer Services revenue and Research Services revenue in the current period, the impact of these decreases to gross margin were primarily offset by continued improvement in average selling prices on PGS kit sales, growth in subscription services and the benefit of four months of GSK collaboration revenue at a higher gross margin than in the prior year due to the economic terms of the final year of the exclusive target discovery term under the GSK Agreement.

Research and Development Expenses

The following table sets forth our research and development expenses for the three and six months ended September 30, 2023 and 2022, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Personnel-related expenses	$28,737	$30,422	$(1,685)	(6%)	$61,618	$61,162	$456	1%
Lab-related research services	11,886	7,941	3,945	50%	28,808	15,511	13,297	86%
Facilities, other overhead allocation, and other	12,338	11,761	577	5%	24,088	23,346	742	3%
Depreciation, equipment and supplies	1,627	2,474	(847)	(34%)	2,403	4,588	(2,185)	(48%)
Total research and development expenses	$54,588	$52,598	$1,990	4%	$116,917	$104,607	$12,310	12%

Research and development expenses for the three months ended September 30, 2023 increased to $54.6 million, as compared to $52.6 million for the three months ended September 30, 2022. The $2.0 million, or 4%, increase was primarily attributable to a $3.9 million increase in lab-related research services from advancing our proprietary and collaboration programs, partially offset by a $1.7 million decrease in personnel-related expenses primarily due to the June and August 2023 reductions in force. See Note 9 —“Restructuring” to our condensed consolidated financial statements for details.

Research and development expenses for the six months ended September 30, 2023 increased to $116.9 million, as compared to $104.6 million for the six months ended September 30, 2022. The $12.3 million, or 12%, increase was primarily attributable to a $13.3 million increase in lab-related research services from advancing our proprietary and collaboration programs. The foregoing increase was partially offset by a $2.2 million decrease in depreciation, equipment and supplies primarily due to increased capitalization of internal-use software from a greater number of project hours in development during the six months ended September 30, 2023.

For the three months ended September 30, 2023 and 2022, 48% and 54% of total research and development expenses were attributable to the Consumer and Research Services business, respectively, and 52% and 46% were attributable to our Therapeutics business, respectively. For the six months ended September 30, 2023 and 2022, 44% and 54% of total research and development expenses were attributable to the Consumer and Research Services business, respectively, and 56% and 46% were attributable to our Therapeutics business, respectively.

Sales and Marketing Expenses

The following table sets forth our sales and marketing expenses for the three and six months ended September 30, 2023 and 2022, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,				Six Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)				(in thousands, except percentages)
Advertising and brand	$7,748	$12,380	$(4,632)	(37%)	$19,689	$32,915	$(13,226)	(40%)
Personnel-related expenses	4,656	5,297	(641)	(12%)	9,358	11,417	(2,059)	(18%)
Depreciation, amortization and impairment	2,638	3,266	(628)	(19%)	5,275	6,581	(1,306)	(20%)
Outside services, equipment and supplies	1,433	1,773	(340)	(19%)	3,157	3,196	(39)	(1%)
Facilities and other overhead allocation	1,853	2,119	(266)	(13%)	3,507	4,160	(653)	(16%)
Total sales and marketing expenses	$18,328	$24,835	$(6,507)	(26%)	$40,986	$58,269	$(17,283)	(30%)

Sales and marketing expenses for the three months ended September 30, 2023 amounted to $18.3 million, as compared to $24.8 million for the three months ended September 30, 2022, representing a decrease of $6.5 million, or 26%. This decrease was primarily driven by a $4.6 million decrease in advertising and brand-related expenses due to fewer marketing campaigns and lower advertising channel spend during the three months ended September 30, 2023.

Sales and marketing expenses for the six months ended September 30, 2023 amounted to $41.0 million, as compared to $58.3 million for the six months ended September 30, 2022, representing a decrease of $17.3 million, or 30%. The decrease was primarily driven by a $13.2 million decrease in advertising and brand-related expenses due to fewer marketing campaigns and lower advertising channel spend, a $2.1 million decrease in personnel-related expenses primarily due to a reduction in headcount from the disposition of Lemonaid Health Limited and the June 2023 reduction in force, and a $1.3 million decrease in depreciation, amortization and impairment expenses mainly due to the impairment of intangible asset acquired from the Lemonaid Acquisition during fiscal 2023.

General and Administrative Expenses

Total general and administrative expenses decreased by $3.6 million, or 12%, from $28.9 million for the three months ended September 30, 2022 to $25.3 million for the three months ended September 30, 2023. The decrease in general and administrative expenses was primarily due to a $3.0 million decrease in personnel-related expenses, which was primarily driven by the decrease in stock-based compensation expense as a result of the departure of a Former Lemonaid Officer in the first quarter of fiscal 2024. See Note 13 — “Equity Incentive Plans and Stock-Based Compensation” to our condensed consolidated financial statements for details.

Total general and administrative expenses increased by $17.5 million, or 30%, from $58.5 million for the six months ended September 30, 2022 to $76.0 million for the six months ended September 30, 2023. The increase in general and administrative expenses was primarily due to a $20.2 million increase in personnel-related expenses, which was primarily driven by the increase in stock compensation expense as a result of the departure of a Former Lemonaid Officer in the first quarter of fiscal 2024. The foregoing increase was partially offset by a $1.0 million decrease in facilities and other overhead allocation expenses.

Restructuring and Other Charges

Restructuring and other charges for the three months ended September 30, 2023 were $2.7 million, which consisted of employee severance and termination benefits related to the August 2023 reduction in force.

Restructuring and other charges for the six months ended September 30, 2023 were $6.9 million, which consisted primarily of employee severance and termination benefits related to the June 2023 and August 2023 reductions in force of $6.3 million, of which $0.6 million was non-cash stock-based compensation expense. See Note 9 — “Restructuring” to our condensed consolidated financial statements for details.

There were no restructuring and other charges incurred during the three and six months ended September 30, 2022.

Interest Income, net

Interest income, net increased by $2.4 million from $1.4 million for the three months ended September 30, 2022 to $3.8 million for the three months ended September 30, 2023 primarily due to interest yields earned on cash equivalents held in money market funds.

Interest income, net increased by $6.4 million from $1.6 million for the six months ended September 30, 2022 to $8.0 million for the six months ended September 30, 2023 primarily due to interest yields earned on cash equivalents held in money market funds.

Adjusted EBITDA

We evaluate the performance of each segment based on Adjusted EBITDA, which is a non-GAAP financial measure that we define as net income (loss) before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: changes in fair value of warrant liabilities and litigation settlements, gains or losses on dispositions of subsidiaries, and transaction-related costs if applicable for the periods presented. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.

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

The following tables reconcile net loss to Adjusted EBITDA for the three and six months ended September 30, 2023 and 2022 on a Company-wide basis and for each of our segments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Segment Revenue: (1)
Consumer and Research Services	$49,999	$75,659	$110,863	$140,172
Total revenue	$49,999	$75,659	$110,863	$140,172
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(6,673)	$2,324	$(12,275)	$(14,673)
Therapeutics Adjusted EBITDA	(26,224)	(18,663)	(57,363)	(37,128)
Unallocated Corporate (2)	(12,156)	(13,316)	(25,215)	(27,568)
Total Adjusted EBITDA	$(45,053)	$(29,655)	$(94,853)	$(79,369)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(75,270)	$(66,065)	$(179,894)	$(155,597)
Adjustments:
Interest income, net	(3,752)	(1,392)	(8,059)	(1,637)
Other (income) expense, net	(145)	687	(477)	1,122
Provision for (benefit from) income taxes	36	(1,271)	36	(1,525)
Depreciation and amortization	4,474	5,152	8,951	10,256
Amortization of acquired intangible assets	3,638	4,267	7,277	8,582
Stock-based compensation expense	23,741	28,967	74,840	59,430
Loss on disposition of Lemonaid Health Limited and transaction-related costs (3)	2,127	—	2,375	—
Litigation settlement cost	98	—	98	—
Total Adjusted EBITDA	$(45,053)	$(29,655)	$(94,853)	$(79,369)

(1)
There was no Therapeutics revenue for the three and six months ended September 30, 2023 and 2022.
(2)
Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(3)
Refer to Note 17, “Disposition of Subsidiary” for additional information.

Consumer and Research Services

Consumer and Research Services Adjusted EBITDA declined by $9.0 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a decrease in total revenue of $25.7 million. The decrease in total revenue was due to a $17.8 million decrease in Research Services revenue, primarily attributable to a $13.8 million decrease in GSK collaboration revenue as the GSK Agreement’s exclusive target discovery term concluded in July 2023, providing one month of GSK collaboration revenue in the quarter while the prior year period included a full quarter of GSK collaboration revenue. Similarly, revenue under research contracts with third parties decreased by $4.0 million against a high comparison period as certain non-recurring specified milestones were achieved in the prior year quarter. The decrease in total revenue was also driven by a decrease in Consumer Services revenue of $7.9 million, attributable to a (i) decrease of $6.5 million from PGS kit revenue driven mainly by lower PGS kit sales volume and a (ii) $2.6 million decrease in telehealth services revenue, both of which were primarily due to reductions in certain marketing campaigns, lower advertising channel spend and less price discounting during the three months ended September 30, 2023, resulting in higher average selling prices on kit sales and greater marketing spend efficiency within telehealth services. The foregoing decreases to Consumer Services revenue were partially offset by a $1.3 million increase in subscription services revenue.

Additionally, advertising and brand-related spend decreased by $4.6 million due to reductions in certain marketing campaigns and advertising channel spend between the comparative periods, and cost of revenue decreased by $4.7 million primarily due to lower lab processing, equipment, consulting, shipping and supplies related to lower PGS kit sales volume. Personnel-related expenses also decreased by $4.6 million as a result of lower headcount compared to the same period last year following a reduction in force in the quarter ended June 30, 2023. Other operating expenses also decreased by $3.0 million driven by consulting services, increased capitalization of internal use software, decreased business insurance premiums and credit card fees.

Consumer and Research Services Adjusted EBITDA improved by $2.4 million for the six months ended September 30, 2023, as compared to the six months ended September 30, 2022, primarily due to decreased advertising and brand-related spend by $13.2 million due to reductions in certain marketing campaigns and advertising channel spend between the comparative periods, and a decrease of $10.2 million in cost of revenue-related lab processing, equipment, consulting, shipping and supplies mainly as a result of lower PGS kit sales volume. The improvement was also attributable to $3.3 million lower personnel-related expenses as headcount decreased compared to the same period last year following a reduction in force in the quarter ended June 30, 2023, as well as higher capitalization of internal use software by $2.5 million. Consulting services, business insurance premiums, equipment and supplies and other operating expenses also decreased by $2.4 million.

The foregoing improvements to Consumer and Research Services Adjusted EBITDA were partially offset by a decrease in Consumer Services revenue of $29.3 million. The decrease in total revenue was due to a $16.4 million decrease in Consumer Services revenue, attributable to a (i) decrease of $15.2 million in PGS kit revenue driven mainly by lower PGS kit sales volume and a (ii) $4.0 million decrease in telehealth services revenue, both of which were primarily driven by reductions in certain marketing campaigns, lower advertising channel spend and less price discounting during the period, resulting in higher average selling prices on kit sales and greater marketing spend efficiency within telehealth services. These decreases to Consumer Services revenue were partially offset by a $2.8 million increase in subscription services revenue. The decrease in total revenue was also driven by a $13.0 million decrease in Research Services revenue, primarily attributable to a $11.4 million decrease in GSK collaboration revenue as the GSK Agreement’s exclusive target discovery term concluded in July 2023, providing four months of GSK collaboration revenue in the period while the prior year included six months of GSK collaboration revenue. Additionally, revenue under research contracts with third parties decreased by $1.5 million as certain non-recurring specified milestones were achieved in the prior year period.

Therapeutics

Therapeutics’ Adjusted EBITDA declined by $7.6 million for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to a $4.5 million increase in lab-related supplies and consultant spend and a $1.7 million increase in personnel-related expenses, primarily related to employee severance and termination benefits related to a reduction in force during the three months ended September 30, 2023. Additionally, Therapeutics’ expenses that are allocated to cost of revenue for Research Services decreased by $1.2 million as the GSK Agreement’s exclusive target discovery term concluded in July 2023.

Therapeutics’ Adjusted EBITDA declined by $20.2 million for the six months ended September 30, 2023, as compared to the six months ended September 30, 2022, primarily due to a $14.4 million increase in lab-related supplies and consultant spend and a $3.0 million increase in personnel-related expenses, primarily related to employee severance and termination benefits related to a reduction in force during the three months ended September 30, 2023. Additionally, Therapeutics’ expenses that are allocated to cost of revenue for Research Services decreased by $2.0 million as the GSK Agreement’s exclusive target discovery term concluded in July 2023.

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

As of September 30, 2023, our principal source of liquidity was our cash and cash equivalents balance of $256.4 million, which is held for working capital purposes. We have incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $1,686.3 million as of September 30, 2023. Based on our current cash resources and the previously-disclosed reductions in force undertaken in June and August 2023, we believe that our cash as of September 30, 2023 will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the filing of the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.

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

Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing activities, and research and development efforts. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Our ability to obtain additional financing depends on a number of factors, including, but not limited to, the market price of our Class A common stock, the availability and cost of additional equity capital, our ability to retain the listing of our Class A common stock on The Nasdaq Stock Market, and the general economic and industry conditions affecting the availability and cost of capital. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.

For the six months ended September 30, 2023, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in the Fiscal 2023 Form 10-K. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(126,474)	$(145,974)
Net cash used in investing activities	$(5,468)	$(4,951)
Net cash provided by financing activities	$1,479	$7,182

Cash Flows from Operating Activities

Net cash used in operating activities of $126.5 million for the six months ended September 30, 2023 was primarily related to a net loss of $179.9 million, partially offset by non-cash charges for stock-based compensation of $74.8 million, depreciation and amortization of $13.7 million, amortization and impairment of internal-use software of $2.5 million, and loss on the disposition of Lemonaid Health Limited of $2.0 million. The net changes in operating assets and liabilities of $39.2 million were primarily related to a decrease in deferred revenue of $22.2 million as a result of a decrease in research services deferred revenue related to the GSK collaboration, a decrease in operating lease liabilities of $4.2 million primarily due to lease payments, a decrease in accounts payable of $4.0 million primarily due to the timing of payments, a decrease in accrued and other current liabilities of $5.7 million primarily due to timing of vendor invoice receipts, and a decrease in operating right-of-use assets of $3.5 million primarily due to right-of-use assets amortization. These decreases were partially offset by an increase in inventories of $4.7 million primarily driven by a buildup of kit inventory in preparation for the holiday season and an increase in prepaid expenses and other current assets of $2.4 million primarily due to an increase in prepaid insurance.

Net cash used in operating activities of $146.0 million for the six months ended September 30, 2022 was primarily related to a net loss of $155.6 million, partially offset by non-cash charges for stock-based compensation of $59.4 million, depreciation and amortization of $16.7 million and amortization and impairment of internal-use software of $2.1 million. The net changes in operating assets and liabilities of $68.6 million were primarily related to an increase in accounts receivable of $49.5 million mainly attributable to the $50.0 million receivable related to the GSK Agreement, a decrease in accounts payable of $27.0 million primarily due to timing of vendor payments, a decrease in accrued and other current liabilities of $10.4 million due to timing of vendor invoice receipts, a decrease in operating lease liabilities of $4.4 million primarily due to lease payments, and an increase in inventories of $3.0 million due to increased purchases in preparation for holiday season sales. These decreases were partially offset by an increase in deferred revenue of $19.0 million as a result of increased deferred revenue related to the GSK collaboration, which was partially offset by decreases in PGS deferred revenue, a decrease in prepaid expenses and other current assets of $4.9 million primarily due to the receipt of insurance claim payments, and a decrease in operating right-of-use assets of $3.7 million primarily due to right-of-use assets amortization.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.5 million for the six months ended September 30, 2023, which consisted of capitalization of internal-use software costs of $4.8 million and purchases of property and equipment of $0.7 million.

Net cash used in investing activities was $5.0 million for the six months ended September 30, 2022, which consisted of purchases of property and equipment of $3.0 million and capitalization of internal-use software costs of $1.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.5 million for the six months ended September 30, 2023, which consisted of $0.5 million in proceeds from the exercise of stock options and $1.4 million in proceeds from the issuance of Class A common stock under the ESPP, partially offset by $0.1 million in payments for taxes related to net share settlement of equity award and $0.3 million in payments of deferred offering costs.

Net cash provided by financing activities was $7.2 million for the six months ended September 30, 2022, which consisted of $3.9 million in proceeds from the exercise of stock options and $3.2 million in proceeds from the issuance of Class A common stock under the ESPP.

Contractual Obligations and Commitments

Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods ranging from 2.3 years to 7.8 years. Refer to Note 10, “Leases,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations.

In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 11, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our commitments as of September 30, 2023.

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

We sell through multiple channels, including direct-to-consumer via our website and through online retailers. If the customer does not return the Kit, services cannot be completed by us, potentially resulting in unexercised rights (“breakage”) revenue. To estimate breakage, we apply the practical expedient available under ASC 606 to assess our customer contracts on a portfolio basis as opposed to individual customer contracts, due to the similarity of customer characteristics, at the sales channel level. We recognize the breakage amounts as revenue, proportionate to the pattern of revenue recognition of the returning kits in these respective sales channel portfolios. We estimate breakage for the portion of Kits not expected to be returned using an analysis of historical data and consider other factors that could influence customer Kit return behavior. We update our breakage rate estimate periodically and, if necessary, adjust the deferred revenue balance accordingly. If actual return patterns vary from the estimate, actual breakage revenue may differ from the amounts recorded. We recognized breakage revenue from unreturned Kits of $4.3 million and $6.0 million for the three months ended September 30, 2023 and 2022, respectively, and $8.9 million and $11.0 million for the six months ended September 30, 2023 and 2022, respectively.

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

Goodwill

Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. We test goodwill each fiscal year on January 1st for impairment at the Consumer and Research Services reporting unit level. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Performance of the qualitative impairment assessment requires judgment in identifying and considering the significance of relevant events and circumstances, including external factors such as macroeconomic and industry conditions and the legal and regulatory environment, as well as entity-specific factors, such as actual and planned financial performance or sustained market declines, that could impact the fair value of our Consumer and Research Services reporting unit. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, we will proceed to perform the quantitative impairment test in which the fair value of the reporting unit is compared with its carrying amount, and an impairment charge will be recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any.

Our annual assessment for goodwill impairment was performed as of January 1, 2023 and 2022 for fiscal 2023 and fiscal 2022, respectively. The assessment indicated that it was more likely than not that the fair value of the Consumer and Research Services reporting unit exceeded its carrying amount for both fiscal 2023 and fiscal 2022. Therefore, no goodwill impairment charges were recorded as a result of our fiscal 2023 and fiscal 2022 impairment analyses. In the period following January 1, 2023 there has been a decline in the Company’s market capitalization, based on the Company’s publicly quoted share price. As of September 30, 2023, we have not identified events or circumstances that are more likely than not to reduce the fair value of the Consumer and Research Services reporting unit below its carrying value. However, if the decline in our share price is sustained, it would require further testing of our goodwill and may result in an impairment of our goodwill.

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

Interest Rate Risk

As of September 30, 2023, we had $256.4 million in cash and cash equivalents. Our cash equivalents are comprised primarily of money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income and cash flows. A hypothetical 10% change in interest rates during the three and six months ended September 30, 2023 and 2022 would not have had a material impact on our historical condensed consolidated financial statements.

Foreign Currency Risk

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all our revenue and expenses are denominated in U.S. dollars. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended September 30, 2023 and 2022. To date, we have not engaged in any hedging strategies. As our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

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

As of September 30, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2023 Form 10-K.

We have experienced a criminal cyberattack and could in the future experience other security breaches, disruption to our business, or reputational harm.

We have been subject to, and may in the future be subject to, cyberattacks and threats to our business from bad actors. Cyberattacks have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and/or detect incidents successfully in every instance. They are perpetrated by a variety of groups and persons, including state-sponsored parties, malicious actors, employees, contractors, or other unrelated third parties. Some of these persons reside in jurisdictions where law enforcement measures to address such attacks are ineffective or unavailable.

As previously disclosed, in October 2023, we reported that certain user profile information, which a user creates and chooses to share with their genetic relatives in the DNA Relatives feature, was accessed from individual 23andMe.com accounts without the account users’ authorization (the “incident”). While our investigation is ongoing, it appears an unauthorized third party downloaded a file that included the data points of various users’ DNA Relatives profiles, and then created posts on other websites with links containing such information where other third parties could download this information. As of the filing date of this Quarterly Report on Form 10-Q, it is unclear who and how many third parties may have downloaded this information from such posts. Based on our investigation as of the filing date of this Quarterly Report on Form 10-Q, we do not have any indication that there has been a data security incident within our systems, or that we were the source of the account credentials used in these attacks.

As of the filing date of this Quarterly Report on Form 10-Q, as a result of this incident, multiple class action claims have been filed against us in federal and state court in California, as well as in British Columbia, which we are defending. These cases are at an early stage, and we cannot predict the outcome. We are also assessing our response to notices filed by consumers under the California Consumer Privacy Act and to inquiries from various governmental officials and agencies.

We have incurred, and expect to continue to incur, certain expenses in connection with the incident and the related litigation, including, without limitation, expenses to investigate, respond to, and remediate the incident. The full scope of the costs and related impacts of the incident, including the extent to which these costs will be offset by our cybersecurity insurance, has not yet been determined. Such costs and impacts may have a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q (unless otherwise indicated, the file number with respect to each filed document is 001-39587):

Exhibit Index

10.1+

23andMe Holding Co. Amended and Restated 2021 Incentive Equity Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 (File No. 333-274534), filed with the SEC on September 15, 2023).

10.2*	Third Amendment to Collaboration Agreement, dated as of October 27, 2023, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No. 3) Limited.
10.3*+	Offer Letter, dated February 20, 2020, by and between 23andMe, Inc. and William Richards.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

23ANDME HOLDING CO.

Date:	November 8, 2023	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 8, 2023	By:	/s/ Joseph Selsavage
Name: Joseph Selsavage
Interim Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)