Form 10-Q
period 2023-12-31
23andMe Holding Co.
filed 2024-02-07
CIK 1804591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM___________ TO___________
Commission File Number 001-39587
____________________________________________
23ANDME HOLDING CO.
(Exact name of Registrant as specified in its Charter)
____________________________________________

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
____________________________________________
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 31, 2024, there were 315,436,358 shares of Class A common stock, $0.0001 par value per share, and 167,480,278 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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
3

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
23ANDME HOLDING CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2023	March 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$242,418	$386,849
Restricted cash	1,399	1,399
Accounts receivable, net	18,154	1,897
Inventories	15,666	10,247
Deferred cost of revenue	12,222	5,376
Prepaid expenses and other current assets	20,100	19,224
Total current assets	309,959	424,992
Property and equipment, net	30,270	38,608
Operating lease right-of-use assets	50,738	56,078
Restricted cash, noncurrent	6,974	6,974
Internal-use software, net	19,827	15,661
Intangible assets, net	35,234	45,520
Goodwill	152,944	351,744
Other assets	2,265	3,021
Total assets	$608,211	$942,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes related party amounts of $7,064 and $3,186, respectively)	$13,166	$12,924
Accrued expenses and other current liabilities (includes related party amounts of $8,780 and $8,738, respectively)	42,124	66,430
Deferred revenue (includes related party amounts of $5,000 and $11,753, respectively)	80,468	62,521
Operating lease liabilities	8,381	7,541
Total current liabilities	144,139	149,416
Deferred revenue, noncurrent (includes related party amounts of $15,000 and nil, respectively)	15,000	—
Operating lease liabilities, noncurrent	70,441	77,763
Other liabilities	1,443	1,480
Total liabilities	231,023	228,659
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock - par value $0.0001, 10,000,000 shares authorized as of December 31, 2023 and March 31, 2023; zero shares issued and outstanding as of December 31, 2023 and March 31, 2023	—	—
Common stock, par value $0.0001 - Class A shares, 1,140,000,000 shares authorized, 315,073,368 and 293,020,474 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively; Class B shares, 350,000,000 shares authorized, 167,480,278 and 168,179,488 shares issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	48	46
Additional paid-in capital	2,341,394	2,220,897
Accumulated other comprehensive loss	—	(620)
Accumulated deficit	(1,964,254)	(1,506,384)
Total stockholders’ equity	377,188	713,939
Total liabilities and stockholders’ equity	$608,211	$942,598
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
4

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue (includes related party revenue of nil and $13,068 for the three months ended December 31, 2023 and 2022, respectively, and $11,753 and $36,258 for the nine months ended December 31, 2023 and 2022, respectively)	$44,747	$66,940	$155,610	$207,112
Cost of revenue (includes related party cost of nil and $231 for the three months ended December 31, 2023 and 2022, respectively, and $295 and $(279) for the nine months ended December 31, 2023 and 2022, respectively)	24,811	36,189	83,265	112,598
Gross profit	19,936	30,751	72,345	94,514
Operating expenses:
Research and development (includes related party expenses of $2,781 and $3,251 for the three months ended December 31, 2023 and 2022, respectively, and $10,989 and $9,517 for the nine months ended December 31, 2023 and 2022, respectively)	41,720	57,270	158,637	161,877
Sales and marketing	27,683	39,879	68,669	98,148
General and administrative	31,446	30,702	107,476	89,226
Restructuring and other charges	1,497	—	8,368	—
Goodwill impairment	198,800	—	198,800	—
Total operating expenses	301,146	127,851	541,950	349,251
Loss from operations	(281,210)	(97,100)	(469,605)	(254,737)
Other income (expense):
Interest income, net	3,230	3,671	11,289	5,307
Other income (expense), net	23	855	501	(267)
Loss before income taxes	(277,957)	(92,574)	(457,815)	(249,697)
Provision for (benefit from) income taxes	19	(613)	55	(2,139)
Net loss	(277,976)	(91,961)	(457,870)	(247,558)
Other comprehensive income (loss), net of tax	—	(1,943)	620	(490)
Total comprehensive loss	$(277,976)	$(93,904)	$(457,250)	$(248,048)
Net loss per share of Class A and Class B common stock attributable to common stockholders:
Basic and diluted	$(0.58)	$(0.20)	$(0.97)	$(0.55)
Weighted-average shares used to compute net loss per share:
Basic and diluted	480,809,546	453,407,202	472,683,220	449,949,829
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
5

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 31, 2023	461,199,962	$46	$2,220,897	$(620)	$(1,506,384)	$713,939
Issuance of common stock upon exercise of stock options	180,718	—	85	—	—	85
Issuance of common stock upon release of restricted stock units	1,812,802	—	—	—	—	—
Issuance of common stock upon release of restricted stock units under the 2022 Annual Incentive Plan	8,961,053	1	18,629	—	—	18,630
Net share settlements for stock-based minimum tax withholdings	(58,985)	—	(121)	—	—	(121)
Stock-based compensation expense	—	—	47,915	—	—	47,915
Other comprehensive loss	—	—	—	(334)	—	(334)
Net loss	—	—	—	—	(104,624)	(104,624)
Balance as of June 30, 2023	472,095,550	$47	$2,287,405	$(954)	$(1,611,008)	$675,490
Issuance of common stock upon exercise of stock options	828,561	—	388	—	—	388
Issuance of common stock upon release of restricted stock units	4,358,378	1	(1)	—	—	—
Issuance of common stock upon release of restricted stock units under the 2022 Annual Incentive Plan	57,996	—	102	—	—	102
Net share settlements for stock-based minimum tax withholdings	(19,022)	—	(22)	—	—	(22)
Issuance of common stock under employee stock purchase plan	1,509,536	—	1,411	—	—	1,411
Stock-based compensation expense	—	—	22,198	—	—	22,198
Other comprehensive income	—	—	—	954	—	954
Net loss	—	—	—	—	(75,270)	(75,270)
Balance as of September 30, 2023	478,830,999	$48	$2,311,481	$—	$(1,686,278)	$625,251
Issuance of common stock upon exercise of stock options	508,238	—	217	—	—	217
Issuance of common stock upon release of restricted stock units	3,230,939	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(16,530)	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	29,711	—	—	29,711
Net loss	—	—	—	—	(277,976)	(277,976)
Balance as of December 31, 2023	482,553,646	$48	$2,341,394	$—	$(1,964,254)	$377,188
6

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 31, 2022	448,812,321	$45	$2,110,160	$179	$(1,194,728)	$915,656
Issuance of common stock upon exercise of stock options	1,065,784	—	1,533	—	—	1,533
Issuance of common stock upon release of restricted stock units	1,461,448	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(14,036)	—	—	—	—	—
Stock-based compensation expense	—	—	25,915	—	—	25,915
Other comprehensive income	—	—	—	624	—	624
Net loss	—	—	—	—	(89,532)	(89,532)
Balance as of June 30, 2022	451,325,517	$45	$2,137,608	$803	$(1,284,260)	$854,196
Issuance of common stock upon exercise of stock options	1,430,629	—	2,498	—	—	2,498
Issuance of common stock upon release of restricted stock units	1,580,591	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(14,038)	—	(86)	—	—	(86)
Issuance of common stock under employee stock purchase plan	1,130,337	—	3,238	—	—	3,238
Stock-based compensation expense	—	—	24,710	—	—	24,710
Other comprehensive income	—	—	—	829	—	829
Net loss	—	—	—	—	(66,065)	(66,065)
Balance as of September 30, 2022	455,453,036	$45	$2,167,968	$1,632	$(1,350,325)	$819,320
Issuance of common stock upon exercise of stock options	96,443	—	49	—	—	49
Issuance of common stock upon release of restricted stock units	1,631,315	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(19,311)	—	(58)	—	—	(58)
Stock-based compensation expense	—	—	25,585	—	—	25,585
Other comprehensive income	—	—	—	(1,943)	—	(1,943)
Net loss	—	—	—	—	(91,961)	(91,961)
Balance as of December 31, 2022	457,161,483	$45	$2,193,544	$(311)	$(1,442,286)	$750,992
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
7

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(457,870)	$(247,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,171	24,918
Amortization and impairment of internal-use software	4,374	3,214
Stock-based compensation expense	101,198	93,768
(Gain) loss on disposal of property and equipment	(5)	—
Loss on disposition of Lemonaid Health Limited	2,026	—
Impairment of long-lived assets	—	10,126
Goodwill impairment	198,800	—
Other operating activities	(504)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net (includes related party amounts of $19 and $(3,636) for the nine months ended December 31, 2023 and 2022, respectively)	(16,257)	(23,428)
Inventories	(5,420)	(1,172)
Deferred cost of revenue	(6,846)	(6,636)
Prepaid expenses and other current assets	(4,490)	3,772
Operating lease right-of-use assets	5,341	5,570
Other assets	755	(711)
Accounts payable (includes related party amounts of $3,879 and $(12,567) for the nine months ended December 31, 2023 and 2022, respectively)	669	(23,305)
Accrued expenses and other current liabilities (includes related party amounts of $42 and $4,090 for the nine months ended December 31, 2023 and 2022, respectively)	(5,906)	4,265
Deferred revenue (includes related party amounts of $8,247 and $13,762 for the nine months ended December 31, 2023 and 2022, respectively)	32,948	45,996
Operating lease liabilities	(6,483)	(6,708)
Other liabilities	(36)	(2,539)
Net cash used in operating activities	(138,535)	(120,429)
Cash flows from investing activities:
Purchases of property and equipment	(850)	(2,854)
Proceeds from sale of property and equipment	6	—
Capitalized internal-use software costs	(6,636)	(5,163)
Net cash used in investing activities	(7,480)	(8,017)
Cash flows from financing activities:
Proceeds from exercise of stock options	687	3,933
Proceeds from issuance of common stock under employee stock purchase plan	1,411	3,238
Payments of deferred offering costs	(356)	—
Payments for taxes related to net share settlement of equity awards	(158)	—
Net cash provided by financing activities	1,584	7,171
Effect of exchange rates on cash and cash equivalents	—	694
Net decrease in cash, cash equivalents and restricted cash	(144,431)	(120,581)
Cash, cash equivalents and restricted cash—beginning of period	395,222	561,755
Cash, cash equivalents and restricted cash—end of period	$250,791	$441,174
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$213	$472
Stock-based compensation capitalized for internal-use software costs	$2,927	$2,239
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$242,418	$432,801
Restricted cash, current	1,399	1,399
Restricted cash, noncurrent	6,974	6,974
Total cash, cash equivalents and restricted cash	$250,791	$441,174
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
8

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
The Company has evaluated how it is organized and managed and has identified two reporting segments: (1) Consumer and Research Services, and (2) Therapeutics.
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
For the three and nine months ended December 31, 2023 and 2022, the Company’s operations were primarily in the United States. The Company had immaterial operations in the United Kingdom (“U.K.”) prior to the disposition of its U.K. subsidiary on August 1, 2023.
There have been no material changes to the Company’s significant accounting policies during the nine months ended December 31, 2023, as compared to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of December 31, 2023 and for the three and nine months ended December 31, 2023 and 2022 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in
9

accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the fiscal year ended March 31, 2023 (the “audited consolidated financial statements”) that were included in the Company’s Annual Report on Form 10-K filed with the SEC on May 25, 2023. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of December 31, 2023 and its condensed consolidated results of operations and cash flows for the nine months ended December 31, 2023 and 2022. The results of operations for the three and nine months ended December 31, 2023 are not necessarily indicative of the results expected for the year ending March 31, 2024 or any other future interim or annual periods.
Fiscal Year
The Company’s fiscal year ends on March 31. References to fiscal 2024 refer to the fiscal year ending March 31, 2024 and references to fiscal 2023 and fiscal 2022 refer to the fiscal years ended March 31, 2023 and March 31, 2022, respectively.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to the determination of standalone selling price for various performance obligations; the estimated expected benefit period for the rate and recognition pattern of breakage revenue for purchases where a saliva collection kit (“Kit”) is never returned for processing; the capitalization and estimated useful life of internal use software; the useful life of long-lived assets; fair value of intangible assets acquired in business combinations; the fair value of reporting units relative to the carrying amount of goodwill; the incremental borrowing rate for operating leases; stock-based compensation including the determination of the fair value of stock options, annual incentive bonuses payable in the form of restricted stock units (“RSUs”), as well as the Company’s common stock prior to the Closing Date of the Merger; and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates, and such differences could be material to the condensed consolidated financial statements.
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
A single supplier accounted for 100% of the Company’s total purchases of microarrays and a separate single supplier accounted for 100% of the Company’s total purchases of Kits for the three and nine months ended December 31, 2023 and 2022. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three and nine months ended December 31, 2023 and 2022.
10

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents, and accounts receivable. The Company maintains a majority of its cash and cash equivalents with a single high-quality financial institution, the composition and maturities of which are regularly monitored by the Company. The Company’s revenue and accounts receivable are derived primarily from the United States. See Note 3, “Revenue,” for additional information regarding geographical disaggregation of revenue. The Company grants credit to its customers in the normal course of business, performs credit evaluations of its significant customers on an as-needed basis, and does not require collateral. Concentrations of credit risk are limited as the Company’s trade receivables are primarily related to third parties, which collect its credit card receivables, and large multinational corporations. The Company regularly monitors the aging of accounts receivable balances.
Significant customer information is as follows:

	December 31, 2023	March 31, 2023
Percentage of accounts receivable:
Customer C(1)	86%	69%
Customer F	*	27%
*less than 10%
(1)Customer C is a reseller.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Percentage of revenue:
Customer C(1)	19%	22%	20%	20%
Customer B	—	20%	8%	18%
(1)Customer C is a reseller.
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
Goodwill
Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. The Company tests goodwill each fiscal year on January 1st for impairment at the Consumer and Research Services reporting unit level. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Performance of the qualitative impairment assessment requires judgment in identifying and considering the significance of relevant events and circumstances, including external factors such as macroeconomic and industry conditions and the legal and regulatory environment, as well as entity-specific factors, such as actual and planned financial performance or sustained market declines, that could impact the fair value of the Consumer and Research Services reporting unit. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company will perform a quantitative impairment test in which the fair value of the reporting unit is compared with its carrying amount, and an impairment charge will be recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. For results of the Company's goodwill impairment analysis performed as of December 31, 2023, see Note 8, “Balance Sheet Components — Goodwill.”

11

Contingencies
    Liabilities for loss contingencies arising from claims, disputes, legal proceedings, fines and penalties, and other sources are recorded when it is probable that a liability has been or will be incurred and the amount of the liability can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Recoveries of such legal costs from insurance policies are recognized when realization becomes probable and estimable.
Liquidity
The Company’s operations have been financed primarily through the sales of equity securities and revenue from sales of PGS, telehealth, and research services. During fiscal 2022, the Company received gross proceeds of $309.7 million from the Merger and $250.0 million from the PIPE investment consummated in connection with the Merger. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future due to the investments it intends to continue to make in research and development to capitalize on market opportunities and drive long-term growth, as well as operating expenses incurred within general and administrative, and sales and marketing. The Company may require additional financing to fund operations to meet its business plan. The Company’s ability to obtain additional financing depends on a number of factors, including, but not limited to, the market price of the Company’s Class A common stock, the availability and cost of additional equity capital, the Company’s ability to retain the listing of its Class A common stock on The Nasdaq Stock Market, and the general economic and industry conditions affecting the availability and cost of capital.
On November 10, 2023, the Company received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department, notifying the Company that it is not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires the Company to maintain a minimum bid price of at least $1 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). The Company’s failure to comply with the Minimum Bid Requirement was based on its Class A common stock per share price being below the $1 threshold for a period of 30 consecutive trading days. Pursuant to the Nasdaq Letter, the Company has 180 calendar days from the date of the Nasdaq Letter to regain compliance, and may be eligible for up to an additional 180 days in accordance with applicable Nasdaq rules. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), its common stock will become subject to delisting. The Company intends to monitor the closing bid price of its common stock during the compliance period(s) and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.
Neither the Nasdaq Letter nor the Company’s noncompliance with the Minimum Bid Requirement have an immediate effect on the listing or trading of the Company’s Class A common stock, which will continue to trade on The Nasdaq Stock Market under the symbol “ME.”
As of December 31, 2023, the Company had cash and cash equivalents of $242.4 million. Based on current cash resources and the implementation of the previously-disclosed reductions in force in June and August 2023, the Company believes its cash and cash equivalents will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the issuance of these condensed consolidated financial statements. Management considers that there are no conditions or events in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date the condensed consolidated financial statements are issued.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Updated (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. We are currently evaluating the impacts of the new standard.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024 and may be adopted on a
12

prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impacts and method of adoption.
3.    Revenue
Disaggregation of Revenue
The following table presents revenue by category:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(in thousands, except percentages)
Point in Time (1)
PGS	$29,241	65%	$37,499	56%	$95,202	61%	$117,300	57%
Telehealth	5,894	13%	8,592	13%	21,051	14%	27,124	13%
Consumer services	35,135	78%	46,091	69%	116,253	75%	144,424	70%
Research services	1,506	3%	—	—	3,859	2%	—	—
Total	$36,641	81%	$46,091	69%	$120,112	77%	$144,424	70%

Over Time (1)
PGS	$5,835	13%	$5,100	7%	$16,505	11%	$14,316	7%
Telehealth	1,928	4%	2,451	4%	6,350	4%	7,471	3%
Consumer services	7,763	17%	7,551	11%	22,855	15%	21,787	10%
Research services	343	1%	13,298	20%	12,643	8%	40,901	20%
Total	$8,106	18%	$20,849	31%	$35,498	23%	$62,688	30%

Revenue by Category (1)
PGS	$35,076	78%	$42,599	64%	$111,707	72%	$131,616	63%
Telehealth	7,822	18%	11,043	16%	27,401	17%	34,595	17%
Consumer services	42,898	96%	53,642	80%	139,108	89%	166,211	80%
Research services	1,849	4%	13,298	20%	16,502	11%	40,901	20%
Total	$44,747	100%	$66,940	100%	$155,610	100%	$207,112	100%
(1)There was no Therapeutics revenue for the three and nine months ended December 31, 2023 and 2022.
The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(in thousands, except percentages)
United States	$39,217	88%	$46,770	70%	$124,728	80%	$147,425	71%
United Kingdom	2,139	5%	16,194	24%	20,657	13%	47,198	23%
Canada	2,382	5%	2,866	4%	7,110	5%	8,744	4%
Other regions	1,009	2%	1,110	2%	3,115	2%	3,745	2%
Total	$44,747	100%	$66,940	100%	$155,610	100%	$207,112	100%
13

Breakage Revenue
The Company sells through multiple channels, including direct-to-consumer via the Company’s website and through online retailers. If the customer does not return the Kit for processing, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. The Company recognized breakage revenue from unreturned Kits of $4.4 million and $6.8 million for the three months ended December 31, 2023 and 2022, respectively, and $13.4 million and $17.8 million for the nine months ended December 31, 2023 and 2022, respectively.
Contract Balances
Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The amount of contract assets was immaterial as of December 31, 2023 and March 31, 2023.
Contract liabilities consist of deferred revenue. As of December 31, 2023 and March 31, 2023, deferred revenue for consumer services was $74.7 million and $48.6 million, respectively. Of the $48.6 million of deferred revenue for consumer services as of March 31, 2023, the Company recognized $5.3 million and $36.8 million as revenue during the three and nine months ended December 31, 2023, respectively.
As of December 31, 2023 and March 31, 2023, deferred revenue for research services was $20.7 million and $14.0 million, respectively. As of December 31, 2023 and March 31, 2023, deferred revenue for research services included $20.0 million and $11.8 million, respectively, of related party deferred revenue. Of the $14.0 million of deferred revenue for research services as of March 31, 2023, the Company recognized $0.1 million and $13.7 million as revenue during the three and nine months ended December 31, 2023, respectively, which included related party revenue amounts of nil and $11.8 million for the three and nine months ended December 31, 2023, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) to not disclose the value of unsatisfied performance obligations for PGS and telehealth as those contracts have an expected length of one year or less. As of December 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $21.6 million. The Company expects to recognize revenue of approximately 28% of this amount over the next 12 months and the remainder thereafter. During the three and nine months ended December 31, 2023 and 2022, the Company did not recognize any revenue for performance obligations satisfied in prior periods.
4.    Collaborations

GlaxoSmithKline Agreement and Subsequent Amendments

In July 2018, the Company and an affiliate of GlaxoSmithKline (“GSK”) entered into a four-year exclusive drug discovery and development collaboration agreement, amended in 2019 and 2021, respectively (collectively the “original GSK Agreement”) for collaboration on identification and development of therapeutic agents with a unilateral option for GSK to extend the term for an additional year. In January 2022, GSK elected to exercise the option to extend the exclusive target discovery term for an additional year to July 2023. In October 2022, the Company received a one-time payment of $50.0 million from GSK in consideration of the exercise of the option pursuant to the original GSK Agreement. The exclusive drug discovery period under the original GSK Agreement expired on July 23, 2023.

The Company has concluded that GSK is considered a customer. Therefore, the Company applied the guidance in ASC 606 to account for and present consideration received from GSK related to research services provided by the Company. The Company’s activities under the original GSK Agreement, which included reporting, drug target discovery, and joint steering committee participation, represented one combined performance obligation to deliver research services. The Company recognized research services revenue related to the original GSK Agreement as the respective performance obligations were satisfied using an input method to measure progress. In addition, the original GSK Agreement, provided GSK the right to include certain identified pre-existing Company programs in the collaboration at GSK’s election, each of which was considered distinct from the research services.
14

Prior to the expiration of the original GSK Agreement, drug targets were identified for inclusion in the collaboration during the performance of research services. Cost sharing related to the performance of research services was recorded when incurred within cost of revenue in the Consumer and Research Services segment.
For the drug targets that had been identified for inclusion in the original collaboration, the Company and GSK continue to equally share in the costs of further research, development, and commercialization of identified targets under the GSK Agreement, subject to certain rights of either party to opt-out of funding at certain predetermined development milestones. These cost-sharing charges for the program costs incurred subsequent to the identification of drug targets have been included in research and development expense on the condensed consolidated statements of operations and comprehensive loss during the period incurred. The Company may also share in the net profits or losses of products that are commercialized pursuant to the collaboration or receive royalties on products which are successfully commercialized.
In October 2023, the Company entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in the Company’s database (the “New Data”), as well as access to certain Company research services with respect to such New Data in return for a $20.0 million data access fee, which the Company received during the three months ended December 31, 2023. The license to the New Data will expire one year from the date GSK provides the Company with a notice that GSK is ready to use the New Data (notice is anticipated no later than September 30, 2024 and had not yet been received as of December 31, 2023), unless the parties enter into a separate extension agreement. Pursuant to the 2023 GSK Amendment, the Company opted-out of cost-sharing and other research and development obligations with respect to three programs initiated by GSK and the Company under the original GSK Agreement. The Company will retain rights to receive low to mid-single digit royalties on net sales of products developed in these three programs.
The Company recognized research services revenue related to the original GSK Agreement of nil and $13.1 million during the three months ended December 31, 2023 and 2022, respectively, and $11.8 million and $36.3 million during the nine months ended December 31, 2023 and 2022, respectively. The Company did not recognize research services revenue related to the 2023 GSK Amendment during the three or nine months ended December 31, 2023.
As of December 31, 2023, the Company had deferred revenue of $20.0 million, related to the 2023 GSK Amendment. As of March 31, 2023, the Company had deferred revenue related to the original GSK Agreement of $11.8 million. Cost-sharing amounts incurred prior to the identification of targets included in cost of revenue were immaterial for the three months ended December 31, 2022 and each of the nine months ended December 31, 2023 and 2022. There were no cost-sharing amounts incurred prior to the identification of targets included in cost of revenue for the three months ended December 31, 2023. Cost-sharing amounts incurred subsequent to the identification of targets, included in research and development expenses, were $2.8 million and $3.3 million during the three months ended December 31, 2023 and 2022, respectively, and $11.0 million and $9.5 million during the nine months ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and March 31, 2023, the Company had $15.8 million and $11.9 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within accounts payable and accrued expenses and other current liabilities on the condensed consolidated balance sheets.
GSK’s affiliate, Glaxo Group Limited, held shares of the Company’s Class B common stock representing approximately 19.9% and 20.1% of the Company’s combined voting power as of December 31, 2023 and March 31, 2023, respectively; therefore, GSK is considered as a related party to the Company.
5.    Segment Information
The Company currently operates in two reporting segments: (1) Consumer and Research Services, and (2) Therapeutics. The Consumer and Research Services segment consists of revenue and expenses from PGS and telehealth, as well as research services revenue and expenses from certain collaboration agreements (including the GSK Agreement). The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. Substantially all of the Company’s revenues are derived from the Consumer and Research Services segment. See Note 3, “Revenue — Revenue Recognition,” for additional information regarding revenue. There are no inter-segment sales.
Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM (as defined below). These amounts are included in Unallocated Corporate in the reconciliations below. The chief operating decision-maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM evaluates the performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, and other items that are considered unusual or
15

not representative of underlying trends of our business, including but not limited to: changes in fair value of warrant liabilities and litigation settlements, gains or losses on dispositions of subsidiaries, transaction-related costs, and cyber security incident expenses, net of probable insurance recoveries, if applicable for the periods presented.
Adjusted EBITDA is a key measure used by the Company’s management and Board of Directors to understand and evaluate the Company’s operating performance and trends, to prepare and approve the annual budget, and to develop short-term and long-term operating plans.
The Company’s revenue and Adjusted EBITDA by segment is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Segment Revenue: (1)
Consumer and Research Services	$44,747	$66,940	$155,610	$207,112
Total revenue	$44,747	$66,940	$155,610	$207,112
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(20,620)	$(8,313)	$(32,895)	$(22,986)
Therapeutics Adjusted EBITDA	(16,528)	(21,471)	(73,890)	(58,599)
Unallocated Corporate (2)	(10,587)	(13,488)	(35,803)	(41,057)
Total Adjusted EBITDA	$(47,735)	$(43,272)	$(142,588)	$(122,642)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(277,976)	$(91,961)	$(457,870)	$(247,558)
Adjustments:
Interest income, net	(3,230)	(3,671)	(11,289)	(5,307)
Other (income) expense, net	(23)	(855)	(501)	267
Provision for (benefit from) income taxes	19	(613)	55	(2,139)
Depreciation and amortization	4,921	5,257	13,873	15,512
Amortization of acquired intangible assets	2,397	4,265	9,673	12,847
Impairment of acquired intangible assets	—	9,968	—	9,968
Stock-based compensation expense	26,357	34,338	101,198	93,768
Loss on disposition of Lemonaid Health Limited and transaction-related costs (3)	—	—	2,375	—
Litigation settlement cost	—	—	98	—
Goodwill impairment (4)	198,800	—	198,800	—
Cyber security incident expenses, net of probable insurance recoveries (5)	1,000	—	1,000	—
Total Adjusted EBITDA	$(47,735)	$(43,272)	$(142,588)	$(122,642)
(1)There was no Therapeutics revenue for the three and nine months ended December 31, 2023 and 2022.
(2)Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(3)Refer to Note 17, “Disposition of Subsidiary” for additional information.
(4)Refer to Note 8, “Goodwill” for additional information.
(5)Refer to Note 11, “Cyber Security Incident” for additional information.

Customers accounting for 10% or more of segment revenues were as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,

	2023		2022		2023		2022

	(in thousands)
Consumer and Research Services Segment Revenue:
Customer C (1) (2)	$8,681	19%	$14,680	22%	$31,432	20%	$41,365	20%
Customer B (3)	—	—	$13,068	20%	$11,753	8%	$36,258	18%

(1)Customer C is a reseller.
(2)Customer C revenues are primarily in the United States.
(3)Customer B revenues are in the U.K.
Revenue by geographical region can be found in the revenue recognition disclosures in Note 3, “Revenue.” Substantially all of the Company’s property and equipment, net of depreciation and amortization, was located in the United States during the periods presented. The reporting segments do not present total assets as they are not reviewed by the CODM when evaluating their performance.
6.    Variable Interest Entities
In providing telehealth services that include professional medical consultations, the Company maintains relationships with various affiliated professional medical corporations (“PMCs”). Additionally, with respect to its telehealth services involving the sale of prescription products, the Company maintains relationships with affiliated pharmacies (collectively, the “Affiliated Pharmacies”) to fill prescriptions that are ordered by the Company’s patients. The Company determined that the PMCs and Affiliated Pharmacies are variable interest entities (“VIEs”) due to the respective equity holders having nominal capital at risk, and the Company having a variable interest in each of the PMCs and Affiliated Pharmacies. The Company consolidated the PMCs and Affiliated Pharmacies under the VIE model since the Company has the power to direct activities that most significantly impact the VIEs’ economic performance and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIEs. Under the VIE model, the Company presents the results of operations and the financial position of the VIEs as part of the condensed consolidated financial statements of the Company.
Furthermore, as a direct result of the financial support the Company provides to the VIEs (e.g., loans), the interests held by holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the VIEs. Therefore, all income and expenses recognized by the VIEs are allocated to the Company’s stockholders.
The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the VIEs after elimination of intercompany transactions were not material as of December 31, 2023 and March 31, 2023. Total revenue included on the condensed consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $7.8 million and $10.0 million for the three months ended December 31, 2023 and 2022, respectively, and $25.3 million and $31.1 million for the nine months ended December 31, 2023 and 2022, respectively. Net loss attributable to the VIEs included on the condensed consolidated statements of operations and comprehensive loss was $3.2 million and $3.8 million for the three months ended December 31, 2023 and 2022, respectively, and $9.1 million and $5.9 million for the nine months ended December 31, 2023 and 2022, respectively.
7.    Fair Value Measurements
Recurring Fair Value Measurements
The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date as of December 31, 2023 and March 31, 2023.

The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2023 and March 31, 2023:

	December 31, 2023				March 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$237,000	$237,000	$—	$—	$372,000	$372,000	$—	$—
Total financial assets	$237,000	$237,000	$—	$—	$372,000	$372,000	$—	$—
Cash equivalents consist primarily of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value during the nine months ended December 31, 2023 and the fiscal year ended March 31, 2023.
Nonrecurring Fair Value Measurements
Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis. During fiscal 2023, the Company recorded a $10.0 million impairment charge to write down the value of the U.K. partnership acquired intangible asset to its estimated fair value. During the three and nine months ended December 31, 2023, the Company recorded a $198.8 million impairment charge to write down the value of its goodwill to its estimated fair value. See Note 8, “Balance Sheet Components — Goodwill.”
8.    Balance Sheet Components
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consisted of the following:

	December 31, 2023	March 31, 2023
	(in thousands)
Prepaid expenses	$11,454	$13,244
Other receivables	5,867	3,003
Other current assets	2,779	2,977
Prepaid expenses and other current assets	$20,100	$19,224

Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31, 2023	March 31, 2023
	(in thousands)
Computer and software	$9,580	$10,376
Laboratory equipment and software	52,803	52,785
Furniture and office equipment	8,963	8,946
Leasehold improvements	41,061	40,964
Capitalized asset retirement obligations	853	853
Property and equipment, gross	113,260	113,924
Less: accumulated depreciation and amortization	(82,990)	(75,316)
Property and equipment, net	$30,270	$38,608
Depreciation and amortization expense was $2.9 million and $3.7 million for the three months ended December 31, 2023 and 2022, respectively, and $8.9 million and $11.5 million for the nine months ended December 31, 2023 and 2022, respectively. There were no impairments to property and equipment for the three and nine months ended December 31, 2023, and an immaterial impairment to property and equipment for the three and nine months ended December 31, 2022.
Internal-Use Software, Net
Internal-use software, net consisted of the following:

	December 31, 2023	March 31, 2023
	(in thousands)
Capitalized internal-use software	$33,349	$25,180
Less: accumulated amortization	(13,522)	(9,519)
Internal-use software, net	$19,827	$15,661
The Company capitalized $2.7 million and $3.5 million in internal-use software during the three months ended December 31, 2023 and 2022, respectively, and $9.6 million and $7.8 million in internal-use software during the nine months ended December 31, 2023 and 2022, respectively. In addition, the Company wrote off $1.1 million of internal-use software in the three months ended September 30, 2023 related to the disposition of Lemonaid Health Limited; refer to Note 17, “Disposition of Subsidiary” for additional information. During the three and nine months ended December 31, 2023, the Company wrote off an immaterial impairment charge related to internal-use software that will not be utilized in the future. Impairment to internal-use software was nil and $0.5 million during the three and nine months ended December 31, 2022, respectively.
Amortization and impairment of internal-use software was $1.9 million and $1.1 million for the three months ended December 31, 2023 and 2022, respectively, and $4.4 million and $3.6 million for the nine months ended December 31, 2023 and 2022, respectively.

Intangible Assets, Net
Intangible assets, net consisted of the following:

	December 31, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.0	$14,900	$(14,900)	$—
Partnerships	7.8	9,000	(1,950)	7,050
Trademark	2.8	11,000	(4,767)	6,233
Developed technology	4.8	24,100	(7,460)	16,640
Non-compete agreements	2.8	2,800	(1,213)	1,587
Patents	4.8	5,500	(1,776)	3,724
Total intangible assets		$67,300	$(32,066)	$35,234

	March 31, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.6	$14,900	$(10,554)	$—	$—	$4,346
Partnerships	8.6	23,200	(4,385)	(9,968)	(1,122)	7,725
Trademark	3.6	11,000	(3,117)	—	—	7,883
Developed technology	5.6	24,100	(4,877)	—	—	19,223
Non-compete agreements	3.6	2,800	(793)	—	—	2,007
Patents	5.5	5,500	(1,164)	—	—	4,336
Total intangible assets		$81,500	$(24,890)	$(9,968)	$(1,122)	$45,520
Amortization expense for intangible assets was $2.6 million and $4.5 million for the three months ended December 31, 2023 and 2022, respectively, and $10.3 million and $13.4 million for the nine months ended December 31, 2023 and 2022, respectively.
During the third quarter of fiscal 2023, due to decreased revenue associated with a delayed product launch and margin forecasts for the U.K. partnership business, the Company performed an interim quantitative impairment test for the U.K. partnership asset group as of December 31, 2022. The fair value of the asset group was calculated using a discounted cash flow and was determined to be lower than its carrying value. As a result, the Company recorded a $10.0 million impairment charge to write down the value of the partnership intangible asset to its estimated fair value. The charge was recorded within sales and marketing expenses in its Consumer and Research Services segment in the condensed consolidated statements of operations and comprehensive loss during the third quarter of fiscal 2023. There was no impairment to intangible assets during the three and nine months ended December 31, 2023.

Estimated future amortization expense of the identified intangible assets as of December 31, 2023 was as follows:

Estimated Amortization
(in thousands)
Fiscal years ending March 31,
Remainder of 2024 (Remaining three months)	$1,980
2025	7,919
2026	7,919
2027	6,769
2028	5,006
Thereafter	5,641
Total estimated future amortization expense	$35,234
Goodwill
The following table presents the changes in the carrying amount of goodwill for the Consumer and Research Services reporting unit.

Amount

(in thousands)
As of March 31, 2023	$351,744
Less: Impairment	(198,800)
As of December 31, 2023	$152,944
As a result of a sustained decline in market capitalization, based on the Company’s publicly quoted share price, lower than expected financial performance and macroeconomic conditions that existed during the three months ended December 31, 2023, the Company performed an impairment assessment of goodwill acquired as part of the Lemonaid Health acquisition. The Company utilized the income approach (discounted cash flow method) corroborated by the market approach (guideline public company method), which are Level 3 non-recurring fair value measurements. The Company recognized a non-cash, pre-tax goodwill impairment charge of $198.8 million during the three and nine months ended December 31, 2023, which was included in goodwill impairment in the unaudited condensed consolidated statements of operations and comprehensive loss in the Consumer and Research Services segment. There was no impairment to goodwill for the three and nine months ended December 31, 2022.

Accrued Expense and Other Current Liabilities
Accrued expense and other current liabilities consisted of the following:

	December 31, 2023	March 31, 2023
	(in thousands)
Accrued payables	$13,090	$17,030
Accrued compensation and benefits	4,601	5,898
Accrued vacation	7,310	8,839
Accrued bonus	5,740	21,600
Accrued clinical expenses	10,172	11,707
Accrued taxes and other	1,211	1,356
Total accrued expenses and other current liabilities	$42,124	$66,430

9.    Restructuring
In June 2023, the Company approved a reduction in force intended to restructure and strategically align its workforce with the Company’s strategy and to reduce the Company’s operating costs, primarily in the Consumer and Research Services segment. In August 2023, the Company approved a reduction in force primarily intended to restructure and strategically align the Therapeutics workforce. As a result, during the three and nine months ended December 31, 2023, the Company recorded restructuring charges of $1.5 million and $8.4 million, respectively, within restructuring and other charges in the condensed consolidated statements of operations, of which $0.5 million and $6.7 million, respectively, was related to cash severance payments and benefits continuation.
The following table shows the total amount incurred and accrued related to one-time employee termination benefits:

One-Time Employee Termination Benefits
(in thousands)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2023	$—
Restructuring charges incurred during the period	8,368
Amounts paid during the period	(8,237)
Accrued restructuring costs included in accrued expenses and other current liabilities as of December 31, 2023	$131
The Company does not expect to incur any further material expenses in connection with the reduction in force events that occurred in June and August 2023.
10.    Leases
The Company has entered into operating leases for its corporate offices, lab facilities, and storage spaces, with remaining contractual periods ranging from 2.0 years to 7.6 years. For the Company’s facility in Sunnyvale, California, there is an option to extend the lease for a period of 7 years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in its right-of-use (“ROU”) assets and lease liabilities as of December 31, 2023. The Company did not have any finance leases for all the periods presented.
For the three months ended December 31, 2023 and 2022, the Company recorded operating lease costs of $3.4 million and $3.3 million, respectively, and variable operating lease costs of $1.5 million and $1.4 million, respectively. For each of the nine months ended December 31, 2023 and 2022, the Company recorded operating lease costs of $10.1 million, and variable operating lease costs of $4.0 million.

As of December 31, 2023, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were as follows:

December 31, 2023
(in thousands)
Fiscal years ending March 31,
Remainder of 2024 (Remaining three months)	$2,560
2025	15,474
2026	15,946
2027	15,472
2028	11,666
Thereafter	41,430
Total future operating lease payments	102,548
Less: imputed interest	(23,726)
Total operating lease liabilities	$78,822
11.    Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into agreements containing non-cancelable purchase commitments for goods or services with various parties. As of December 31, 2023, the Company had a total of $22.2 million in outstanding non-cancelable purchase obligations with a term of 12 months or longer.
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
Cyber Security Incident
On October 10, 2023, the Company reported that certain profile information, was accessed from individual 23andMe.com accounts without the account users’ authorization (the “incident”).
The Company incurred $2.7 million in one-time expenses related to the incident, offset by $1.7 million of probable insurance recoveries, during the three months ended December 31, 2023, primarily consisting of technology consulting services, legal fees, and expenses of other third-party advisors.
As of the filing date of this Form 10-Q, as a result of the incident, multiple class action claims have been filed against the Company in federal and state court in California, as well as in other U.S. and international jurisdictions, which the Company is defending. These cases are at an early stage, and the Company cannot predict the outcome. The Company is also assessing its response to notices filed by consumers under the California Consumer Privacy Act and to inquiries from various governmental officials and agencies.
The full scope of the costs and related impacts of this incident and related litigation, including, without limitation, the availability of its cyber and other insurance policies to offset some of these costs, cannot be estimated at this time. While the Company believes the investigation into these matters is complete, the Company may become aware of new or different information or information that differs from that contained in this Form 10-Q.

Indemnification
The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, collaborators, landlords, vendors, and contractors. Pursuant to these arrangements, the Company agrees to indemnify, defend, and hold harmless the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the fair value of these provisions is not material. The Company maintains insurance, including commercial general liability insurance and product liability insurance, to offset certain potential liabilities under these indemnification provisions. In addition, the Company indemnifies its officers, directors, and certain key employees against claims made with respect to matters that arise while they are serving in their respective capacities as such, subject to certain limitations set forth under applicable law, the Company’s Bylaws, and applicable indemnification agreements. As of December 31, 2023, the Company was not aware of any known events or circumstances that have resulted in a material claim related to these indemnification obligations.
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
Earn-Out Shares
As of December 31, 2023 and March 31, 2023, the Class A common stock included 3,814,125 shares held by VGAC founders (“Earn-Out Shares”) that are subject to a lock-up of seven years from the Closing Date. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period, and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of December 31, 2023, the Company did not meet any earn out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505, Equity.
Reserve for Issuance
The Company has the following shares of Class A common stock reserved for future issuance, on an as-if-converted basis:

	December 31, 2023	March 31, 2023
Outstanding stock options	73,646,882	68,050,752
Outstanding restricted stock units	41,347,332	26,562,566
Remaining shares available for future issuance under Amended and Restated 2021 Incentive Equity Plan	90,697,138	55,922,182
Remaining shares available for future issuance under Employee Stock Purchase Plan	11,839,766	13,349,302
Total shares of common stock reserved	217,531,118	163,884,802

At-the-Market (“ATM”) Offering
On February 6, 2023, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company may sell shares of its Class A common stock for an aggregate up to $150.0 million under at-the-market offering program (the “ATM program”). The Company will pay Cowen a commission of 3.0% of the gross proceeds for our Class A common stock sold through the ATM program. As of December 31, 2023, the Company had not made any sales under the ATM program.
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
On September 6, 2023 (the “Effective Date”), the Company’s stockholders approved the 23andMe Holding Co. Amended and Restated 2021 Incentive Equity Plan (the “A&R Plan”). The terms of the A&R Plan replace the existing terms of the 2021 Plan. The A&R Plan was adopted to, among other things, (i) increase the number of shares authorized for issuance by 75,000,000 shares of Class A common stock of the Company, (ii) increase the percentage of shares that may automatically be added on an annual basis to the number of authorized shares from 3% to 5%, (iii) increase the individual annual compensation limit for non-employee directors from $300,000 to $400,000 and to provide that the limit applies on a fiscal-year basis, (iv) revise what constitutes a change of control of the Company, (v) add additional performance measures, and (vi) implement certain other modifications and clarifications as set forth in the A&R Plan. The maximum aggregate number of shares of Class A common stock that may be issued under the A&R Plan with respect to awards granted on or after the Effective Date is the sum of (i) 75,000,000 shares of Class A common stock, (ii) any shares of Class A common stock that remain available for awards under the 2021 Plan as of the Effective Date, and (iii) any shares of Class A common stock subject to outstanding awards under the 2021 Plan as of the Effective Date that are payable in shares and that expire, are forfeited, or are otherwise terminated without having been exercised, vested, or settled in full, or are paid in cash, as applicable, on or after the Effective Date, subject to adjustment as described in the A&R Plan. As of December 31, 2023, 205,691,352 shares of the Company’s Class A common stock remained available for future issuance under the A&R Plan.
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
Under the A&R Plan, RSUs may be granted to employees, non-employee directors and consultants. The RSUs generally vest ratably over a period ranging from one to four years and are subject to the participant’s continuing service to the Company over that period, except for the RSUs issued under the Annual Incentive Plan (the “2022 AIP”) as discussed below, which vest immediately upon issuance. Until vested, RSUs do not have the voting and dividend participation rights of common stock and the shares underlying the awards are not considered issued and outstanding.
In February 2022, the Compensation Committee of the Company’s Board of Directors adopted a RSU conversion and deferral program for non-employee directors. The purpose of the program is to provide non-employee directors with the option to convert all or a portion of their cash compensation into a RSU award under the A&R Plan and the opportunity to defer settlement of all or a portion of their RSU awards. As of December 31, 2023, four non-employee directors have elected to convert all of their cash compensation into RSU awards, and two non-employee directors have elected to defer settlement of their RSU awards under the program.
On June 9, 2022, the Compensation Committee of the Company’s Board of Directors adopted the 2022 AIP, pursuant to which, beginning in fiscal 2023, which began on April 1, 2022, employees and certain service providers of 23andMe, Inc. and its affiliates were eligible to receive annual incentive bonuses in the form of cash or RSUs issued by the Company under the A&R Plan, based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics. On June 5 and July 14, 2023, the fiscal 2023 annual incentive bonuses were paid in the form of RSUs based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics and as determined by the Compensation Committee of the Company’s Board of Directors. The number of RSUs granted was determined by dividing the dollar amount of the 2022 AIP annual incentive bonuses for fiscal 2023 by the trailing average closing price of the Company’s Class A common stock for the 20 days preceding the date of payment, resulting in the grant of 9,019,049 shares underlying fully-vested RSUs.
The Company accounts for the RSUs issued under the 2022 AIP (the “2022 AIP RSUs”) as liability awards, and adjusts the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. The Company recorded stock-based compensation expense of $(2.5) million and $10.0 million related to the 2022 AIP RSUs for the three months ended December 31, 2023 and 2022, respectively, and $4.3 million and $19.8 million related to the 2022 AIP RSUs for the nine months ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and March 31, 2023, the liability of the 2022 AIP RSUs was $5.3 million and $18.9 million, respectively, which was included in other current liabilities on the condensed consolidated balance sheet.
Stock Option Activity
Stock option activity and activity regarding shares available for grant under the A&R Plan are as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, years, and per share data)
Balance as of March 31, 2023	68,050,752	$4.20	6.0	$10,621
Granted	13,097,016	$1.25
Exercised	(1,517,517)	$0.45
Canceled/forfeited/expired	(5,983,369)	$5.02
Balance as of December 31, 2023	73,646,882	$3.69	5.6	$1,555
Vested and exercisable as of December 31, 2023	51,938,674	$4.14	4.4	$1,555
The weighted average grant date fair value per share of options granted was $0.87 and $2.42 for the nine months ended December 31, 2023 and 2022, respectively. The total intrinsic value of vested options exercised for the nine months ended December 31, 2023 and 2022 was $1.2 million and $4.4 million, respectively. As of December 31, 2023, unrecognized stock-based compensation expense related to unvested stock options was $37.7 million, which is expected to be recognized over a weighted-average period of 2.4 years. Due to a valuation allowance on deferred tax assets, the Company did not recognize any tax expense or benefit from stock option exercises for the three and nine months ended December 31, 2023 and 2022.
The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.

The weighted average Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
	Min	Max	Min	Max	Min	Max	Min	Max
Expected term (years)	—	—	6.0	6.0	5.8	6.0	6.0	6.8
Expected volatility	—	—	79%	79%	78%	79%	76%	81%
Risk-free interest rate	—	—	4.2%	4.2%	3.6%	4.4%	2.8%	4.2%
Expected dividend yield	—	—	—	—	—	—	—	—
There were no stock options granted during the three months ended December 31, 2023.
Restricted Stock Units
The following table summarizes the RSU activity under the equity incentive plans and related information:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2023	26,562,566	$4.73
Granted	42,910,981	$1.82
Vested	(18,421,168)	$3.09
Canceled/forfeited	(9,708,287)	$3.65
Balance as of December 31, 2023	41,344,092	$2.69
As of December 31, 2023, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $102.9 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Stock Subject to Vesting
In November 2021, in connection with the Lemonaid Acquisition, the Company granted 3,747,027 shares of Class A common stock with an aggregate grant date fair value of $43.9 million to two recipients, each of whom was a former stockholder and officer of Lemonaid Health (each, a “Former Lemonaid Officer”) and each of whom, following the closing of the Lemonaid Acquisition, joined the Company’s management team. The shares were scheduled to vest over a four-year period in quarterly installments beginning on February 1, 2022, subject to the respective recipient’s continued employment with the Company. In connection with the Lemonaid Acquisition, each of these recipients entered into a relinquishment agreement that provides that during the four-year period that commenced on November 1, 2021 (the “Protection Period”), the Company will not (i) terminate the recipient’s employment without cause, (ii) materially reduce the recipient’s base salary or the benefits to which similarly-situated executive employees of the Company or the Company’s subsidiaries are entitled, other than a broad-based reduction to the same extent that applies to such similarly-situated executive employees, or (iii) relocate the recipient’s principal place of employment to a location outside of a 50-mile radius of their current principal place of employment. If any such event occurs during the Protection Period or in the event of recipient’s death or disability, then the unvested portion(s) of these awards will immediately vest.
On June 30, 2023, the employment of one of the Former Lemonaid Officers terminated, which resulted in $22.0 million of stock-based compensation expense related to these awards to be recognized within general and administrative expenses. On November 1, 2023, the employment of the other Former Lemonaid Officer terminated, which resulted in $3.1 million of stock-based compensation expense related to these awards to be recognized within general and administrative expenses.
The Company recognized total stock-based compensation expense related to these awards of $3.3 million and $2.8 million for the three months ended December 31, 2023 and 2022, respectively, and $28.4 million and $8.2 million for the nine months ended December 31, 2023 and 2022, respectively, within general and administrative expenses. As of December 31, 2023, there was no remaining unamortized stock-based compensation expense associated with these awards.

Employee Stock Purchase Plan
On June 10, 2021, the shareholders of VGAC approved the 23andMe Holding Co. Employee Stock Purchase Plan (“ESPP”). A total of 11,420,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. Pursuant to the terms of the ESPP, the number of shares of the Company’s Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023, by the lesser of (i) an amount equal to one percent (1.0%) of the total number of shares of Class A and Class B common stock outstanding as of the last day of the immediately preceding December 31st, (ii) 5,000,000 shares, or (iii) a lesser number of shares as determined by the Board of Directors in its discretion. As of December 31, 2023, 4,151,849 shares of the Company’s Class A common stock have been issued and 11,839,766 shares remained available for future issuance under the ESPP.
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
The Company estimated the fair value of ESPP granted using the Black-Scholes option-pricing model. The fair value of ESPP is being amortized on a straight-line basis over the requisite service period, which is the withholding period. The weighted average Black-Scholes assumptions used to value ESPP at the grant dates are as follows:

	Nine Months Ended December 31,
	2023		2022
	Min	Max	Min	Max
Expected term (years)	0.5	1.0	0.5	1.0
Expected volatility	67%	73%	98%	109%
Risk-free interest rate	5.4%	5.5%	3.3%	3.5%
Expected dividend yield	—	—	—	—
During the three months ended December 31, 2023 and 2022, no shares were issued under the ESPP. During the nine months ended December 31, 2023 and 2022, 1,509,536 and 1,130,337 shares, respectively, were issued under the ESPP.
Stock-Based Compensation
Total stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, was included in costs and expenses as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Cost of revenue	$1,024	$3,200	$4,993	$8,940
Research and development	6,250	15,188	28,880	39,267
Sales and marketing	1,095	2,444	4,829	7,336
General and administrative(1)	17,007	13,506	60,873	38,225
Restructuring and other charges	981	—	1,623	—
Total stock-based compensation expense	$26,357	$34,338	$101,198	$93,768
(1)Includes $10.8 million and $32.8 million of stock-based compensation charges related to the termination of two Former Lemonaid Officers during the three and nine months ended December 31, 2023, respectively.

14.    Net Loss Per Share Attributable to Common Stockholders
The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A common stock and Class B common stock under the two-class method.
No dividends were declared or paid for the three and nine months ended December 31, 2023 and 2022.
The Company’s stock options, RSUs, restricted stock awards subject to vesting, and estimated shares to be issued under the ESPP are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Net loss attributable to common stockholders was equivalent to net loss for all periods presented.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(181,143)	$(96,833)	$(57,490)	$(34,471)	$(295,367)	$(162,503)	$(144,000)	$(103,558)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	313,320,274	167,489,272	283,449,950	169,957,252	304,922,409	167,760,811	261,728,144	188,221,685
Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.58)	$(0.20)	$(0.20)	$(0.97)	$(0.97)	$(0.55)	$(0.55)
The potential shares of Class A common stock outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive were as follows:

	Three and Nine Months Ended December 31,
	2023	2022
Outstanding stock options	73,646,882	69,089,621
Unvested restricted stock units	41,347,332	27,745,454
Shares subject to vesting	—	2,810,271
ESPP	5,670,804	3,713,166
Liability RSU awards	—	724,506
Total	120,665,018	104,083,018
There were no potential shares of Class B common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented.

15.    Retirement Benefit Plans
The Company has established a 401(k) retirement plan that allows participating employees in the U.S. to contribute as defined by the plan and is subject to limitations under Section 401(k) of the Code. The Company matches the greater of 100% of the first 2% or 100% of the first $2,300 (subject to annual compensation and contribution limits) of employee contributions. The Company recognized matching contributions cost of $0.7 million and $0.8 million for the three months ended December 31, 2023 and 2022, respectively, and $2.1 million and $1.9 million for the nine months ended December 31, 2023 and 2022, respectively.
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
An immaterial tax provision and a tax benefit of $0.6 million was recognized for the three months ended December 31, 2023 and 2022, respectively, and an immaterial tax provision and a tax benefit of $2.1 million was recognized for the nine months ended December 31, 2023 and 2022, respectively. The provision tax expense and benefit from income taxes is reflected on the condensed consolidated statements of operations and comprehensive loss for the periods. The Company continues to maintain a full valuation allowance on the remaining net deferred tax assets of the U.S. entities as it is more likely than not that the Company will not realize the deferred tax assets. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.
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
17.    Disposition of Subsidiary
Disposition of Lemonaid Health Limited
On August 1, 2023, the Company completed the sale of Lemonaid Health Limited, its wholly-owned, indirect U.K. subsidiary. Lemonaid Health Limited was not a significant subsidiary, and the disposition of Lemonaid Health Limited did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for Lemonaid Health Limited were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements.” During the nine months ended December 31, 2023, the Company recorded $2.4 million of loss on the disposition of Lemonaid Health Limited and transaction-related costs within general and administrative expenses. The Company does not expect to incur any further material expenses in connection with the disposition.
18.    Subsequent Event
In January 2024, the Company entered into a research services agreement (the “TWF Agreement”) and related statement of work (the “initial SOW”) with the Troper Wojcicki Foundation (“TWF”) with the goal of expanding scientific knowledge in the field of lung cancer using the Company’s phenotype and genotype data to build large scale research cohorts. Susan Wojcicki is a director and officer of TWF, and a sibling of the Company's CEO, Anne Wojcicki, and therefore we have determined that TWF is a related party. The TWF Agreement has a term of five years through December 21, 2028. The fees under the initial SOW are $5.4 million, payable in installments over the term of the TWF Agreement, with certain payments being subject to specified milestones being achieved.

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
We pioneered direct-to-consumer genetic testing, giving consumers unique, personalized information about their genetic health risks, ancestry, and traits. We were the first company to obtain Food and Drug Administration (“FDA”) authorization for a direct-to-consumer genetic test, and we are the only company to have FDA authorization, clearance, or an exemption from premarket notification for all of the carrier status, genetic health risk, cancer predisposition, and pharmacogenetics reports that we offer to customers. As of December 31, 2023, we had over 65 health and carrier status reports that were available to customers in the U.S.
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
In November 2023, we launched 23andMe+ Total Health (“Total Health”), our comprehensive ongoing prevention and early detection health membership. Our Total Health service combines subscription and telehealth offerings with the addition of next generation sequencing covering 200x more hereditary disease-causing variants than our personal genome service reports (50,000+ variants in Total Health compared to 250 in Carrier Status and Genetic Health Risk reports). Total Health also includes, blood testing and access to genetics-based clinical care.
We believe that we can revolutionize research through our premier database of genetic and phenotypic information provided by our millions of engaged customers. We have built the world’s largest crowdsourced platform for genetic research. We believe that this platform allows us to accelerate research at an unprecedented scale, enabling us to discover insights into the origins of diseases and to speed the discovery and development of novel therapies.
We are developing a broad portfolio of genetically validated therapeutic candidates for a variety of diseases across different therapeutic areas with high unmet medical need. We have a diversified and differentiated portfolio, including programs in clinical development, as well as multiple discovery stage programs. Each of our programs has been validated through our human genetics drug discovery platform. We believe that the combination of a genetically validated discovery platform, to increase the probability of technical success, and a maturing therapeutic portfolio will position us for long-term success in our goal to advance next-generation, targeted medicines for people living with serious and life-threatening diseases.

Our Therapeutics business focuses on the use of genetic insights to validate and develop novel therapies to improve patients’ lives. We currently have research programs across several therapeutic areas, including oncology, respiratory, and cardiovascular diseases. In July 2018, we signed an exclusive agreement with an affiliate of GlaxoSmithKline plc (“GSK”) to leverage genetic insights to validate, rapidly progress development, and commercialize useful new drugs to market (the “GSK Agreement”). As the exclusive target discovery term of the GSK Agreement concluded in July 2023, we are able to pursue new target discovery collaborations with other parties that leverage our extensive database, maturing capabilities and successful drug discovery track record through our work with GSK. We will continue to collaborate with GSK on a number of ongoing programs per the GSK Agreement. In October 2023, we entered into an amendment to the GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data of the Company’s database (the “New Data”), as well as access to certain of our research services with respect to such New Data. See Note 4, “Collaborations” to our condensed consolidated financial statements for details.
Our first joint immuno-oncology antibody collaboration program with GSK targeting CD96 (GSK6097608, or GSK’608) entered clinical trials in 2020. We elected to take a royalty option on the program per the terms of the GSK Agreement in January 2022. GSK will be solely responsible for GSK’608’s subsequent development in later-stage clinical trials, including all development costs incurred after December 31, 2023.
23ME-01473 is a joint immuno-oncology antibody program that was initiated as a collaboration program with GSK under the terms of the GSK Agreement. 23ME-01473 targets the ULBP6 proteins in the NKG2D pathway. We announced on January 31, 2024, that 23andMe has filed an IND (Investigational New Drug Application) to initiate a Phase 1 study for this program and that the FDA has issued a "Study May Proceed" letter for this program.
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
We operate in two reporting segments: (1) Consumer and Research Services and (2) Therapeutics. See the “Basis of Presentation” section below for further details on segments.
Key Factors Affecting Results of Operations
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2023 Form 10-K, as amended and supplemented in our subsequent Quarterly Reports on Form 10-Q.
New Customer Acquisition
PGS. Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by the rate of sales of our PGS Kits. Revenue from our PGS business, primarily composed of Kit sales, represented approximately 78% and 64% of our total revenues for the three months ended December 31, 2023 and 2022, respectively, and approximately 72% and 64% of our total revenues for the nine months ended December 31, 2023 and 2022, respectively. In addition, Kit sales are a source of subscribers to our subscription service, which represented approximately 12% and 6% of our total revenue during the three months ended December 31, 2023 and 2022, respectively, and approximately 9% and 5% of our total revenues for the nine months ended December 31, 2023 and 2022, respectively. We expect PGS revenues to fluctuate in the near-term and to grow long-term, as we continue to evolve our product offerings across Kit sales and our subscription service, and introduce new products or features that enhance or add value for customers and members. This will be achieved by increasing awareness of our current and new offerings in existing markets and expanding into new markets.
Purchasing patterns of our Kits are largely influenced by product innovation, marketing spend, and varying levels of price discounting on our products. Sales and marketing expenses are typically higher during promotional windows that align with gift-giving portions of the year, with an emphasis on the holiday period, other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day, and major Amazon sales events such as Prime Day, which may change from year to year. Over time, we expect the seasonality of our business to continue, with pronounced increases in revenue recognized in the fourth fiscal quarter, following our holiday promotions. For the three months ended December 31, 2023,

PGS Kit sales were lower than expected and lower than the prior year quarter. This decrease could have a negative impact on revenue and financial results in fiscal 2024.
Telehealth. Our ability to attract new patients and members is a key factor for the future growth of our telehealth business. Revenue from our telehealth business represented approximately 18% and 16% of our total revenue during the three months ended December 31, 2023 and 2022, respectively, and approximately 17% of our total revenues for each of the nine months ended December 31, 2023 and 2022. There are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, and competition continues to intensify.
Engagement of Research Participants
Our ability to conduct research and grow our database of genotypic and phenotypic information depends on our customers’ willingness to consent to participate in our research. As of December 31, 2023, over 80% of our customers have consented to participate in research. These customers permit us to use their de-identified data in our research and many of them regularly respond to our research surveys, providing us with phenotypic data in addition to the genetic data in their DNA samples. We analyze this genotypic and phenotypic data and conduct genome-wide association studies and phenome-wide association studies, which enable us to determine whether particular genetic variants affect the likelihood of individuals developing certain diseases. Our customers can withdraw their consent to participate in research at any time.
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
Development of Therapeutic Product Candidates
Our ability to successfully identify and develop therapeutic product candidates will determine the success of our Therapeutics business over time. Developing therapeutic product candidates with novel genetic evidence requires a significant investment of resources over a prolonged period of time. While our current strategy includes making continued investments in this area, we expect the investment level to be lower than in prior years. As of March 31, 2023, we had over 50 programs in our pipeline in various stages of research and development, including two product candidates in clinical development, as well as multiple discovery stage programs, that have been selected and are being pursued by us or by GSK through our collaboration.
We have incurred, and will continue to incur, significant research and development costs for preclinical studies and clinical trials. We expect that our research and development expenses will continue to constitute a significant portion of our expenses in future periods.
Collaborations
Substantially all of our research services revenues were generated from the GSK Agreement.
The exclusive target discovery term under the GSK Agreement expired in July 2023. As discussed above, in October 2023, we entered into the 2023 GSK Amendment. See Note 4, “Collaborations” to our condensed consolidated financial statements for details. Our ability to enter into new collaboration agreements will affect our research services revenues. If we are unable to enter into additional collaboration agreements, our future research services revenue may decline.
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
Expansion into New Categories and Customer Retention

We launched our 23andMe+ subscription service in October 2020, and through our acquisition of Lemonaid Health, Inc. (“Lemonaid Health”), we began providing access to telehealth services in November 2021. In November 2023, we launched Total Health, our comprehensive ongoing prevention and early detection health membership.
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
Similarly, the success of our telehealth business is dependent on our ability to attract and retain patients and members, as well continuing to expand our offerings in related products and services categories. Category expansion allows us to increase the number of patients to whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current patients. Expanding into new categories will require financial investments in additional headcount, marketing and customer acquisition expenses, additional operational capabilities, and may require the purchase of new inventory. If we are unable to generate sufficient demand in new categories, we may not recover the financial investments we make into new categories and revenue may not increase in the future.
Our Total Health product combines select features and services of our subscription and telehealth offerings. As such, the success of the Total Health product will depend on factors similar to those described above.
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
We expect to continue investing in our business to capitalize on market opportunities and the long-term growth of our Company. We plan to continue to invest in our research and development efforts and in marketing to acquire new customers and drive brand awareness, and also expect to incur software development costs as we work to enhance our existing products, expand the depth of our subscription service, and design new offerings, including additional primary care offerings. In addition, we expect to continue to incur increased expenses associated with operating as a public company. The expenses we incur may vary significantly by quarter depending, for example, on when significant hiring takes place, and as we focus on building out different aspects of our business. We regularly evaluate our capital allocation approach to make sure our capital is being used for the highest value-creating activities and in the most efficient manner. This may require changes to investment levels, how we operate, or are structured to ensure alignment to business priorities.
Recent Developments
In June 2023, we undertook a reduction in force intended to restructure and strategically align our workforce with our strategy and to reduce operating costs. The reduction in force involved approximately 9% of the then-current workforce. The restructuring charges were primarily related to the Consumer and Research Services segment.
In August 2023, we undertook a reduction in force primarily intended to restructure and strategically align the Therapeutics workforce. The reduction in force involved approximately 11% of the Company’s then-current workforce and 47% of the then-current Therapeutics segment.
On October 10, 2023, we reported that certain profile information, was accessed from individual 23andMe.com accounts without the account users’ authorization (the “incident”). In early December, the Company published its determination that the threat actor was able to access a very small percentage of user accounts (“Credential Stuffed Accounts”), and a significant number of DNA Relative profiles (approximately 5.5 million) and Family Tree profiles (approximately 1.5 million), each of which were connected to the Credential Stuffed Accounts. The Company believes that the threat actor activity is contained. We believe that the direct or indirect business impacts of the incident could negatively affect our financial results, and as of the filing date of this Form 10-Q, we are not able to predict whether the direct or indirect impacts of this incident could have a material effect on our future financial condition and/or results of operations. See Note 11, “Commitments and Contingencies — Cyber Security Incident.”
On October 27, 2023, we entered into the 2023 GSK Amendment to provide GSK with a non-exclusive license to certain new, de-identified, aggregated New Data, as well as access to certain of our research services with respect to such New Data. See Note 4 “Collaborations.”
On November 10, 2023, we received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department, notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of at least $1 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). See Note 2, “Summary of Significant Accounting Policies — Liquidity.”

In connection with our annual goodwill impairment assessment as of January 1, 2024, we identified a sustained decline in market capitalization, based on our publicly quoted share price, lower than expected financial performance and macroeconomic conditions that existed during the three months ended December 31, 2023. As of December 31, 2023, we concluded that it was more likely than not that the estimated fair value of the Consumer and Research Services reporting unit was less than its carrying value. Accordingly, in connection with our annual test as of January 1, 2024, we completed our annual goodwill impairment assessment and recorded a goodwill impairment charge See Note 8, “Balance Sheets Components — Goodwill.”
In January 2024, we entered into a research services agreement (the “TWF Agreement”) and related statement of work (the “initial SOW”) with the Troper Wojcicki Foundation (“TWF”) with the goal of expanding scientific knowledge in the field of lung cancer using our phenotype and genotype data to build large scale research cohorts. Susan Wojcicki is a director and officer of TWF, and a sibling of our CEO, Anne Wojcicki, and therefore we have determined that TWF is a related party. The TWF Agreement has a term of five years through December 21, 2028. The fees under the initial SOW are $5.4 million, payable in installments over the term of the TWF Agreement, with certain payments being subject to specified milestones being achieved.
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
We operate in two reporting segments: (1) Consumer and Research Services and (2) Therapeutics. The Consumer and Research Services segment consists of our PGS and telehealth business, as well as research services that we perform under agreements with third parties, including the GSK Agreement, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development, including the continuation of any jointly-developed collaboration programs that were identified during the exclusive target discovery term of the GSK Agreement. During the three and nine months ended December 31, 2023 and 2022, all our revenues were derived from our Consumer and Research Services segment. See “Adjusted EBITDA” section below.
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe that the following metrics are useful in evaluating our business:
•PGS Customers. “Customers” means individuals who have registered a PGS Kit and provided their DNA sample. We view Customers as an important metric to assess our financial performance because each Customer has registered a Kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming subscribers to our 23andMe+ subscription service, especially if they consent to participate in our research. We had approximately 14.8 million and 14.1 million Customers as of December 31, 2023 and March 31, 2023, respectively.
•Consenting Customers. “Consenting Customers” are Customers who have affirmatively opted in to participate in our research program. Consenting Customers are critical to our research programs and to the continuing growth of our database, which we use to identify drug targets and to generate new and interesting additional ancestry and health reports. Moreover, Consenting Customers respond to our research surveys, providing useful phenotypic data about their traits, habits, and lifestyles, which we analyze using de-identified data to determine whether a genetic variant makes an individual more or less likely to develop certain diseases. A Consenting Customer is likely to be more engaged with our brand, which may lead to the purchase of our 23andMe+ subscription service and to participation in further research studies, helping us to advance our research. As of December 31, 2023, over 80% of our Customers were Consenting Customers.
•Subscribers. This metric represents the number of subscribers who have signed up for our 23andMe+ subscription service, which was launched in October 2020. We believe that 23andMe+, and any other future subscription offerings, will position us for future growth, as the membership model, which is annual for 23andMe+, represents a previously untapped source of recurring revenue. We are continually investing in new reports and features to provide to subscribers as part of the 23andMe+ membership, which we believe will enhance customer lifetime value as customers can make new discoveries about themselves. We believe that this, in turn, will help to scale our customer acquisition costs and create expanding network effects. As of March 31, 2023 and 2022, our 23andMe+ membership base had approximately 640,000 and 425,000 subscribers, respectively.
•Adjusted EBITDA. Adjusted EBITDA is the measure of segment profitability reported to our CEO, the CODM. See “—Adjusted EBITDA” below for further details and a reconciliation of Adjusted EBITDA to net loss.
Components of Results of Operations
Revenue
We recognize revenue, in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
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
Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the volume of PGS Kit sales recognized, the prices we charge for our PGS products and research services, the prices we charge for telehealth services (medical visits, pharmacy services, and memberships), the fees we incur for lab processing PGS Kits, the costs we incur for medical services and prescription drug costs, the revenues from our collaboration agreements, and the personnel costs to fulfill them. We expect our Consumer and Research Services gross margin to increase over the long term as subscription revenues become a higher percentage of revenue mix, although our gross margin may fluctuate from period to period. Substantially all our research services revenue in the periods presented was derived from the GSK Agreement, the exclusive target discovery term of which expired in July 2023. In October 2023, we entered into the 2023 GSK amendment to provide GSK with a non-exclusive license to certain new, de-identified, aggregated New Data, as well as access to certain of our research services with respect to such New Data. See Note 4, “Collaborations” to our condensed consolidated financial statements for details. If we are unable to add new research services agreements, our research services revenue may decline substantially.
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
Research and Development Expenses
Our research and development expenses support our efforts to add new services and features to our existing services, and to ensure the reliability and scalability of our services across our Consumer and Research Services segment. Research and development expenses also include our efforts to discover and genetically validate new therapeutic product candidates and continue to develop our portfolio of existing therapeutic product candidates, either our own proprietary programs or those in collaboration with partners across our Therapeutics segment. Research and development expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our research and development personnel, collaboration expenses, preclinical and clinical trial costs, laboratory services and supplies costs, third-party data services, and allocated overhead.
We plan to continue to invest in our research and development efforts. We intend to make investments in therapeutics research and development efforts as we progress clinical trials for either our own proprietary or collaboration programs, such as the GSK collaboration. Our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
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
Goodwill Impairment Charge
Goodwill impairment charge includes the impairment loss recognized on goodwill. Goodwill is assessed for impairment on an annual basis and whenever events and circumstances indicate that the asset may be impaired at the Consumer and Research Services reporting unit. We compare the fair value of our Consumer and Research Services reporting unit to its carrying value. If the carrying value exceeds our Consumer and Research Services reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds Consumer and Research Services reporting unit’s fair value. See Note 8, “Balance Sheet Components — Goodwill.”
Other Income (Expense)
Other income (expense) includes interest income, net, and other income (expense), net. Interest income, net primarily consists of interest income earned on our cash deposits and cash equivalents. Other income (expense), net primarily consists of effects of changes in foreign currency exchange rates, and other non-operating income and expenditures.
Provision for Income Taxes
Income tax expense provision primarily consisted of separate state tax expense generated by one of the variable interest entities. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations
Comparisons for the Three and Nine Months Ended December 31, 2023 and 2022
The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended December 31, 2023 and 2022, respectively, and for the nine months ended December 31, 2023 and 2022, respectively, and the dollar and percentage change between the two periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Revenue	$44,747	$66,940	$(22,193)	(33%)	$155,610	$207,112	$(51,502)	(25%)
Cost of revenue (1)	24,811	36,189	(11,378)	(31%)	83,265	112,598	(29,333)	(26%)
Gross profit	19,936	30,751	(10,815)	(35%)	72,345	94,514	(22,169)	(23%)
Operating expenses:
Research and development (1)	41,720	57,270	(15,550)	(27%)	158,637	161,877	(3,240)	(2%)
Sales and marketing (1)	27,683	39,879	(12,196)	(31%)	68,669	98,148	(29,479)	(30%)
General and administrative (1)	31,446	30,702	744	2%	107,476	89,226	18,250	20%
Restructuring and other charges (1)	1,497	—	1,497	100%	8,368	—	8,368	100%
Goodwill impairment	198,800	—	198,800	100%	198,800	—	198,800	100%
Total operating expenses	301,146	127,851	173,295	136%	541,950	349,251	192,699	55%
Loss from operations	(281,210)	(97,100)	(184,110)	190%	(469,605)	(254,737)	(214,868)	84%
Other income (expense):
Interest income, net	3,230	3,671	(441)	(12%)	11,289	5,307	5,982	113%
Other income (expense), net	23	855	(832)	(97%)	501	(267)	768	(288%)
Loss before income taxes	(277,957)	(92,574)	(185,383)	200%	(457,815)	(249,697)	(208,118)	83%
Provision for (benefit from) income taxes	19	(613)	632	(103%)	55	(2,139)	2,194	(103%)
Net loss	$(277,976)	$(91,961)	$(186,015)	202%	$(457,870)	$(247,558)	$(210,312)	85%
(1)Includes stock-based compensation expense as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Cost of revenue	$1,024	$3,200	$(2,176)	(68%)	$4,993	$8,940	$(3,947)	(44%)
Research and development	6,250	15,188	(8,938)	(59%)	28,880	39,267	(10,387)	(26%)
Sales and marketing	1,095	2,444	(1,349)	(55%)	4,829	7,336	(2,507)	(34%)
General and administrative (a)	17,007	13,506	3,501	26%	60,873	38,225	22,648	59%
Restructuring and other charges	981	—	981	100%	1,623	—	1,623	100%
Total stock-based compensation expense	$26,357	$34,338	$(7,981)	(23%)	$101,198	$93,768	$7,430	8%
(a)Includes $10.8 million and $32.8 million of stock-based compensation charges related to the termination of two Former Lemonaid Officers during the three and nine months ended December 31, 2023, respectively.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	55%	54%	54%	54%
Gross profit	45%	46%	46%	46%
Operating expenses:
Research and development	93%	86%	102%	78%
Sales and marketing	62%	60%	44%	47%
General and administrative	70%	46%	69%	43%
Restructuring and other charges	4%	—	5%	—
Goodwill impairment	444%	—	128%	—
Total operating expenses	673%	191%	348%	169%
Loss from operations	(628%)	(145%)	(302%)	(123%)
Other income (expense):
Interest income, net	7%	6%	8%	2%
Other income (expense), net	—	1%	—	—
Loss before income taxes	(621%)	(138%)	(294%)	(122%)
Provision for (benefit from) income taxes	—%	(1%)	—%	(1%)
Net loss	(621%)	(137%)	(294%)	(121%)
Revenue
Total revenue decreased by $22.2 million, or 33%, for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022. The decrease in total revenue was due to a $11.5 million decrease in research services revenue, primarily attributable to a decrease of $13.1 million related to the GSK Agreement which concluded in July 2023, while the prior year period included three months of GSK Agreement revenue. Revenue under research contracts with other third parties increased by $1.6 million compared to the prior year quarter. The decrease in total revenue was also driven by a $10.7 million decrease in consumer services revenue, which included a decrease of $9.0 million in PGS Kit revenue driven mainly by lower PGS Kit sales volume, as well as a lower average selling price due to greater seasonal promotions and discounts versus the prior year quarter. In addition, there was a $3.2 million decrease in telehealth services revenue, primarily driven by lower pharmacy sales and medical visits compared to the prior period. These decreases were partially offset by a $1.5 million increase in consumer subscription services revenue. There was no therapeutics revenue for the three months ended December 31, 2023 and 2022.
Total revenue decreased by $51.5 million, or 25%, for the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022. The decrease in total revenue was due to a $27.1 million decrease in consumer services revenue, which included a decrease of $24.2 million in PGS Kit revenue driven mainly by lower PGS Kit sales volume, partially offset by a higher average selling price due to favorable price realization versus the prior year period. In addition, there was a $7.2 million decrease in telehealth services revenue primarily due to lower pharmacy sales and medical visits compared to the prior year period. These decreases were partially offset by a $4.3 million increase in consumer subscription services revenue. The decrease in total revenue was also driven by a $24.4 million decrease in research services revenue, primarily attributable to a decrease of $24.5 million related to the GSK Agreement which concluded in July 2023, while the prior year period included nine months of GSK Agreement revenue. This decrease was partially offset by an increase in revenue under other research contracts with third parties of $0.1 million. There was no therapeutics revenue for the nine months ended December 31, 2023 and 2022.
Cost of Revenue, Gross Profit and Gross Margin
Total cost of revenue decreased by $11.4 million, or 31%, for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022. Cost of revenue for consumer services decreased by $8.9 million, driven by a decrease in the cost of revenue for PGS of $4.6 million primarily due to lower shipping and fulfillment, lab supplies and processing, and Kit costs due to lower PGS Kit sales volume, as well as a decrease in personnel-related expenses. In addition, there was a $4.3 million reduction in telehealth services cost of revenue primarily from lower personnel-related expenses and its share of related overhead allocations following the disposition of Lemonaid Health Limited during the three months ended September 30, 2023, as well as lower shipping and pharmaceutical supplies costs due to lower sales volume. Cost of revenue for Research Services decreased by $2.5 million primarily due to lower project hours incurred related to the GSK Agreement, which concluded in July 2023.
Total cost of revenue decreased by $29.3 million, or 26%, for the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022. Cost of revenue for consumer services decreased by $23.1 million, driven by a decrease in the cost of revenue for PGS of $14.9 million primarily due to lower shipping and fulfillment, lab supplies and processing, and Kit costs due to lower PGS Kit sales volume, as well as a decrease in depreciation and equipment expenses. In addition, there was a $8.2 million reduction in telehealth services cost of revenue primarily from lower personnel-related expenses and its share of related overhead allocations following the disposition of Lemonaid Health Limited during the three months ended September 30, 2023, as well as lower outside services expenses, shipping and pharmaceutical supplies costs due to lower sales volume. Cost of revenue for research services decreased by $6.2 million primarily due to lower project hours incurred related to the GSK Agreement, which concluded in July 2023.
Our gross profit decreased by $10.8 million, or 35%, to $19.9 million for the three months ended December 31, 2023, from $30.8 million for the three months ended December 31, 2022. The decrease in gross profit was primarily due to a substantial decrease in research services gross profit as a result of the conclusion of the GSK Agreement in July 2023, and to a lesser degree, a decrease in consumer gross profit. Our gross margin declined slightly from 46% for the three months ended December 31, 2022 to 45% for the three months ended December 31, 2023. The decrease in gross margin was primarily due to a decrease in research services gross margin, resulting from the conclusion of the GSK Agreement, mostly offset by an increase in gross margin for consumer services due to continued growth of our subscription services, as well as a decrease in telehealth services cost of revenue following the June 2023 reduction in force and the disposition of Lemonaid Health Limited.
Our gross profit decreased by $22.2 million, or 23%, to $72.3 million for the nine months ended December 31, 2023, from $94.5 million for the nine months ended December 31, 2022. The decrease in gross profit was primarily due to a substantial decrease in research services gross profit as a result of the conclusion of the GSK Agreement in July 2023, and to a lesser degree, a decrease in consumer services gross profit. Our gross margin remained constant at 46% for the nine months ended December 31, 2023 and 2022. While the gross margin for research services remained constant, there was improvement in gross margin for consumer services due to continued growth of our subscription services, a higher average selling price on PGS Kits, and a decrease in telehealth services cost of revenue following the June 2023 reduction in force and the disposition of Lemonaid Health Limited.
Gross margin has historically been higher for activities associated with research services than for consumer services, which includes PGS Kits, subscription and telehealth services.
Research and Development Expenses
The following table sets forth our research and development expenses for the three and nine months ended December 31, 2023 and 2022, and the dollar and percentage change between the two periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Personnel-related expenses	$21,868	$34,487	$(12,619)	(37%)	$83,486	$95,647	$(12,161)	(13%)
Lab-related research services	6,646	9,287	(2,641)	(28%)	35,454	24,798	10,656	43%
Depreciation, amortization, equipment, and supplies, net of capitalized internal-use software	2,020	1,760	260	15%	4,424	6,348	(1,924)	(30%)
Facilities, overhead allocations and other	11,186	11,736	(550)	(5%)	35,273	35,084	189	1%
Total research and development expenses	$41,720	$57,270	$(15,550)	(27%)	$158,637	$161,877	$(3,240)	(2%)
Research and development expenses for the three months ended December 31, 2023 decreased to $41.7 million, as compared to $57.3 million for the three months ended December 31, 2022. The $15.6 million, or 27%, decrease was primarily attributable to a $12.6 million decrease in personnel-related expenses, including an $8.5 million decrease in non-cash stock-based compensation expense, primarily due to the adjustments to the 2022 AIP related to fiscal 2024 expected achievement and the June and August 2023 reductions in force. See Note 9, “Restructuring” to our condensed consolidated financial statements for details. In addition, there was a $2.6 million decrease in lab-related research services from our proprietary and collaboration therapeutics programs, primarily due to significant activity in the prior year quarter.
Research and development expenses for the nine months ended December 31, 2023 decreased to $158.6 million, as compared to $161.9 million for the nine months ended December 31, 2022. The $3.2 million, or 2%, decrease was primarily attributable to a $12.2 million decrease in personnel-related expenses, including an $8.8 million decrease in non-cash stock-based compensation expense, primarily due to the June and August 2023 reductions in force, as well as a $1.9 million decrease in depreciation, amortization, equipment, and supplies, net of capitalized internal-use software, primarily due to increased capitalization of internal-use software from higher labor rates and a greater number of project hours in development during the nine months ended December 31, 2023. These decreases were partially offset by a $10.7 million increase in lab-related research services from advancing our proprietary and collaboration therapeutics programs.
For the three months ended December 31, 2023 and 2022, 55% and 50% of total research and development expenses were attributable to the Consumer and Research Services segment, respectively, and 45% and 50% were attributable to our Therapeutics segment, respectively. For the nine months ended December 31, 2023 and 2022, 47% and 53% of total research and development expenses were attributable to the Consumer and Research Services segment, respectively, and 53% and 47% were attributable to our Therapeutics segment, respectively.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses for the three and nine months ended December 31, 2023 and 2022, and the dollar and percentage change between the two periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

	(in thousands, except percentages)
Advertising and brand	$18,881	$17,375	$1,506	9%	$38,570	$50,290	$(11,720)	(23%)
Personnel-related expenses	4,123	5,682	(1,559)	(27%)	13,481	17,100	(3,619)	(21%)
Intangibles amortization and impairment, depreciation, equipment, and supplies	1,946	13,804	(11,858)	(86%)	8,271	21,520	(13,249)	(62%)
Facilities, overhead allocations and other	2,733	3,018	(285)	(9%)	8,347	9,238	(891)	(10%)
Total sales and marketing expenses	$27,683	$39,879	$(12,196)	(31%)	$68,669	$98,148	$(29,479)	(30%)
Sales and marketing expenses for the three months ended December 31, 2023 amounted to $27.7 million, as compared to $39.9 million for the three months ended December 31, 2022. The decrease of $12.2 million, or 31%, was primarily driven by a $11.9 million decrease in intangible asset amortization and impairment, depreciation, equipment and supplies due to the write-off of the U.K. partnership asset during the three months ended December 31, 2022 that was acquired from the Lemonaid Acquisition.
Sales and marketing expenses for the nine months ended December 31, 2023 amounted to $68.7 million, as compared to $98.1 million for the nine months ended December 31, 2022. The decrease of $29.5 million, or 30%, was primarily driven by a $13.1 million decrease in intangible asset amortization and impairment, depreciation, equipment, and supplies due to the write-off of the U.K. partnership asset during the three months ended December 31, 2022 that was acquired from the Lemonaid Acquisition. In addition, there was a $11.7 million decrease in advertising and brand-related expenses due to fewer marketing campaigns and a $3.6 million decrease in personnel-related expenses, including a $2.5 million decrease in non-cash stock-based compensation expense, primarily due to a modification charge during the prior year period as well as adjustments to the 2022 AIP related to fiscal 2024 expected achievement.
General and Administrative Expenses
Total general and administrative expenses increased by $0.7 million, or 2%, from $30.7 million for the three months ended December 31, 2022 to $31.4 million for the three months ended December 31, 2023. The increase in general and administrative expenses was primarily due to an $10.8 million non-cash stock-based compensation charge as a result of the departure of a Former Lemonaid Officer. See Note 13, “Equity Incentive Plans and Stock-Based Compensation” to our condensed consolidated financial statements for details. This charge was mostly offset by a $7.9 million decrease in payroll-related expenses, including other stock-based compensation of $7.1 million, due to the June 2023 reduction in force and adjustments to the 2022 AIP related to fiscal 2024 expected achievement. There was also a $2.2 million decrease in insurance premiums, outside services. overhead allocations and other expenses.
Total general and administrative expenses increased by $18.3 million, or 20%, from $89.2 million for the nine months ended December 31, 2022 to $107.5 million for the nine months ended December 31, 2023. The increase in general and administrative expenses was primarily due to $32.8 million of non-cash stock-based compensation charges as a result of the departure of both Former Lemonaid Officers. See Note 13, “Equity Incentive Plans and Stock-Based Compensation” to our condensed consolidated financial statements for details. These charges were offset by an $9.8 million decrease in payroll-related expenses, including other stock-based compensation of $9.5 million, due to the June 2023 reduction in force and lower expected achievement of the 2022 AIP for fiscal 2024 compared to the prior period, as well as a $2.5 million decrease in insurance premiums, and a $2.2 million decrease in outside services and other expenses.
Restructuring and Other Charges
Restructuring and other charges for the three months ended December 31, 2023 were $1.5 million, which consisted of employee severance and termination benefits related to the August 2023 reduction in force for employees that had extended service period arrangements.
Restructuring and other charges for the nine months ended December 31, 2023 were $8.4 million, which consisted primarily of employee severance and termination benefits related to the June 2023 and August 2023 reductions in force, of which $1.6 million was non-cash stock-based compensation expense. See Note 9, “Restructuring” to our condensed consolidated financial statements for details.
There were no restructuring and other charges incurred during the three and nine months ended December 31, 2022.
Goodwill Impairment
During the three months ended December 31, 2023, as a result of a decline in market capitalization, based on the Company's publicly quoted share price, lower than expected financial performance and macroeconomic conditions, we performed an impairment assessment of goodwill. Based on our quantitative assessment we determined the carrying value of our Consumer and Research Services reporting unit exceeded its fair value as of December 31, 2023, and as a result, we recorded a goodwill impairment charge of $198.8 million during the three and nine months ended December 31, 2023. We did not have a similar impairment charge during the three and nine months ended December 31, 2022. See Note 8, “Balance Sheet Components — Goodwill” to our condensed consolidated financial statements for details.
Interest Income, net
Interest income, net decreased by $0.4 million from $3.7 million for the three months ended December 31, 2022 to $3.2 million for the three months ended December 31, 2023 primarily due to a decrease in the cash equivalents balance held in money market funds, partially offset by an increase in interest yields compared to the prior period.
Interest income, net increased by $6.0 million from $5.3 million for the nine months ended December 31, 2022 to $11.3 million for the nine months ended December 31, 2023 primarily due to increased interest yields earned on cash equivalents held in money market funds.
Provision for (Benefit from) Income Taxes
A tax benefit of $0.6 million and $2.1 million was recognized for the three and nine months ended December 31 2022, which primarily consisted of adjustments to deferred tax liabilities resulting from the impairment of a Lemonaid U.K. intangible asset. Provision for (benefit from) income taxes was immaterial for the three months ended December 31, 2023 and the nine months ended December 31, 2023 and 2022.

Adjusted EBITDA
We evaluate the performance of each segment based on Adjusted EBITDA, which is a non-GAAP financial measure that we define as net income (loss) before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: changes in fair value of warrant liabilities and litigation settlements, gains or losses on dispositions of subsidiaries, transaction-related costs, and cyber security incident expenses, net of probable insurance recoveries, if applicable for the periods presented. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.
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

The following tables reconcile net loss to Adjusted EBITDA for the three and nine months ended December 31, 2023 and 2022 on a Company-wide basis and for each of our segments:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Segment Revenue: (1)
Consumer and Research Services	$44,747	$66,940	$(22,193)	(33%)	$155,610	$207,112	$(51,502)	(25%)
Total revenue	$44,747	$66,940	$(22,193)	(33%)	$155,610	$207,112	$(51,502)	(25%)
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(20,620)	$(8,313)	$(12,307)	148%	$(32,895)	$(22,986)	$(9,909)	43%
Therapeutics Adjusted EBITDA	(16,528)	(21,471)	4,943	(23%)	(73,890)	(58,599)	$(15,291)	26%
Unallocated Corporate (2)	(10,587)	(13,488)	2,901	(22%)	(35,803)	(41,057)	$5,254	(13%)
Total Adjusted EBITDA	$(47,735)	$(43,272)	$(4,463)	10%	$(142,588)	$(122,642)	$(19,946)	16%
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(277,976)	$(91,961)	$(186,015)	202%	$(457,870)	$(247,558)	$(210,312)	85%
Adjustments:
Interest income, net	(3,230)	(3,671)	441	(12%)	(11,289)	(5,307)	(5,982)	113%
Other (income) expense, net	(23)	(855)	832	(97%)	(501)	267	(768)	(288%)
Provision for (benefit from) income taxes	19	(613)	632	(103%)	55	(2,139)	2,194	(103%)
Depreciation and amortization	4,921	5,257	(336)	(6%)	13,873	15,512	(1,639)	(11%)
Amortization of acquired intangible assets	2,397	4,265	(1,868)	(44%)	9,673	12,847	(3,174)	(25%)
Impairment of acquired intangible assets	—	9,968	(9,968)	(100%)	—	9,968	(9,968)	(100%)
Stock-based compensation expense	26,357	34,338	(7,981)	(23%)	101,198	93,768	7,430	8%
Loss on disposition of Lemonaid Health Limited and transaction-related costs (3)	—	—	—	—	2,375	—	2,375	100%
Litigation settlement cost	—	—	—	—	98	—	98	100%
Goodwill impairment(4)	198,800	—	198,800	100%	198,800	—	198,800	100%
Cyber security incident expenses, net of probable insurance recoveries (5)	1,000	—	1,000	100%	1,000	—	1,000	100%
Total Adjusted EBITDA	$(47,735)	$(43,272)	$(4,463)	10%	$(142,588)	$(122,642)	$(19,946)	16%
(1)There was no Therapeutics revenue for the three and nine months ended December 31, 2023 and 2022.
(2)Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(3)Refer to Note 17, “Disposition of Subsidiary” for additional information.
(4)Refer to Note 8, “Balance Sheet Components — Goodwill” for additional information.
(5)Refer to Note 11, “Commitments and Contingencies — Cyber Security Incident” for additional information.
Consumer and Research Services
Consumer and Research Services Adjusted EBITDA declined by $12.3 million, or 148%, for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, due to a decrease in revenue of $22.2 million, or 33%, partially offset by a decrease in expenses of $9.9 million, or 13%. Consumer and Research Services revenue decreased due to a $11.5 million decrease in research services revenue, primarily attributable to a decrease of $13.1 million related to the GSK Agreement which concluded in July 2023, while the prior year period included three months of GSK Agreement revenue. Revenue under research contracts with other third parties increased by $1.6 million compared to the prior year quarter. The decrease in total revenue was also driven by a $10.7 million decrease in consumer services revenue, which included a decrease of $9.0 million in PGS Kit revenue driven mainly by lower PGS Kit sales volume, as well as a lower average selling price due to greater seasonal promotions versus the prior year quarter. In addition, there was a $3.2 million decrease in telehealth services revenue, primarily driven by lower pharmacy sales and medical visits compared to the prior period. These decreases were partially offset by a $1.5 million increase in consumer subscription services revenue. Consumer and Research Services expenses decreased due to a $5.1 million decrease in payroll-related expenses primarily related to the June 2023 reduction in force and the disposition of Lemonaid Health Limited. In addition, there was a $4.6 million decrease in shipping and fulfillment, lab supplies and processing, and Kit costs due to lower PGS Kit sales volume. Other operating expenses also decreased by $0.2 million.
Consumer and Research Services Adjusted EBITDA declined by $9.9 million, or 43%, for the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, due to a decrease in Consumer and Research Services revenue of $51.5 million, or 25%, partially offset by a decrease in expenses of $41.6 million, or 18%. Consumer and Research Services decreased due to a $27.1 million decrease in consumer services revenue, which included a decrease of $24.2 million in PGS Kit revenue driven mainly by lower PGS Kit sales volume, partially offset by a higher average selling price due to favorable price realization versus the prior year period. In addition, there was a $7.2 million decrease in telehealth services revenue primarily due to lower pharmacy sales and medical visits compared to the prior year period. These decreases were partially offset by a $4.3 million increase in consumer subscription services revenue. The decrease in total revenue was also driven by a $24.4 million decrease in research services revenue, primarily attributable to a decrease of $24.5 million related to the GSK Agreement which concluded in July 2023, while the prior year period included nine months of GSK Agreement revenue. This decrease was partially offset by an increase in revenue under other research contracts with third parties of $0.1 million. Consumer and Research Services expenses decreased due to a $13.6 million decrease in shipping and fulfillment, lab supplies and processing, and Kit costs due to lower PGS Kit sales volume, as well as a $11.7 million decrease in advertising and brand-related expenses due to fewer marketing campaigns. In addition, there was a $7.8 million decrease in payroll-related expenses primarily related to the June 2023 reduction in force and the disposition of Lemonaid Health Limited. There was also a $2.5 decrease in insurance premiums, a $2.4 million decrease in outside services expenses, and a $3.6 million decrease in other operating expenses.
Therapeutics
Therapeutics’ Adjusted EBITDA improved by $4.9 million or 23% for the three months ended December 31, 2023, as compared to the three months ended December 31, 2022, resulting from decrease in expenses. There was a $3.4 million decrease in lab-related research services from our proprietary and collaboration therapeutics programs, primarily due to significant activity in the prior year quarter. In addition, there was a $3.1 million decrease in personnel-related expenses, primarily related to the August 2023 reduction in force. Additionally, there was a $1.6 million decrease in other operating expenses. There was no revenue for the Therapeutics segment during the three months ended December 31, 2023 or 2022.
Therapeutics’ Adjusted EBITDA declined by $15.3 million, or 26%, for the nine months ended December 31, 2023, as compared to the nine months ended December 31, 2022, resulting from increase in expenses. There was a $10.2 million increase in lab-related research services from advancing our proprietary and collaboration therapeutics programs. In addition, there was a $3.0 million increase in overhead allocations and a $2.1 million increase in other operating expenses. There was no revenue for the Therapeutics segment during the nine months ended December 31, 2023 or 2022.
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
As of December 31, 2023, our principal source of liquidity was our cash and cash equivalents balance of $242.4 million, which is held for working capital purposes. We have incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $1,964.3 million as of December 31, 2023. Based on our current cash resources and the reductions in force undertaken in June and August 2023, we believe that our cash as of December 31, 2023 will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the filing of the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.
On February 6, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Agent”), pursuant to which we may sell, from time to time, at our option, up to $150.0 million in aggregate principal amount of an indeterminate amount of shares of our Class A common stock, $0.0001 par value per share (the “ATM Shares”), through the Agent, as the Company’s sales agent. Subject to the terms of the Sales Agreement, the Agent will use reasonable efforts to sell the ATM Shares from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions we may impose), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended and pursuant to, and only upon the effectiveness of, the Shelf Registration Statement. We will pay the Agent a commission of 3.0% of the gross proceeds from the sales of the ATM Shares, if any. We have also agreed to provide the Agent with customary indemnification and contribution rights. The offering of the ATM Shares will terminate upon the earliest of (a) the sale of the maximum number or amount of the ATM Shares permitted to be sold under the Sales Agreement and (b) the termination of the Sales Agreement by the parties thereto. While we cannot provide any assurances that we will sell any ATM Shares pursuant to the Sales Agreement, we expect to use the net proceeds from the sale of securities under the Sales Agreement, if any, for general corporate purposes, including working capital requirements and operating expenses; we, however, have not allocated the net proceeds for specific purposes. As of the date of this Form 10-Q, we had not made any sales under the Sales Agreement.
We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future due to the investments we intend to continue making in research and development, along with associated general and administrative and sales and marketing expenses to capitalize on market opportunities and drive our long-term growth. Cash from operations could also be affected from our customers and other risks set forth in Part I, Item 1A., “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC on May 25, 2023, as amended and supplemented in our subsequent Quarterly Reports on Form 10-Q. We expect to continue to maintain financing flexibility in the current market conditions. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
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
On November 10, 2023, we received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department, notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of at least $1 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). See Note 2, “Summary of Significant Accounting Policies — Liquidity.”
For the nine months ended December 31, 2023, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in the Fiscal 2023 Form 10-K. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended December 31, 2023
	2023	2022
	(in thousands)
Net cash used in operating activities	$(138,535)	$(120,429)
Net cash used in investing activities	$(7,480)	$(8,017)
Net cash provided by financing activities	$1,584	$7,171

Cash Flows from Operating Activities
Net cash used in operating activities of $138.5 million for the nine months ended December 31, 2023 was primarily related to a net loss of $457.9 million, partially offset by non-cash charges for goodwill impairment of $198.8 million, stock-based compensation of $101.2 million, depreciation and amortization of $19.2 million, amortization and impairment of internal-use software of $4.4 million, and loss on the disposition of Lemonaid Health Limited of $2.0 million. The net changes in operating assets and liabilities of $5.7 million were primarily related to an increase in accounts receivable of $16.3 million primarily due to timing of customer billing, an increase in inventories of $5.4 million primarily due to increased purchases of arrays for the processing of Kits sold during the holiday season, an increase in deferred cost of revenue of $6.8 million primarily due to PGS Kits sales during the holiday season, a decrease in operating lease liabilities of $6.5 million primarily due to lease payments, a decrease in accrued and other current liabilities of $5.9 million primarily due to timing of vendor invoice receipts, and an increase in prepaid expenses and other current assets of $4.5 million primarily due to an increase in prepaid insurance. These were partially offset by an increase in deferred revenue of $32.9 million as a result of an increase in research services deferred revenue related to the GSK collaboration and increases in PGS deferred revenue primarily due to more Kit sales from holiday sales than revenue recognized during the period, and a decrease in operating right-of-use assets of $5.3 million primarily due to right-of-use assets amortization.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $7.5 million for the nine months ended December 31, 2023, which consisted of capitalization of internal-use software costs of $6.6 million and purchases of property and equipment of $0.9 million.
Net cash used in investing activities was $8.0 million for the nine months ended December 31, 2022, which consisted of capitalization of internal-use software costs of $5.2 million and purchases of property and equipment of $2.9 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.6 million for the nine months ended December 31, 2023, which consisted of $0.7 million in proceeds from the exercise of stock options and $1.4 million in proceeds from the issuance of Class A common stock under the ESPP, partially offset by $0.2 million in payments for taxes related to net share settlement of equity award and $0.4 million in payments of deferred offering costs.
Net cash provided by financing activities was $7.2 million for the nine months ended December 31, 2022, which consisted of $3.9 million in proceeds from the exercise of stock options and $3.2 million in proceeds from the issuance of common stock under the ESPP.
Contractual Obligations and Commitments
Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods ranging from 2.0 years to 7.6 years Refer to Note 10, “Leases,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations.

In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 11, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our commitments as of December 31, 2023.
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
Revenue Recognition
We generate revenue from our Consumer and Research Services segment, which includes revenue from PGS, telehealth, and research services, as well as our Therapeutics segment. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these goods or services.
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
We recognized breakage revenue from unreturned Kits of $4.4 million and $6.8 million for the three months ended December 31, 2023 and 2022, respectively, and $13.4 million and $17.8 million for the nine months ended December 31, 2023 and 2022, respectively. A hypothetical ten percent change in our breakage rate estimate would not have a material impact on total revenue recognized during the nine months ended December 31, 2023.
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
Performance of the qualitative impairment assessment requires judgment in identifying and considering the significance of relevant events and circumstances, including external factors such as macroeconomic and industry conditions and the legal and regulatory environment, as well as entity-specific factors, such as actual and planned financial performance or sustained market declines that could impact the fair value of our Consumer and Research Services reporting unit. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, we will proceed to perform the quantitative impairment test in which the fair value of the reporting unit is compared with its carrying amount, and an impairment charge will be recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value.
We estimate the fair value of the Consumer and Research Services reporting unit considering the use of various valuation techniques, with the primary being an income approach (discounted cash flow method and market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. The results from each of these approaches are weighted appropriately taking into account the relevance and availability of data at the time we perform the valuation. The estimate of the fair value of the reporting unit includes several judgments, each with inherent uncertainties such as projections of revenue growth rates, gross margin, and projected future cash flows of the reporting unit and the discount rate applied to those projected future cash flows.
The discount rate used in the income approach is based on our weighted-average cost of capital and may be adjusted for the relevant risks associated with business-specific characteristics and any uncertainty related to the reporting unit's ability to execute on the projected future cash flows. Under the market approach, the fair value is determined using certain financial metrics of publicly traded companies. The selection of comparable businesses requires judgment and is based on the markets in which we operate giving consideration to, among other things, risk profiles, size, and geography.
Determining the fair value of the Consumer and Research Services reporting unit requires judgment and the use of significant estimates and assumptions. Given the current competitive and macroeconomic environment and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in the future. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.
In connection with its annual goodwill impairment assessment as of January 1, 2024, we identified a sustained decline in market capitalization, based on our publicly quoted share price, lower than expected financial performance and macroeconomic conditions that existed as of December 31, 2023. As of December 31, 2023, we concluded that it was more likely than not that the estimated fair value of the Consumer and Research Services reporting unit was less than its carrying value. Accordingly, we completed our annual goodwill impairment assessment. Given our quantitative assessment resulted in the fair value of our Consumer and Research Services reporting unit being less than our Consumer and Research

Services reporting unit’s carrying value, we recorded a goodwill impairment charge of $198.8 million as of December 31, 2023.
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
Interest Rate Risk
As of December 31, 2023, we had $242.4 million in cash and cash equivalents. Our cash equivalents are comprised primarily of money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income and cash flows. A hypothetical 10% change in interest rates during the three and nine months ended December 31, 2023 and 2022 would not have had a material impact on our historical condensed consolidated financial statements.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all our revenue and expenses are denominated in U.S. dollars. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended December 31, 2023 and 2022. To date, we have not engaged in any hedging strategies. If our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
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
As of December 31, 2023, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.
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
As previously disclosed, in October 2023, we reported that certain user profile information, which a user creates and chooses to share with their genetic relatives in the DNA Relatives feature, was accessed from individual 23andMe.com accounts without the account users’ authorization (the “incident”). Based on our investigation, we determined that the threat actor was able to access a very small percentage (0.1%) of user accounts in instances where usernames and passwords that were used on our website were the same as those used on other websites that had been previously compromised or were otherwise available (the “Credential Stuffed Accounts”). The information accessed by the threat actor in the Credential Stuffed Accounts varied by user account, and generally included ancestry information, and, for a subset of those accounts, health-related information based upon the user’s genetics. Using this access to the Credential Stuffed Accounts, the threat actor also accessed a significant number of files containing profile information about other users’ ancestry that such users chose to share when opting in to our DNA Relatives feature, and posted certain information online. We are working to remove this information from the public domain. Based on our investigation as of the filing date of this Quarterly Report on Form 10-Q, we do not believe that there has been a data security incident within our systems, or that we were the source of the account credentials used in these attacks, and we believe that the threat actor activity is contained.
As of the filing date of this Quarterly Report on Form 10-Q, as a result of this incident, multiple class action claims have been filed against us in federal and state court in California, as well as in other U.S. and international jurisdictions, which we are defending. These cases are at an early stage, and we cannot predict the outcome. We are also assessing our response to notices filed by consumers under the California Consumer Privacy Act and to inquiries from various governmental officials and agencies.
We have incurred, and expect to continue to incur, certain expenses in connection with the incident and the related litigation, including, without limitation, expenses to investigate, respond to, and remediate the incident. The full scope of the costs and related impacts of the incident and related litigation, including the extent to which these costs will be offset by our cybersecurity insurance, has not yet been determined. Such costs and impacts may have a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.
Our failure to satisfy certain Nasdaq listing requirements may result in our common stock being delisted from the Nasdaq Stock Market, which could eliminate the trading market for our common stock.
On November 10, 2023, we received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department, notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of at least $1 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). Our failure to comply with the Minimum Bid Requirement was based on our Class A common stock per share price being below the $1 threshold for a period of 30 consecutive trading days. Neither the Nasdaq Letter nor our noncompliance with the Minimum Bid Requirement have an immediate effect on the listing or trading of our Class A common stock, which will continue to trade on The Nasdaq Stock Market under the symbol “ME.”

Pursuant to the Nasdaq Letter, we have initial 180 calendar days from the date of the Nasdaq Letter to regain compliance. If at any time before the initial 180 days period, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that the Company has achieved compliance with the Minimum Bid Price Rule. If the Company does not regain compliance with the Minimum Bid Price Rule by the initial 180 days period, the Company may be eligible for a second 180 calendar days period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market and to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the bid price requirement. In addition, the Company would be required to provide written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. If Nasdaq determines that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for such additional compliance period, the Company’s common stock will be subject to delisting. The Company will have the right to appeal a delisting determination and the Company’s common stock will remain listed on Nasdaq until the completion of the appeal process.
While the Company continues to evaluate all available options, there can be no assurance that it will be able to regain compliance with the applicable rules during the initial compliance period, any subsequent compliance period, or at all, or that the Company will otherwise remain in compliance with the other listing standards for Nasdaq. If we are unable to regain compliance in a timely manner, our common stock may become delisted. Any such delisting could adversely affect the price of our common stock and make it more difficult for investors to sell our common stock in the secondary market. In addition, a delisting of our common stock could significantly harm our ability to raise capital necessary to continue our operations.
Impairment in the value of our goodwill has and may in the future have a material adverse effect on our operating results and financial condition.
We record goodwill at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill is evaluated for impairment annually at the Consumer and Research Services reporting unit level, or more frequently if conditions warrant, by comparing the carrying value of the Consumer and Research Services reporting unit to its estimated fair value. The valuation models used to determine the fair value of goodwill are dependent upon various assumptions and reflect management's best estimates. The goodwill impairment analyses are sensitive to changes in key assumptions used, revenue growth rates, gross margin, and projected future cash flows of our Consumer and Research Services reporting unit and the discount rate applied to those projected future cash flows. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of our Consumer and Research Service reporting unit has and may in the future result in an impairment of goodwill and, in turn, a charge to net income.
In connection with its annual goodwill impairment assessment as of January 1, 2024, we identified a sustained decline in market capitalization, based on our publicly quoted share price, lower than expected financial performance and macroeconomic conditions that existed as of December 31, 2023. As of December 31,2023, we concluded that it was more likely than not the estimated fair value of the Consumer and Research Services reporting unit was less than its carrying value. Accordingly, in connection with its annual test as of January 1, 2024, we completed our annual goodwill impairment assessment. Given our quantitative assessment resulted in the fair value of our Consumer and Research Services reporting unit being less than our Consumer and Research Services reporting unit’s carrying value, we recorded a goodwill impairment charge of $198.8 million as of December 31, 2023. Refer to Part I, Item 1, Note 2, Goodwill Impairment, in the Notes to the Unaudited Consolidated Financial Statements for further discussion of the Company's goodwill impairment testing.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023.

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

23ANDME HOLDING CO.

Date:	February 7, 2024	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 7, 2024	By:	/s/ Joseph Selsavage
Name: Joseph Selsavage
Interim Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)