Form 10-K
period 2024-03-31
23andMe Holding Co.
filed 2024-05-30
CIK 1804591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
______________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM___________ TO___________
Commission File Number 001-39587
______________________________________________
23ANDME HOLDING CO.
(Exact name of Registrant as specified in its Charter)
______________________________________________

Delaware	87-1240344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

349 Oyster Point Boulevard South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)
(650) 938-6300
(Registrant’s telephone number, including area code)
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	ME	The NASDAQ Capital Market
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 29, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $0.30 billion (based on the last reported sale price of the Registrant’s Class A common stock of $0.98 per share on September 29, 2023 on the Nasdaq Global Select Market), excluding only shares of Class A common stock held by executive officers and directors of the Registrant as of such date. The Registrant has no non-voting stock outstanding.
As of May 16, 2024, there were 323,542,807 shares of Class A common stock, $0.0001 par value per share, and 166,714,362 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2024 annual meeting of stockholders are incorporated by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

23ANDME HOLDING CO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (this “Form 10-K”), including, without limitation, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Generally, statements that are not historical facts, including statements concerning 23andMe Holding Co.’s (the “Company,” “23andMe,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these forward-looking statements can be identified by the use of forward-looking terminology, including, without limitation, words like “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.
The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs, which we believe to be reasonable, concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those factors described under Part I, Item 1A, “Risk Factors” of this Form 10-K and our subsequent reports filed with the Securities and Exchange Commission (the “SEC”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks described under Part I, Item 1A, “Risk Factors” may not be exhaustive.
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

PART I
Item 1.    Business
Overview
Our mission is to help people access, understand, and benefit from the human genome. To achieve this, we pioneered direct-to-consumer genetic testing and built the world’s largest crowdsourced platform for genetic research. Our data engine powers our leading direct-to-consumer precision health platform and our genetics driven Research and Therapeutics businesses.
We are dedicated to empowering customers to optimize their health by providing direct access to their genetic information, personalized reports, actionable insights and digital access to affordable healthcare professionals through our telehealth platform, Lemonaid Health (as defined below).
Through direct-to-consumer genetic testing, we give consumers unique, personalized information about their genetic health risks, ancestry, and traits. We were the first company to obtain Food and Drug Administration (“FDA”) authorization for a direct-to-consumer genetic test, and we are the only company to have FDA authorization, clearance, or an exemption from premarket notification for all of the carrier status, genetic health risk, cancer predisposition, and pharmacogenetics reports that we offer to customers. As of March 31, 2024, we had over 65 health and carrier status reports that were available to customers in the U.S.
Through our Lemonaid Health telehealth platform, our ultimate goal is to provide customers access to personalized care based on their unique genetic profile and lifestyle. We currently connect patients to licensed healthcare professionals to provide affordable and direct online access to medical care, from consultation through treatment, for a number of common conditions, using evidence-based guidelines and up-to-date clinical protocols. When medications are prescribed by Lemonaid Health’s affiliated healthcare professionals, patients can use Lemonaid Health’s online pharmacy for fulfillment. Patients also can access telehealth consultations for certain 23andMe genetic reports through Lemonaid Health.
We have built the world’s largest crowdsourced platform for genetic research. The aim of our Research business is to revolutionize research and become the market’s preferred genetic-based research partner by monetizing access to our growing data engine of genetic and phenotypic information provided by our millions of engaged customers. We believe this platform allows us to accelerate research at an unprecedented scale, enabling us to discover insights into the origins of diseases and to speed the discovery and development of novel therapies.
We are also developing a diversified and differentiated portfolio of genetically validated therapeutic candidates for a variety of diseases across different therapeutic areas with high unmet medical need. We have programs in clinical development, as well as multiple discovery stage programs. Each of our programs has been identified through our human genetics drug discovery platform. We believe that the combination of a discovery platform that increases the probability of technical success through genetic evidence in humans, and a maturing therapeutic portfolio, positions us for long-term success in our goal to advance next-generation, targeted medicines for people living with serious and life-threatening diseases.
Operating Segments
We operate in two reporting segments: (1) Consumer and Research Services, and (2) Therapeutics.
Consumer and Research Services
Our Consumer and Research Services business comprises our Personal Genome Service® (“PGS”), our telehealth business, and research services.
PGS
Our PGS services provide customers with a broad suite of genetic reports, including information on customers’ genetic ancestral origins, personal genetic health risks, chances of passing on certain rare carrier conditions to their children, and how genetics can impact their response to medications. We believe that by providing customers with direct access to their genetic disease risks and likelihoods, we will empower them to make better-informed decisions about their health and seek opportunities to take preventive action against disease.

In the U.S., Canada, and the United Kingdom (the “U.K.”), we offer two PGS services, and also offer a premium membership service called 23andMe+ Premium. The Ancestry Service is our base service and provides customers information about their genetic ancestral origins and how genetics may influence over 30 traits, such as physical features, sense perceptions, reactions to external stimuli and other traits. The service also includes a tool that enables customers who opt in to connect with genetic relatives who are also customers of the Company. Our Health + Ancestry Service builds upon our Ancestry Service to also provide reports relating to a customer's health predispositions (including certain cancers and other genetic health risks such as late-onset Alzheimer’s disease), carrier status (including for cystic fibrosis, sickle cell anemia and hereditary hearing loss), and wellness (including for deep sleep, lactose intolerance and genetic weight). Ancestry Service customers can upgrade to the Health + Ancestry Service for a fee. Additionally, in the U.S., we offer a third PGS service, Health Service, which is FSA-eligible and comes with health predisposition, carrier status, and wellness reports.
Our 23andMe+ Premium membership service offers customers the Health + Ancestry Service plus pharmacogenetic reports, over 40 personalized genetic health predisposition reports or “polygenic risk score reports,” and advanced ancestry and health features. The polygenic risk score reports included in 23andMe+ Premium were developed by our scientists based upon data and insights gathered from customers who participate in 23andMe Research, and cover conditions such as migraine, coronary artery disease, depression, and lupus.
In addition to our genotype-array based services (Ancestry, Health+ Ancestry, and 23andMe+ Premium, we also offer a comprehensive ongoing early detection Total Health membership service that combines membership and telehealth offerings with the addition of next generation sequencing, covering 200x more hereditary disease-causing variants than our personal genome service reports (50,000+ variants in Total Health exome sequencing compared to 250 in Carrier Status and Genetic Health Risk reports). Total Health also includes blood testing and access to genetics-based clinical care.
Our PGS services provide customers with an engaging experience, including access to updates on their genetic health and ancestry reports, new product features and the ability to connect with genetic relatives. Our Ancestry Service, Health + Ancestry Service, and 23andMe+ Premium are available for purchase on our website, 23andMe.com, and mobile app and, in the U.S., the U.K., and Canada, through Amazon and Walmart.com. Our Total Health membership is available for purchase on our U.S. website, and in the U.S. our Health Service is available for purchase through Amazon, Walmart.com, and fsastore.com. Substantially all of our revenues are derived from the Consumer & Research Services segment, with revenue from PGS representing approximately 76%, 68%, and 75% of our total revenues for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.
Customers have the option to participate in our research programs and over 80% of our customers have chosen to do so. Our research participants consent to allow us to use their genotypic data as well as phenotypic data they provide to us concerning their health, physical characteristics, family origins, lifestyle, and other habits. We analyze these data using our machine learning and other analytic techniques in order to discover new biological insights. Our analyses may highlight new connections between human populations, identify genetic and non-genetic factors that predict disease risk or drug response, or reveal the biological pathways underlying disease. These insights may then be used to develop new features for customers to enhance their health, wellness, and medical care, (including care accessed through our Lemonaid telehealth platform), and to support genetically-informed drug target discovery and validation.
Telehealth
Our Lemonaid telehealth platform, which we acquired in connection with the Lemonaid Acquisition (as defined below) in November 2021, provides us with telehealth capabilities and enhances our ability to deliver healthcare and wellness offerings to patients. Through our Lemonaid telehealth platform, patients can access one of our affiliated licensed healthcare professionals for medical consultation and treatment for a number of common conditions, and telehealth consultations for certain 23andMe genetic reports. If a prescription is warranted, the patient can access our pharmacy services for delivery. Our pharmacy offers non-controlled medications for treatment of acute and chronic conditions. We make telehealth services available in the U.S.
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
Affiliated Pharmacy. Our patients may choose to fill prescriptions provided to them by our affiliated healthcare professionals by using our pharmacy services. We facilitate the delivery of pharmacy services by our affiliated mail order pharmacy, offering patients delivery throughout the U.S. Our pharmacy services are provided on a self-pay basis and are not covered by third-party payors. We also provide a small number of compounded medications that are fulfilled by a third-party service provider that is not affiliated with us. We manage our affiliated pharmacy under MSAs pursuant to which we provide all administrative services as well as licensed pharmacists, support staff and infrastructure. Our MSAs with our affiliated pharmacy are exclusive arrangements, and the affiliated pharmacy was established specifically to provide prescription medications when patients choose to use our platform to fill prescriptions written by our affiliated healthcare professionals.
Research Services

Through our Research Services, we use our vast database of genetic and phenotypic information provided by consenting customers to discover insights into the genetic origins of disease and to identify and validate targets for drug development. These services are performed under agreements with universities, research institutions, and pharmaceutical companies. From July 2018 to July 2023, we were party to an exclusive collaboration agreement with an affiliate of GlaxoSmithKline (“GSK”) (the “original GSK Agreement”) to leverage genetic insights to validate, rapidly progress development, and commercialize useful new drugs. As of July 2023, we are able to pursue new target discovery collaborations with other parties that leverage our extensive database, research capabilities and successful drug discovery track record. In October 2023, we entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data from our database (the “New Data”), as well as access to certain of our research services with respect to such New Data. See Note 6, “Collaborations” to our consolidated financial statements included elsewhere in this Form 10-K for details.

In addition, we offer services to pharmaceutical and biotech companies that leverage our engaged research participants. Specifically, we support recruitment of clinical trials with genetically defined recruitment criteria, as well as promoting awareness of diseases with a significant genetic risk factor through the creation of sponsored health reports, cascade testing, and confirmatory testing.
Therapeutics
Our Therapeutics business focuses on the use of genetic insights to identify potential targets and to develop novel therapies to improve patients’ lives. We currently have research and development programs across several therapeutic areas, including oncology, immunological and inflammatory diseases, and other disease areas. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to the discovery and development of therapeutic product candidates.
As of March 31, 2024, two of our internal programs had entered the clinic for testing in human patients. 23ME-00610 is a high-affinity humanized monoclonal antibody that is designed to interfere with the ability of CD200R1 to interact with CD200 found on cancer cells, thus releasing tumor-induced immune suppression for the treatment of cancer. In April 2024 we completed enrollment of the Phase 2a portion of the Phase 1/2a clinical trial (clinicaltrials.gov number NCT05199272) in adult patients with locally advanced or metastatic clear cell renal cell carcinoma, ovarian cancer, neuroendocrine tumors, small cell lung cancer, and tumors with high tumor mutation burden and/or microsatellite instability.
23ME-01473 is an immuno-oncology antibody program that was initiated as a collaboration program with GSK under the terms of the original GSK Agreement. 23ME-01473 targets the ULBP6 proteins in the NKG2D pathway. On March 20, 2024, we announced that the first patient has been dosed in a Phase 1 clinical trial evaluating the safety and tolerability in people with locally advanced or metastatic solid malignancies that have progressed after standard therapy. 23andMe is solely responsible for the continued development of this program.
23andMe had previously collaborated with GSK on an immuno-oncology program targeting CD96, GSK6097608, led by GSK. In January 2022, 23andMe announced that it was pursuing a development option to receive a royalty on this program if a successful therapy were to be developed and commercialized by GSK under the original GSK Agreement. GSK is solely responsible for the continued development of this program.

Business Strategy
•Building the most trusted brand in the industry. Our customers and our patients are our partners. We seek to empower them with knowledge that will help them, and ultimately will help everyone, to live happier, healthier and longer lives. They choose how to use the genetic and health information we provide to them. We respect their choices, and we work every day to earn and keep their trust.
•Revolutionizing healthcare. Traditional healthcare is impersonal, difficult, and frustrating for consumers, and focuses on treatment of disease. We believe that our customer-centric, personalized model has the power to radically shift traditional healthcare to a new focus on individualized care. We believe that our trusted brand, millions of engaged customers, and unique database of genetic information, combined with our telehealth platform for delivering affordable personalized care efficiently to patients, will provide us with the opportunity to create a new and innovative healthcare model that will drive future growth.
•Scaling research. Our research platform is based on a continually growing database of genotypic and phenotypic information. Our database allows us to conduct broad analyses across hundreds of diseases, identifying the genetic pathways underlying disease and developing predictors of future disease risk. Our platform enables us to rapidly conduct studies across a vast number of conditions in parallel at unprecedented statistical power, yielding insights into the causes and potential treatments of a wide variety of diseases.
•Efficiently develop novel therapeutics. We believe that our research platform enables us to rapidly identify drug targets with improved odds of clinical success. With our state-of- the-art bioinformatics capabilities, we analyze the trillions of data points in our database, optimizing the use of our resources, to identify drug targets, inform patient selection for clinical trials and increase the probability of success of our programs. We are in the process of advancing new drugs through the development process leveraging our fully operational biopharma capabilities by rapidly selecting those with compelling clinical promise.
•Maximizing our collaborations. Since inception, we have worked with researchers in academia and in biopharma to demonstrate the quality and power of our database and advance discoveries, resulting in more than 200 published papers. Our collaboration with GSK further validates our drug discovery approach and we are excited about the portfolio of programs, across multiple disease areas, that we have built together. With the exclusive target discovery period ended in July 2023 under the original GSK Agreement, we are able to pursue new target discovery collaborations with other parties which will leverage our extensive database, maturing capabilities and successful drug discovery track record.
•Dreaming Big. We have a founder-led, inclusive, entrepreneurially inspired and scientifically rigorous approach to all we do. Our customer-first, patient-focused and data-driven people are dedicated to our mission of helping people access, understand and benefit from the human genome. Their commitment to our vision and our mission differentiates us from other companies in the healthcare industry.
Acquisitions
VGAC Business Combination
On June 16, 2021, we consummated the Merger contemplated by the Merger Agreement. In connection with the Merger, VGAC completed the Domestication, whereby it changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its name to 23andMe Holding Co. On the closing date, the Merger Sub merged with and into 23andMe, Inc., with 23andMe, Inc. being the surviving corporation and a wholly owned subsidiary of the Company (together with the Merger and the Domestication, the “Business Combination”).
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

Market Opportunity
Consumer - PGS
We believe that our ability to analyze genetic information and inform on ancestry, traits and personalized reports on genetic variations that are known to be associated with important health conditions empowers our customers. Armed with this personalized information through our Ancestry, Health + Ancestry Service and our Total Health membership, our customers have the ability to make informed, proactive decisions about their health and their lives. As of March 31, 2024 and 2023, respectively, we had approximately 15.1 million and 14.1 million PGS customers.
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
23andMe+ Premium
The 23andMe+ Premium service is an annual membership that provides customers with exclusive reports and features not available in the basic Health + Ancestry Service. This membership is an add-on to our Health + Ancestry Service. 23andMe+ Premium provides customers with additional health reports, including multiple FDA-authorized pharmacogenetics reports, as well as personalized risk score reports based on 23andMe research. These new risk scores can help customers understand certain genetic health predispositions, such as atrial fibrillation, coronary artery disease, high LDL cholesterol, hypertension and migraine, and provide them with information on preventing and managing these conditions. The 23andMe+ Premium membership also provides customers with advanced ancestry-related features, such as enhanced tools and filters for finding genetic relatives and Historical Matches. In 2023, we added more value to the 23andMe+ Premium membership with the introduction of 23andMe Health Action Plan and 23andMe Health Tracks. These personalized action plans are part of our broader effort to help our customers take action based on their genetic insights and other data. Over time, we plan to continue to add more dynamic recommendation content and intuitive ways to track phenotypic inputs, with the ultimate goal of helping customers improve their health span. We are continually investing in new reports and features to provide to members and expect to add new reports based on genetic insights from our research. We believe the 23andMe+ Premium membership will enhance customer engagement as members receive new content with discoveries about themselves throughout the membership period and meaningful and customized information to help them lead healthier lives. As of March 31, 2024 and 2023, our 23andMe+ membership base had approximately 562,000 and 640,000 members, respectively.
Consumer – Total Health
In November 2023, we launched 23andMe+ Total Health (“Total Health”), our most comprehensive membership providing access to third-party independent clinicians practicing genetics informed care with a focus on early risk detection and preventative actions. Our Total Health service combines membership and telehealth offerings with the addition of next generation sequencing covering 200x more hereditary disease-causing variants than our personal genome service reports (50,000+ hereditary disease-causing variants in Total Health exome sequencing compared to 250 health-related variants in our genotyping Carrier Status and Genetic Health Risk reports). Total Health also includes blood testing and access to genetics-based clinical care.
Consumer – Telehealth
Telehealth enables consumers to access healthcare conveniently, from their homes, and to obtain fast and affordable consultation, diagnosis and treatment without the difficulties of scheduling and traveling to physical appointments. By accessing medical consultation and treatment through our telehealth platform, patients are able to take ownership of their health. Support and demand for telehealth services have been increasing due to deregulation and broad societal shifts. We believe that we have the innovative, patient-first care model, the technical platform, the nationwide provider network, and the extensive pharmacy capabilities to be a leading provider of healthcare. Patients can interact with our affiliated healthcare professionals through either synchronous or asynchronous consultations, depending on the patient's need and applicable regulatory requirements. Patients also can consult with one of our affiliated healthcare professionals about certain 23andMe genetic reports and as part of our Total Health membership. We plan to offer patients additional opportunities to integrate genetic information into their healthcare, which we believe will enhance the ability of medical providers to offer diagnoses and treatment tailored to patients’ individual needs.
Therapeutics
We believe that our research platform will transform the process of drug development. Genetic data significantly improve our understanding of diseases, their pathways and mechanisms, leading to the design and development of medicines more likely to succeed in clinical development. Use of genetic data in selecting drug targets increases both the probability of success in a particular indication and of avoidance of unwanted safety risks. The scale of our database provides us with a unique opportunity to pursue genetically targeted drug discovery by enabling us to:
•Query data that enable us to identify a statistically meaningful number of individuals who report having a particular disease, which we then use to determine whether the presence or absence of a particular genetic variant increases or decreases the likelihood of developing a disease;
•Conduct discovery at scale based on a substantial number of novel associations from a diverse range of people;
•Improve target selection with the aim of discovering more effective and safer medicines;
•Support identification of patient subgroups that are more likely to respond to targeted treatments; and
•More quickly identify and recruit patients for clinical studies from our re-contactable database.
Competition
Consumer (PGS and Telehealth)
We believe that our time, resources and history with the FDA is unmatched within the industry. We are the only direct-to-consumer genetic testing company that has gone through the rigorous analytical and clinical validation resulting in eight FDA authorizations and clearances to date. We face competition from other companies attempting to capitalize on the same, or similar, opportunities as we are, including from existing diagnostic, laboratory services and other companies entering the personal genetics market with new offerings such as direct access and/or consumer self-pay tests and genetic interpretation services and including services that may not currently comply with FDA regulations. Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly or efficiently than we can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing and regulatory policies, which may allow them to build larger customer bases than we have. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract customers away from our services and reduce our market share. We believe that our ability to compete successfully will depend on the following factors:
•the size of our customer base;
•the timing and market acceptance of products and services, including the developments and enhancements to those products and services, offered by us or our competitors;
•customer service and support efforts;
•selling and marketing efforts;
•ease of use, performance, price and reliability of solutions developed either by us or our competitors; and
•our brand strength relative to our competitors.
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
In the future we could potentially face increasing competition from companies utilizing artificial intelligence, or AI, and other computational approaches for consumer product development, research, and drug discovery and development.
Research Services

Our Research Services business faces substantial competition from public biobanks, other public datasets, academic institutions, and biotechnology and pharmaceutical companies with large genetic databases. Our ability to successfully monetize our Research Services may be affected by this competition.

In the future we could potentially face increasing competition from academic institutions and companies utilizing artificial intelligence, or AI, including large language models (LLM) and other computational approaches for developing models that compete with our Research Services. As we consider the future usage of AI in our business, we will carefully monitor emerging technologies, the market and potential competitors.
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
For our telehealth services, we operate an affiliated mail order pharmacy licensed in all 50 U.S. states and the District of Columbia. We rely on multiple third-party suppliers for our pharmaceuticals and there is a risk that we may experience supply chain issues that will impact our ability to fulfill prescriptions, which would have a material impact on our business.
For Therapeutics, we do not have capability nor do we plan to develop current good manufacturing practices (“cGMP”) capacity for, the manufacture, or supply of clinical therapeutics for our clinical trials nor for commercialization. We oversee the development of, and rely on third-party suppliers to provide, cGMP material for our planned clinical studies and will continue to work with contract manufacturers to improve process requirements to enable continued progress through clinical development to commercial medicines. Certain U.S. lawmakers have encouraged sanctions and introduced legislation that could affect WuXi AppTec (Hong Kong) Limited, our current supplier of 23ME-00610 and 23ME-01473, WuXi Biologics (Hong Kong) Limited (“WuXi Biologics”) and companies that do business with WuXi Biologics. We have taken several measures to strengthen our supply chain in the event that WuXi Biologics is impacted.
Intellectual Property
Since inception, we have considered our intellectual property (“IP”) as a critical part of our mission. We make every effort to protect our IP, and as of March 31, 2024, have built an extensive patent estate owned by 23andMe, as summarized below:
Consumer (PGS) Patent Estate
Our PGS patent estate consists of 127 granted U.S. patents, which include 106 utility and 21 design patents that cover technologies that include graphical user interfaces, aspects of algorithms for processing genetic data, computer implemented inventions, bioinformatics, and genotyping.
Included in these are patents that relate to the following PGS services: (i) 15 design and 67 utility patents relate to our Ancestry Service, (ii) 17 design and 67 utility patents relate to our Health + Ancestry Service, and (iii) 19 utility patents relate to our 23andMe+ Premium service. The PGS patent estate also includes 45 pending patent applications, which include one design application, 31 U.S. utility applications, two Patent Cooperation Treaty (“PCT”) applications, five Canadian patent applications, and six European patent applications. Included in these are applications that relate to the following PGS services: (i) one design and 23 U.S. utility applications, six European patent applications, five Canadian patent applications, and one PCT application relate to our Ancestry Service, (ii) one design, 23 U.S. utility applications, six European patent applications, five Canadian patent applications, and one PCT application relate to our Health + Ancestry Service, and (iii) six U.S. utility applications, one European patent application, and one Canadian patent application relate to our 23andMe+ Premium service.
Our PGS patent portfolio has expected expiration dates ranging from about 2027 to about 2044.
Therapeutics Patent Estate
Our therapeutics patent estate consists of four granted U.S. patents, one granted Nigerian patent and one South African patent that cover key areas of our past and current therapeutic development candidates. The therapeutics patent estate also includes 54 pending U.S. utility and foreign utility patent applications, which include nine U.S. utility applications and 45 foreign utility patent applications, covering key areas of our past and current therapeutic development candidates. These applications include those in the following jurisdictions: the PCT, Argentina, Taiwan, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Iran, Japan, South Korea, Malaysia, Mexico, New Zealand, Nigeria, Peru, Philippines, Singapore, Thailand, Ukraine, Vietnam and South Africa. The subject matter of the therapeutics patent portfolio relates to our immuno-oncology and inflammatory disease and other therapeutic areas. Our therapeutics patent portfolio has expected expiration dates ranging from about 2039 to about 2044.
Please note that we cannot be sure that patents will be granted with respect to any patent applications we have filed or may file in the future, and we cannot be sure that any patents that have been granted or may be granted to us in the future will not be challenged, invalidated, or circumvented or that such patents will be commercially useful in protecting our technology.
We also appropriately guard our company trade secrets and know-how to maintain our business advantage and seek to identify and obtain third-party licenses where useful. In circumstances where we rely on trade secrets or proprietary know-how to protect our technology, we seek to protect such IP, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, partners and advisors. We also internally designate levels of sensitive information with certain groups within the Company. We also seek to preserve the integrity and confidentiality of our trade secrets or proprietary know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any such breaches. In addition, our trade secrets or proprietary know-how may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, improvements and product candidates, please see the section titled “Risk Factors — Risks related to our intellectual property” in Part I, Item 1A of this Form 10-K.
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
Since 2014, there have been ongoing discussions and advocacy between stakeholders, including the clinical laboratory industry, the FDA, and Congress, about potential FDA regulation of laboratory-developed tests (LDTs), which are assays developed and performed in-house by clinical laboratories. Historically, the FDA has taken the position that it has jurisdiction over LDTs, but with limited exceptions, it has not enforced (i.e., has afforded enforcement discretion with respect to) the requirements of the Federal Food Drug and Cosmetic Act (FDCA) on LDTs.
On September 29, 2023, the FDA released a proposed rule that makes clear its jurisdiction over LDTs and that it would begin enforcing the requirements of the FDCA on a phased basis, which was formally published in the Federal Register on October 3, 2023. Specifically, the proposed rule seeks to make explicit that in vitro diagnostic products (IVDs) manufactured by clinical laboratories are devices under the FDCA. In conjunction with this proposed rule, the FDA is proposing a policy by which the FDA would phase out its general enforcement discretion approach for LDTs over a period of four years after the publication of a final rule so that LDTs manufactured by a clinical laboratory would, over the transition period, be fully subject to the FDCA and its regulations. The proposed rule would not grandfather existing tests. Comments to the proposed rule have challenged whether the FDA has the legal authority under the FDCA to regulate LDTs.
Medical devices must undergo premarket review prior to commercialization unless the device is exempt from such review or was in commercial distribution prior to May 28, 1976 (referred to as a “pre-amendment” device).
•For devices that require premarket notification, a 510(k) submission is the regulatory process that requires the applicant to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed predicate device. The applicant must submit information that supports its determination that its subject device is substantially equivalent to a legally marketed predicate device. The 510(k) premarket notification pathway generally takes from three to nine months from the date the application is accepted for review but in limited situations can take longer.
•For devices that require approval of a premarket application (“PMA”), the PMA process requires the applicant to provide clinical and laboratory data that establishes that the medical device is safe and effective. The FDA will approve the device for commercial distribution if it determines that the data and information in the PMA application constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). PMA applications generally require extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation (21 CFR Part 820) (“QSR”), which requires manufacturers to implement a quality system that has processes and procedures concerning design and manufacturing. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing. The average review time for a PMA application is one to two years, but can take longer.
•Novel device technologies, including novel device changes, that have not been previously classified by the FDA and for which there is no suitable predicate device are considered Class III “by default” under the FDCA and would thus require a PMA. However, if the application of general and/or special controls can provide a reasonable assurance of safety and effectiveness, novel device technologies that are Class III “by default” may be eligible for authorization by the FDA via the De Novo pathway. To obtain marketing authorization via the De Novo pathway, the applicant must show that the subject device is low to moderate risk (or why through the application of special controls the subject device is low to moderate risk), such that it can be reclassified as Class I or Class II. The De Novo request pathway usually requires more testing data than a 510(k), and often requires clinical data. The average review time for a De Novo request is nine to 12 months but it can take longer.
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

We consider our Wellness reports and Polygenic Risk Score (“PRS”) reports to be either non-medical devices under the FDCA or to be low risk medical devices subject to FDA enforcement discretion from compliance with the requirements of the FDCA in accordance with the FDA’s General Wellness: Policy for Low Risk Devices (issued July 29, 2016 and revised September 27, 2019). It is possible in the future that the FDA may disagree and conclude that some or all of our Wellness reports or Polygenic Risk Score reports are medical devices and not subject to enforcement discretion. As a result, we could be subject to enforcement action and penalties. We consider our COVID-19 Severity Calculator to be a medical device that is subject to FDA enforcement discretion in accordance with the FDA’s Policy for Device Software Functions and Mobile Medical Applications (last issued September 28, 2022). Using a risk-based approach, the FDA’s policy established a group of software that meets the definition of a medical device but is subject to enforcement discretion from compliance with the requirements of the FDCA. It’s possible that the FDA may disagree that our COVID-19 Severity Calculator is subject to enforcement discretion and could thus subject us to an enforcement action and penalties. If this were to occur, we would likely have to utilize the premarket pathways described above.
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
Regulation of Pharmacy Services
Our pharmacy services are subject to laws of various state and federal agencies. Our affiliated pharmacies face regulation on a number of issues that vary from state-to-state, including pharmacist-to-technician supervision ratios, practice of pharmacy, quality, sufficiency of facilities and equipment, prescription requirements, patient-friendly medication labeling, controlled substances, scheduled listed chemical, and listed chemical regulation, and ensuring a patient’s freedom of choice in selecting their pharmacy, among a number of other requirements. On the federal level, pharmacies must comply with the FDA’s requirements under the Drug Supply Chain Security Act which are intended to preserve the integrity of the U.S. drug supply chain. The Drug Supply Chain Security Act requires pharmacies and others in the U.S. drug supply chain to comply with requirements for product tracking and tracing, information and pedigree exchange, reporting, investigations, and product quarantine and disposition. Further federal regulations apply to those pharmacies that dispense controlled substances scheduled listed chemicals, and listed chemicals under the Controlled Substance Act, which is implemented by the Drug Enforcement Administration. Furthermore, each pharmacist and technician must also obtain appropriate professional licensure and are subject to upholding state professional standards of conduct and patient privacy laws.

Privacy and Security Regulation
We are engaged in ongoing privacy compliance and oversight efforts, including in connection with the requirements of numerous local, state, federal and international laws, rules, and regulations relating to the privacy and security of directly or indirectly identifiable personal information (collectively, “Data Protection Laws”). Such Data Protection Laws regulate the collection, storage, sharing, use, disclosure, processing, transferring, and protection of personal information, including genetic information, and evolve frequently in scope and enforcement. There can also be uncertainty, differing interpretations, and potentially contradictory requirements across the privacy and security legal and regulatory landscape. In the U.S., some of the notable Data Protection Laws we are subject to include the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), the California Genetic Information Privacy Act (“GIPA”), California Confidentiality of Medical Information Act (“CMIA”), Section 5 of the Federal Trade Commission Act (“FTC Act”), the Telephone Consumer Protection Act of 1991 (“TCPA”) and, in the event of a data breach, various data breach laws across the 50 states and territories. We also are subject to at least 10 (and growing) state genetics privacy laws. Outside of the U.S., numerous countries have their own Data Protection Laws, including, but not limited to, the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”) and the EU General Data Protection Regulation (“GDPR”), now also enacted in the U.K. (“UK GDPR”). 23andMe also expects additional Data Protection Laws to be proposed and enacted in the future, particularly in the U.S., and current Data Protection Laws to evolve frequently through new legislation and amendments to existing legislation and changes in enforcement approach. The effects of such changes may be inconsistent from one jurisdiction to another, and potentially far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. These new or modified Data Protection Laws, and other changes in laws or regulations relating to privacy, data protection and information security, particularly any new or modified laws or regulations that require enhanced protection of certain types of data or new obligations or restrictions with regard to data retention, transfer or disclosure and the use of data for research purposes, could greatly increase the cost of providing our offerings, require significant changes to our operations or even prevent us from providing certain offerings in jurisdictions in which we currently operate and in which we may operate in the future.
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
In the U.S., the CCPA creates additional obligations relating to consumer data, with enforcement of certain new provisions added by the California Privacy Rights Act beginning on July 1, 2023. The CCPA provides for fines of up to $7,500 for intentional violations and a private right of action with respect to data breaches. Interpretation and enforcement of CCPA, including its current and forthcoming regulatory guidance, remain uncertain. Other states have enacted similar comprehensive privacy laws, which vary from the CCPA in certain aspects. For example, new consumer health privacy laws in Colorado, Virginia, Connecticut and Utah become effective in 2023, and a new consumer health privacy law in Washington, including a private right of action, became effective in 2024. The CMIA, among other state medical privacy laws, imposes additional requirements with respect to medical information, and provides for fines of between $2,500 and $250,000 per violation and a private right of action in the event medical information has been used or disclosed in violation of the CMIA.
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
Where applicable, we rely on data transfer mechanisms to be able to transfer data between countries freely. We previously relied on the Privacy Shield certification for the purposes of transferring personal information out of the EU. In light of the invalidation of Privacy Shield in July 2020, we continue to rely on standard contractual clauses to transfer EU/UK personal information outside of the EU/UK, or where applicable derogations are provided for by law. These clauses have been being revised, and the process and the implementation of new requirements related to the clauses, such as conducting additional risk assessments and implementing additional safeguards, will increase our costs. On March 25, 2022, the EU and U.S. announced that they had reached an agreement in principle on a new Trans-Atlantic Data Privacy Framework (the “Framework”), which will be translated into legal documents to be adopted in the EU and U.S. to provide a renewed basis for transatlantic data transfers. However, if a new Framework is not adopted and we are unable to continue to rely on the standard contractual clauses or rely upon other alternative means of data transfers from the EU/UK to the U.S. (such as consent), we will likely be unable to offer a number of services in the EU/UK, which would materially and adversely affect our business. Additionally, in the U.S. and internationally, businesses are required to provide notice to affected customers whose personal information has been disclosed as a result of a data breach. Many countries and/or states require businesses to maintain safeguards and take certain actions in response to a data breach and may be required to also notify applicable regulatory authorities. Recently, some states, such as California, have explicitly added genetic information to their breach notification laws, which presents additional liabilities and costs to our business. Some U.S. states go beyond data breach notification and general security safeguards by requiring businesses to maintain specific security safeguards; for example, Massachusetts establishes minimum standards to be met in connection with the safeguarding of personal information contained in both paper and electronic records including maintaining security policies and procedures, security training for employees, regular audits. While many Data Protection Laws rely on regulatory enforcement for non-compliance with security safeguards or data breaches, there may be an increase in legislation like CCPA providing a private right of action for consumers in the event of a data breach. Civil litigation and security compliance present liabilities and costs with respect to maintaining and continually refining security safeguards and incident response processes.
We anticipate changes with Data Protection Laws as countries and states continue to propose comprehensive privacy laws and regulations addressing consumer data protection rights, transparency and cybersecurity. In certain states, these laws are directed specifically to genetic information or genetic testing companies, or more specifically direct-to-consumer genetic testing companies. Data Protection Laws specific to genetic information have recently been enacted in 10 or more states, including California, Utah, Florida, and Arizona. Many other states are considering similar laws regulating genetic information, some of which include private rights of action for consumers. Such private rights of action present liabilities and costs to our business with respect to implementing and maintaining compliance with such laws, and potentially responding to civil litigation. We have incurred, and expect to continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by Data Protection Laws. With substantial uncertainty over the interpretation and application of these and other laws and regulations (such as CCPA, CMIA, and genetic privacy laws), we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.
Regulation of our Therapeutics Products and Programs
Government authorities in the U.S. at the federal, state and local level and in other countries regulate, among other things, the research, development, manufacture, testing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products. Generally, before a new drug or, biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved, authorized, or cleared by the applicable regulatory authority. The process of obtaining regulatory approvals and the subsequent compliance with appropriate regional, federal, state, territorial and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative actions or judicial sanctions. These actions and sanctions could include, among other actions, a regulatory agency’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of or debarment from government contracts, FDA debarment, exclusion from federal healthcare programs, restitution, disgorgement and civil or criminal fines or penalties. Any agency or judicial enforcement action could have a material adverse effect on our business, the market acceptance of our products and our reputation. Our drugs must be approved by the FDA through either a New Drug Application (“NDA”), or a Biologics License Application (“BLA”), process before they may be legally marketed in the U.S., and by similar processes for other regulatory regions. Moreover, the regulatory requirements governing our business are also evolving and will likely continue to evolve. By example, the FDA has issued a growing number of guidance documents that provide its interpretation of regulatory requirements, including, with respect to pharmacogenomic data and information.
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
•Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the drug. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, dosage tolerance, structure-activity relationships, mechanism of action, absorption, excretion, pharmacokinetics side effect tolerability, and safety of the drug. These trials also sometimes seek to gain an early indication of a product candidate’s effectiveness.
•Phase 2 clinical trials involve studies in a limited disease-affected patient population to evaluate proof of concept and/or determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

•Phase 3 clinical trials are adequate and well-controlled studies that involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling.
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
Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA or BLA subject to certain exceptions, must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. The FDA reviews all submitted NDAs and BLAs before it accepts them for filing and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. If additional information is requested by the FDA, the application must be resubmitted with the requested information and is subject to further review before being accepted for filing. Once accepted, the FDA begins an in-depth substantive review of the submission. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA or original BLA and respond to the applicant, and six months from the filing date of a new molecular entity NDA or original BLA designated for priority review, which are products that, if approved, would present significant improvements in the safety or effectiveness of the treatment or diagnosis of a serious condition. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for or a sponsor’s submission of additional information or clarification. The FDA also may audit data from or conduct remote regulatory assessments of clinical trials and clinical trial sites to ensure compliance with GCP requirements. The FDA will also inspect or conduct remote regulatory assessments of the facilities that manufacture the product candidate and will not approve a marketing application unless the agency confirms the manufacturer’s compliance with GMP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. For product candidates for which no active ingredient has previously been approved, such a referral is mandatory unless the FDA issues an action letter summarizing the reasons why it did not require an advisory committee review.
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
European Medicines Agency (EMA) Review Process
In the European Economic Area (“EEA”), which is comprised of the 27 Member States of the European Union (including Norway and excluding Croatia), Iceland and Liechtenstein, drugs can only be commercialized after obtaining a marketing authorization (“MA”). Before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. There are two types of marketing authorizations:
•The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union.
•National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (“SPC”) and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA or BLA. If there is another product approved by the FDA for the same orphan indication, which the FDA deems to be the same as the investigational product, the sponsor of the investigational product must also present a plausible hypothesis of clinical superiority for the FDA to grant an orphan drug designation. This hypothesis must be demonstrated to obtain orphan drug exclusivity. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care, or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication. In such cases, the second in time product could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If we pursue marketing approval for an indication broader than any orphan drug designation we have received, we may not be entitled to orphan drug exclusivity.
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

In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected). In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following drug approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.
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
A product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. The product must also provide a meaningful therapeutic benefit to patients over existing treatments. As a condition of approval, the FDA requires that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-approval confirmatory clinical trials. By the date of approval of an accelerated approval product, the FDA must specify the conditions for the required post approval studies, including enrollment targets, the study protocol, milestones, and target completion dates. The FDA may also require that the confirmatory Phase 4 studies be commenced prior to the FDA granting a product accelerated approval. Progress reports on these studies must be submitted to the FDA every 180 days after approval. In addition, the FDA requires as a condition for accelerated approval pre-review of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA may withdraw approval of a drug or indication approved under accelerated approval using a statutorily defined streamlined process if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. Failure to conduct the required Phase 4 confirmatory studies or to conduct such studies with due diligence, as well as failure to submit the required update reports can subject a sponsor to penalties. In recent years, the accelerated approval pathway has come under significant FDA and public scrutiny. Accordingly, the FDA may become reluctant in granting accelerated approval or, if granted, may withdraw approval if clinical benefit is not confirmed.
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
A drug or biologic product can also obtain pediatric market exclusivity in the U.S. that, if granted, adds six months to existing exclusivity periods and, for drug products (as opposed to biologic products) any patent terms listed in the FDA’s list of Approved Drug Products with Therapeutic Equivalence Evaluations, which is commonly known as the Orange Book. This six-month exclusivity, which runs from the end of the applicable exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study. To qualify for this exclusivity, the study must be completed in accordance with the Written Request and within specified timeframes prior to the expiration of the underlying patents or market exclusivity periods that would be extended. The study is not required, however, to show that the product is safe or efficacious in pediatric populations.
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
FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our products in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Certain GMP deviations also require reporting to the FDA. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and list the products produced at the facility. There are also continuing program user fees that product sponsors must pay. Recently, the information that must be submitted to the FDA regarding manufactured products was expanded through the Coronavirus Aid, Relief, and Economic Security, or CARES, Act to include the volume of drugs produced during the prior year. These facilities are also subject to periodic unannounced inspections and remote regulatory assessments by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall. Once an approval is granted, the FDA may issue enforcement letters or withdraw the approval of the product if compliance with regulatory requirements and standards is not maintained or if problems occur after the drug or biologic reaches the market. Corrective action could delay drug or biologic distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a drug or biologic, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; revisions to promotional material; the provision of corrective information; adverse publicity; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the drug or biologic, suspension of the approval, complete withdrawal of the drug from the market or product recalls;

•fines, warning letters, untitled letters, or cyber letters, or holds on post-approval clinical trials;
•refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of drug or biologic approvals;
•drug or biologic seizure or detention, or refusal to permit the import or export of drugs; or
•injunctions or the imposition of civil or criminal penalties, FDA or contract debarment, refusal of orders under existing governmental contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement, corporate integrity agreements and consent decrees, among other consequences described in this filing.
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
The Hatch-Waxman Act
Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application (“ANDA”). An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients to the site of action in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s drug or a method of using the drug. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA. In an effort to clarify which patents must be listed in the Orange Book, in January 2021, Congress passed the Orange Book Transparency Act of 2020, which largely codifies the FDA’s existing practices into the FDCA.

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
On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for therapeutic products that depend on the use of a diagnostic test and where the diagnostic device is essential for the safe and effective use of the corresponding therapeutic product, the premarket application for the companion diagnostic device should be developed and approved or cleared via a medical device regulatory pathway contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device. The FDA also issued a draft guidance in July 2016 setting forth the principles for co-development of an in vitro companion diagnostic device with a therapeutic product. The draft guidance describes principles to guide the development and contemporaneous marketing authorization for the therapeutic product and its corresponding in vitro companion diagnostic. As noted in the “Regulation of In Vitro (“IVD”) Diagnostics and Medical Devices” section above, the companion diagnostic device is subject to the FDA’s general controls including the QSR, facility registration, device listing, reporting of, adverse events, and reporting of corrections and removals. As a device manufacturer, companion diagnostic makers are subject to periodic FDA inspections. As noted in the “Regulation of In Vitro (“IVD”) Diagnostics and Medical Devices” section above, noncompliance with the FDCA and its implementing regulation can subject a manufacturer to enforcement including administrative actions, civil penalties, and criminal penalties.
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
Other Laws — Environmental, Occupational Safety and Health
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
Workforce
As of March 31, 2024, we employed 582 employees worldwide, of which 560 were full-time employees and 100% were U.S.-based employees.
Diversity, Equity, and Inclusion (DE&I)
We strive to provide opportunity for all: our employees, our community, and our customers. We believe in welcoming and embracing various cultures and backgrounds, as we recognize the value of employing a workforce of unique and varying viewpoints and experiences. As of March 31, 2024, 53% of our U.S. workforce are women. Of the nine members of our Board of Directors, four identify as people of color and three identify as female.
Our DE&I strategy is focused on advancing product inclusivity and employee experience. Our products, content, and experiences are designed to ensure the inclusivity of our customers’ diverse identities and needs. We also seek to foster a safe space for individuals to discuss issues that impact their shared community through employee affinity groups. In addition, to focus on supplier diversity, we developed and implemented a supplier diversity survey to be utilized when sourcing new vendors for the organization.
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
Competitive Compensation and Benefits
We provide all benefit-eligible employees working at least 20 hours per week with a comprehensive benefit and compensation package, which includes:
•Medical, dental, vision care, health savings account plus employer contribution, life insurance plus accidental death and dismemberment (“+ ADD”) coverage, voluntary life + ADD, short-term and long-term disability, a retirement plan with Company match, and a discount employee stock purchase program;
•Healthcare and dependent care flexible spending accounts, commuter benefits plus transit subsidy;

•Discounted gym membership, work-from-home internet stipend plus a one-time work from home office equipment reimbursement, and pet insurance;
•Employee assistance program, precision mental healthcare with free counseling sessions and unlimited digital mental health support, tuition reimbursement and student loan assistance, medical coverage for same and opposite gender domestic partners, company and floating holidays, paid volunteer time off and paid time off;
•Reimbursement of expenses for surrogacy, adoption and infertility;
•Complimentary resource for personal legal questions and personal legal document generation and review, personal financial wellness platform and access to fiduciary financial advisors; and
•Eight weeks of fully paid parental leave following birth, adoption, or surrogacy for both parents, plus eight weeks of additional leave for a birthing parent.
As a company, we offer postpartum and return-to-work assistance which includes on-site lactation rooms and flexible work hours. For nursing moms who travel for work, we provide reimbursement for the shipment of breast milk back to their homes. We also offer back-up child and elder care. We offer one week of company paid family leave for employees who need to care for a family member who has a serious health condition and provide an additional 80 hours of sick leave for COVID-related illness.
We believe in investing in the health, well-being, and wellness of our employees. We provide complimentary health and fitness classes and host individual and team wellness challenges that incorporate mental, emotional, physical, and nutritional elements of a healthy lifestyle. We provide an online navigation and advocacy service to find the right care and deal with medical bills questions.
Talent Development
Employee development is considered to be a strategic priority. We support employee growth and development by offering a variety of benefits. Our focus areas at this time are on leadership development, career development, DE&I and supporting hybrid teams/leadership. In addition to our flagship leadership program, which empowers employees to lead from any seat and is provided annually to emerging leaders, we offer all people managers training on critical skills such as change management and providing effective feedback including DEI-focused training on allyship and unconscious bias. We believe managers play a crucial role as allies, fostering effective communication and mentorship among our employees. To support career development, we have built career frameworks for each job function that give employees visibility into the skills and qualifications required at every level, both within their respective functions and cross functions. These frameworks spark effective career development conversations between managers and employees.
Other talent development benefits we offer are tuition reimbursement, department learning budgets and internal mentorship programs. Our company-wide performance management framework is designed to support and foster career advancement. This framework encompasses three areas:
•Feedback for both employees and managers to foster an environment of learning and development;
•Self-assessment of achievements and aspirations; and
•Management assessment of performance and growth areas.
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
Summary of Principal Risk Factors
•The market for personal genetics products and services has experienced a recent overall decline. If this trend continues or worsens, it could adversely affect our business and results of operations.
•If our competitors receive further FDA marketing approval for in vitro diagnostic products, our business could be adversely affected.
•The telehealth market is immature and volatile, and if it does not develop, if it encounters negative publicity, or if the use of telehealth solutions does not continue to increase, then the growth of our business and our results of operations could be adversely affected.
•We rely on key sole suppliers to manufacture and perform services used by customers who purchase our PGS, which could adversely affect our ability to meet customer demand.
•If we are not able to maintain and enhance our brand, our ability to expand our customer base may be impaired and our business and operating results may be harmed.
•If our efforts to attract new customers and patients and engage existing customers and patients with enhanced products and services are unsuccessful or if such efforts are more costly than we expect, our business may be harmed.
•Revenue derived from our kit sales is dependent on seasonal holiday demand and the timing of Amazon Prime Day, which could lead to significant quarterly fluctuations in revenue and results of operations.
•Our pricing strategies may not meet customers’ price expectations or may adversely affect our revenue.
•We depend on a number of other companies to perform functions critical to our ability to operate our platform and generate revenue from patients.
•If we are unable to attract and retain high quality healthcare providers for our patients, our business, financial condition, and results of operations may be materially and adversely affected.
•If the number of our customers consenting to participate in our research programs declines or fails to grow, our revenue may be adversely affected, and our database may become less effective.
•Our focus on using our genetics-powered platform to discover targets with therapeutic potential may not result in the discovery of commercially viable drug targets for us or our collaborators.
•Media reports on consumer data privacy and security concerns and the use of genetic information may decrease the overall consumer demand for personal genetic products and services, including ours. Some countries prohibit or restrict genetic testing being sold in those countries.
•We do not have any experience in successful drug development or commercialization and our failure to execute on successful drug development or commercialization would adversely affect our business and results of operations.

•If we fail to succeed in our drug development efforts, or to develop and commercialize additional products and services, our ability to expand our business and achieve our strategic objectives would be impaired.
•Our Therapeutics business faces substantial competition, which may result in others discovering, developing, or commercializing drugs before or more successfully than we can.
•We cannot give any assurance that any of our drugs will receive regulatory approval, which is necessary before they can be commercialized.
•Failure to adequately design a trial, or incorrect assumptions about the design of the trial, could adversely affect our ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval.
•We have experienced a criminal cyber incident and could in the future experience other security breaches, disruption to our business, or reputational harm.
•We will need additional capital, and we cannot be sure that additional financing will be available on acceptable terms or at all.
•We depend on the continued services and performance of our highly qualified key personnel, and we may not be able to attract or retain qualified scientists and other specialized individuals in the future due to the competition for qualified personnel among life science and technology businesses.
•Economic uncertainty or downturns, particularly affecting the markets and industries in which we operate, and on discretionary consumer spending could adversely affect our business, financial condition, and results of operations.
•Impairment in the value of our goodwill and intangible assets could have a material adverse effect on our operating results and financial condition.
•If we, GSK, and any future collaborators are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize any drugs, or experience delays in doing so, our business may be materially harmed.
•GSK and any other potential drug discovery collaborators will have significant discretion in determining when to make announcements, if any, about the status of our collaborations, which may cause the price of our Class A common stock to decline as a result of announcements of unexpected clinical trial results or data relative to our research and development programs.
•Following the expiration of the discovery period under the original GSK Agreement in July 2023, we intend to establish other collaborations, and, if we are not able to obtain new collaboration partners, or to negotiate commercially reasonable terms, we may be required to modify our therapeutics development strategies and goals.
•Our collaborators may not achieve projected discovery and development milestones and other anticipated key events in the expected timelines or at all, which could have an adverse impact on our business.
•Our products and services are subject to extensive regulation and compliance with existing or future regulations could result in unanticipated expenses, or limit our ability to offer our products and services.
•We will face legal, reputational, and financial risks if we fail to protect our customer and patient data from security breaches or cyberattacks.
•Our ability to meet demand in the Amazon retail channel is dependent upon Amazon’s stocking policies.
•If we are unable to protect our intellectual property (“IP”), the value of our brands and other intangible assets may be diminished, we may be unable to prevent others from using our inventions and competing with us, we may be unable to prevent others from learning our company secrets, and our business may be adversely affected.
•We may be subject to claims challenging the inventorship or ownership of our patents and other IP.
•If any IP rights are invalidated, lost, or expire we will no longer be able to prevent others from using that IP, which could adversely affect business.
•The IP rights we rely upon to protect our products and services may not be adequate, which could enable others to use our technology and reduce our ability to compete.
•The industry is subject to rapidly changing technology which could make the products and services we are commercializing or developing obsolete unless we continue to develop or utilize new technologies and pursue new market opportunities.
•Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.
•We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
•We have incurred and will continue to incur significant costs as a result of being a public company.

•Our failure to satisfy certain Nasdaq listing requirements may result in our common stock being delisted from the Nasdaq Stock Market, which could eliminate the trading market for our common stock.
•If we fail to maintain effective internal control over financial reporting or experience material weaknesses in the future, our ability to produce timely and accurate financial statements could be impaired, which may adversely affect our business.
•We are subject to changing law and regulations regarding regulatory matters, data privacy, corporate governance, and public disclosure that have increased our costs and the risk of non-compliance, which can be significant for serious breaches such as privacy breaches.
•We may face additional risks as a result of the dual class structure of our common stock, such as an increased concentration of voting control in the holders of our outstanding Class B common stock, including our Chief Executive Officer and Co-Founder.
Risks Related to Our Business
Consumer and Research Services Business Risks
The market for personal genetics products and services has experienced a recent overall decline, which corresponds with the recent and significant decreases in our revenues. If this trend continues or worsens, it could adversely affect our business and results of operations.
Our revenue model has historically been derived principally from customers who purchase our PGS services. For the fiscal years ended March 31, 2024, 2023, and 2022, PGS revenue accounted for 76%, 68%, and 75% of revenues, respectively. There is no assurance that our business model will be successful or that it will generate increased revenues or become profitable as a result of marketing our current PGS services or any future products or services. We may be forced to make significant changes to our anticipated pricing, sales and revenue model to compete with our competitors’ offerings, and even if such changes are implemented, there is no guarantee that they will be successful. If the current market trend continues or worsens, or we are unable to adjust our approach to meet market demands, our revenues and results of operations will be adversely affected.
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
With respect to our PGS business, the market continues to see new entrants with offerings similar to our PGS services. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•the size of our customer base;
•the timing and market acceptance of products and services, including the developments and enhancements to those products and services, offered by us or our competitors;
•customer service and support efforts;
•selling and marketing efforts;
•ease of use, performance, price and reliability of solutions developed either by us or our competitors; and
•our brand strength relative to our competitors.
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

Further, to the extent our telehealth services or related medication prescription services involve or may in the future involve controlled substances, the Drug Enforcement Administration is considering rulemaking that may negatively impact our clinicians’ ability to prescribe such controlled substances to patients. If any of these events occur, it could have a material adverse effect on our business, financial condition, and results of operations.
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
For example, the increased growth of our membership service, 23andMe+ Premium, depends upon how compelling this offering is to our customers. Many of our 23andMe+ Premium members may initially access the service for a discount. While we strive to demonstrate the value of our membership service to our customers, and encourage eligible customers to become paid members of 23andMe+ Premium, these customers may not convert to a fully paid membership to 23andMe+ Premium after they take advantage of our promotions. Moreover, if we are unable to keep existing customers engaged, including by their participation in research and responses to questionnaires, our ability to grow our database and discover new insights about the relationship between genetics and disease will be compromised. If we are unable to attract new customers or engage existing customers, including as members of 23andMe+ Premium, our revenue and our operating results may grow slower than expected or decline.
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
Our marketing efforts currently include various initiatives and consist primarily of digital marketing on a variety of social media channels, such as Facebook, search engine optimization on websites, such as Google, Bing, and Yahoo!, various branding strategies, and mobile “push” notifications and email. During the fiscal years ended March 31, 2024, 2023, and 2022, we incurred $85.6 million, $120.0 million, and $100.3 million of sales and marketing expenses, representing 39%, 40%, and 37% of our revenue, respectively. We anticipate that sales and marketing expenses will continue to represent a significant percentage of our overall operating costs for the foreseeable future. We have historically acquired a significant number of our users through digital advertising on platforms and websites owned by Facebook and Google, which may terminate their agreements with us at any time. Our investments in sales and marketing may not effectively reach potential customers and/or patients, potential customers and/or patients may decide not to buy our products or services, or customer or patient spend for our products and services may not yield the intended return on investment, any of which could negatively affect our financial results.
Many factors, some of which are beyond our control, may reduce our ability to acquire, maintain and further engage with customers and patients, including those described in this “Risk Factors” section and the following:
•system updates to app stores and advertising platforms such as Facebook and Google, including adjustments to algorithms that may decrease user engagement or negatively affect our ability to reach a broad audience;
•consumers opting out of the collection of certain personal information, including opting out of cookies, for marketing purposes;
•consumers opting out of the receipt of promotional emails or text messages;
•federal and state laws governing the use of personal information, including healthcare or genetic data, in marketing to potential or existing customers and patients, and the regulation of the use of discounts, promotions, and other marketing strategies in the healthcare industry;
•changes in advertising platforms’ pricing, which could result in higher advertising costs;
•changes in digital advertising platforms’ policies, such as those of Facebook and Google, that may delay or prevent us from advertising through these channels, which could result in reduced traffic to and sales on our platform, or that may increase the cost of advertising through these channels;
•changes in search algorithms by search engines;
•inability of our email marketing messages to reach the intended recipients’ inbox;
•ineffectiveness of our marketing efforts and other spend to continue to acquire new customers and patients and maintain and increase engagement with existing customers and patients;
•decline in popularity of, or governmental restrictions on, social media platforms where we advertise;
•the development of new search engines or social media sites that reduce traffic on existing search engines and social media sites; and
•consumer behavior changes as a result of macroeconomic pressures in the United States and the global economy, such as rising interest rates, inflation, and recession fears.

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
Our kit sales are dependent on seasonal holiday demand, as well as the timing of Amazon Prime Day, which has varied in recent years. We generate a significant amount of our PGS revenue during the fourth quarter of our fiscal year, due to seasonal holiday demand and to the fact that kits that are ordered during the holiday season (which occurs during the third quarter of our fiscal year) are recognized as revenue when the customer sends in their kit to the laboratory to be processed and genetic reports are delivered to the customer, which typically for holiday purchases tends to occur in the fourth fiscal quarter. For example, in fiscal 2024, 2023, and 2022, fourth quarter PGS revenue represented 33%, 35%, and 36%, of our total PGS revenue, respectively. Our promotional activity is also higher in the third fiscal quarter, which may reduce gross margin during this period. Purchasing patterns of kit sales are also aligned with other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day.
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
Our PGS is available in the U.S., Canada, the U.K., and in certain other markets globally, and our telehealth services are available in all 50 states, the District of Columbia, and the U.K. We plan to continue to pursue international expansion of our business operations and we may expand our offering in existing international markets or enter new international markets where we have limited or no experience in marketing, selling and deploying our product and services. If we fail to deploy or manage our operations in these countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:
•policies, social and/or economic instability;

•risks related to governmental regulations in foreign jurisdictions and unexpected changes in regulatory requirements and enforcement;
•fluctuations in currency exchange rates;
•higher levels of credit risk and payment fraud;
•enhanced difficulties of integrating any foreign acquisitions;
•burdens of complying with a variety of foreign laws;
•reduced protection for IP rights in some countries;
•difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations and subsidiaries;
•different regulations and practices with respect to employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain international jurisdictions;
•compliance with statutory equity requirements; and
•management of tax consequences and compliance.
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
Our systems and operations are also vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, ransomware and other attempts to affect the integrity or availability of data, earthquake and similar events. For example, our headquarters are located in the San Francisco Bay Area which over the past several years has been subject to planned power outages to reduce the risk of wildfire, and these power outages can last for several days, which may limit or curtail certain operations. In the event of any catastrophic failure involving our website, we may be unable to serve our web traffic. In addition, our Lemonaid pharmacy fulfillment business is processed from a single location, which operations would be materially disrupted in the event any of these events were to occur at such facility. The occurrence of any of the foregoing risks could result in damage to our systems or could cause them to fail completely, and our insurance may not cover such risks or may be insufficient to compensate us for losses that may occur.

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
As new mobile devices and mobile operating systems are released, we may encounter problems in developing or supporting our mobile websites or mobile applications for them. Our ability to offer commercially successful mobile websites and mobile applications could also be harmed by factors outside of our control, such as:
•increased costs to develop, distribute, or maintain our mobile websites or mobile applications;
•changes to the terms of service or requirements of a mobile application store that requires us to change our mobile application development or features in an adverse manner; and
•changes in mobile operating systems, such as Apple’s iOS and Google’s Android, that disproportionately affect us, degrade the functionality of our mobile websites or mobile applications, require that we make costly upgrades to our technology offerings, or give preferential treatment to competitors’ websites or mobile applications.
If our customers or patients experience difficulty accessing or using, or if they elect not to use, our mobile websites or mobile applications, our business and results of operations may be adversely affected.
Use of social media and email may adversely affect our reputation or subject us to fines or other penalties.
We use social media and email as part of our approach to marketing. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting on our behalf or at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines, other penalties, or lawsuits. Although we continue to update our practices as these laws change over time, we may be subject to lawsuits or investigations alleging our failure to comply with such laws. In addition, our employees or third parties acting on our behalf or at our direction may knowingly or inadvertently use social media, including through advertisements, in ways that could lead to the loss or infringement of IP, as well as the improper sharing or public disclosure of proprietary, confidential, or sensitive personal information of our business, employees, customers, patients, members, or others. Any such inappropriate use of social media and emails could also cause reputational damage.
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
Our reliance on third-party manufacturers exposes us to potential risks, such as the following:
•We may be unable to contract with third-party manufacturers on acceptable terms, or at all, because the number of potential manufacturers is limited. Potential manufacturers will be subject to FDA compliance inspections and any new manufacturer would have to be qualified to produce our drugs;
•Our third-party manufacturers might be unable to formulate and manufacture our drugs in the volume and of the quality required to meet our clinical and commercial needs, if any;
•Our third-party manufacturers may face supply chain issues, including, but not limited to, as a result of global geopolitical events;
•Following submission of a marketing application, our third-party manufacturers may not be inspected on a timely basis by the applicable regulatory authorities;
•Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials through completion or to successfully produce, store, and distribute our commercial products, if approved;
•Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and other government agencies to ensure compliance with cGMP and other government regulations and corresponding foreign standards. We do not have direct control over third-party manufacturers’ compliance with these regulations and standards, but we may ultimately be responsible for any of their failures;
•If any third-party manufacturer makes improvements in the manufacturing process for our products, we may not own, or may have to share, the IP rights to such improvements;

•Third-party manufacturers may not comply with the applicable regulatory requirements, which would expose us and them to potential enforcement actions; and
•A third-party manufacturer may gain knowledge from working with us that could be used to supply one of our competitors with a product that competes with ours.
If our contract manufacturers or other third parties fail to deliver our drugs for clinical investigation and, if approved, for commercial sale on a timely basis, with sufficient quality, and at commercially reasonable prices, we may be required to delay or suspend development and commercialization of our drugs. For example, our clinical trials must be conducted with product that complies with cGMP. Failure to comply may require us to repeat or conduct additional preclinical and/or clinical trials, which would increase our development costs and delay the regulatory approval process and our ability to generate and grow revenues. The FDA or other regulatory authorities may also determine that our third-party manufacturers do not maintain quality systems sufficient for product approval and/or may find that the manufacturing data and development does not meet the FDA’s approval standards.
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
Our ability to obtain regulatory approval for our product candidates is dependent on conducting clinical and preclinical trials, which we do not have the ability to independently conduct. We rely on third-party service providers, such as independent investigators and contract research organizations (CROs), to conduct these trials on our behalf. While we expect to contract with these parties for future trials, there is no guarantee that we will be able to do so on favorable terms or at all. We have limited control over the activities of these third-party service providers and are responsible for ensuring that our trials are conducted in accordance with applicable regulations and protocols. If these third-party service providers fail to meet their obligations or conduct trials in accordance with regulatory requirements or our protocols, we may need to enter into new arrangements with alternative service providers, which could be difficult, costly, or impossible, and consequently could delay or terminate our trials. If we choose to conduct these activities ourselves, we will need to recruit trained personnel and add to our research, clinical, quality, and corporate infrastructure. The failure of these third-party service providers to comply with regulatory requirements could result in enforcement actions as well as extended, delayed, terminated, or repeated trials, which could prevent us from obtaining regulatory approval in a timely manner or at all, and may prevent us from commercializing the applicable product candidate being tested in such trials. In the event that we need to replace these third-party service providers, we may not be able to do so on commercially reasonable terms or in a timely fashion.
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
We may not achieve market acceptance of our products even if they receive marketing approval. If our products fail to gain market acceptance, we may not be able to generate product revenue or achieve profitability. The market acceptance of our product candidates, if approved for commercial sale, depends on several factors, including but not limited to:
•the prevalence and severity of any side effects;
•the effectiveness and potential advantages over alternative treatments;
•the ability to offer our product candidates for sale at competitive prices;
•relative convenience and ease of administration;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support and the timing of market introduction of competitive products; and
•publicity concerning our products or competing products and treatments.
Although a product may display a favorable efficacy and safety profile, its market acceptance will only be known after it is launched. Our efforts to educate patients, the medical community, and third-party payors about our product candidates may require significant resources and may not be successful. Such efforts may require more resources than conventional methods used by our competitors.
General Business Risks
We have experienced a criminal cyber incident and could in the future experience other security breaches, disruption to our business, or reputational harm.
We have been subject to, and may in the future be subject to, cyberattacks and threats to our business from bad actors. Cyberattacks have increased in frequency and potential harm over time, and the methods used to gain unauthorized access constantly evolve, making it increasingly difficult to anticipate, prevent, and/or detect incidents successfully in every instance. They are perpetrated by a variety of groups and persons, including state-sponsored parties, malicious actors, employees, contractors, or other unrelated third parties. Some of these persons reside in jurisdictions where law enforcement measures to address such attacks are ineffective or unavailable. See "Part I, Item 1C — Cybersecurity" below.
As previously disclosed, in October 2023, we reported that certain user information, which a user creates and chooses to share with their genetic relatives in the DNA Relatives feature, was accessed from individual 23andMe.com accounts without the account users’ authorization (the “incident”). Based on our investigation, we determined that the threat actor was able to access a very small percentage (0.1%) of user accounts in instances where usernames and passwords that were used on our website were the same as those used on other websites that had been previously compromised or were otherwise available (the “Credential Stuffed Accounts”). The information accessed by the threat actor in the Credential Stuffed Accounts varied by user account, and generally included ancestry information, and, for a subset of those accounts, health-related information based upon the user’s genetics. Using this access to the Credential Stuffed Accounts, the threat actor also accessed a significant number of files containing information about other users’ ancestry that such users chose to share when opting in to our DNA Relatives feature, and posted certain information online. Based on our investigation as of the filing date of this Annual Report on Form 10-K, we do not believe that we were the source of the account credentials used in these attacks, and we believe that the threat actor activity is contained.
As of the filing date of this Annual Report on Form 10-K, as a result of this incident, multiple class action claims have been filed against us in federal and state court in California, as well as in other U.S. and international jurisdictions, which we are defending. These cases are at an early stage, and we cannot predict the outcome. We are also assessing our response to notices filed by consumers under the California Consumer Privacy Act and to inquiries from various governmental officials and agencies.
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
As of March 31, 2024, our principal source of liquidity was cash and cash equivalents of $216.5 million, which was held for working capital purposes. Since our inception, we have generated significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $2.2 billion as of March 31, 2024.
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
If global economic and financial market conditions deteriorate, the following factors could have a material adverse effect on our business, operating results, and financial condition:
•The success of our operations is dependent on consumer spending, which can be negatively impacted by economic conditions, as well as factors affecting disposable consumer income such as income taxes, payroll taxes, employment, consumer debt, interest rates, increases in energy costs, and consumer confidence. Any of these factors could lead to a decrease in consumer spending. Declines in consumer spending have and, in the future, may result in decreased demand for our PGS and telehealth services, increased inventories, lower revenues, higher discounts, pricing pressure, and lower gross margins.
•We may be negatively impacted by changes in consumer preferences and discretionary spending habits, such as consumer behavior reallocating to non-discretionary consumer spending.
•We may be unable to access financing in the credit and capital markets at reasonable rates.
•If our suppliers or other participants in our supply chain experience difficulty obtaining financing needed for their operations in the capital and credit markets, it may result in delays or non-delivery of our kits.
•We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery with respect to the general economy, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.
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
Acquisitions involve numerous risks, including the following:
•The possibility that we will pay more than the value we derive from the acquisition which could result in future non-cash impairment charges, and incremental operating losses;
•Difficulties in integration of the operations, technologies, and products of the acquired companies, which may require significant attention of our management that otherwise would be available for the ongoing development of our business;
•The assumption of certain known and unknown liabilities of the acquired companies;
•Difficulties in retaining key relationships with employees, customers, collaborators, vendors, and suppliers of the acquired company;
•In the case of acquisitions outside of the jurisdictions we currently operate in, the need to address the particular economic, currency, political, and regulatory risks associated with specific countries, particularly those related to our collection of sensitive data, regulatory approvals, and tax management, which may result in significant additional costs or management overhead for our business; and
•Any of these factors could have a negative impact on our business, results of operations or financial position.
Impairment in the value of our goodwill and intangible assets could have a material adverse effect on our operating results and financial condition.
We record goodwill at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill is evaluated for impairment annually at the Consumer and Research Services reporting unit level, or more frequently if conditions warrant, by comparing the carrying value of the Consumer and Research Services reporting unit to its estimated fair value. The valuation models used to determine the fair value of goodwill are dependent upon various assumptions and reflect management's best estimates. The goodwill impairment analyses are sensitive to changes in key assumptions used, revenue growth rates, gross margin, and projected future cash flows of our Consumer and Research Services reporting unit and the discount rate applied to those projected future cash flows. The carrying value of intangible assets is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. If the recoverability test indicates the carrying value of the asset group is not recoverable, we would estimate the fair value of the asset group using the discounted cash flow method. Any impairment would be measured as the difference between the asset group's carrying amount and its estimated fair value.
Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of our Consumer and Research Service reporting unit could result in an impairment of goodwill and intangible assets and, in turn, a charge to net income.
During fiscal 2024, based on our quantitative assessments, we determined the carrying value of our Consumer and Research Services reporting unit exceeded its fair value. Consequently, we recorded goodwill impairment charges totaling $351.7 million during fiscal 2024, resulting in full impairment of our outstanding goodwill. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Goodwill" and Note 10, “Balance Sheet Components — Goodwill” to our consolidated financial statements for details.

The development and use of artificial intelligence or AI presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data and could give rise to legal and/or regulatory actions, damage our reputation or otherwise materially harm our business.

Artificial intelligence, or AI, is increasingly being used in the biopharmaceutical, pharmaceutical, technology, and consumer health industries. We may develop and incorporate AI technology in certain of our products and services. Issues relating to the use of new and evolving technologies such as AI, machine learning, generative AI, and large language models, may cause us to experience perceived or actual brand or reputational harm, technical harm, competitive harm, legal liability, cybersecurity risks, privacy risks, compliance risks, security risks, ethical issues, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. Litigation or government regulation related to the use of AI may also adversely impact our ability to develop and offer products that use AI, as well as increase the cost and complexity of doing so. In addition, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws concerning the use of AI, the nature of which cannot be determined at this time. In addition, the European Union recently passed the Artificial Intelligence Act, whose regulations will be developed over the coming year and, in the U.S., the recent Executive Order concerning artificial intelligence may result in extensive new federal rule-making. Further, market demand and acceptance of AI technologies are uncertain, and we may be unsuccessful in our product development efforts.

We have developed policies governing the use of AI to help reasonably ensure that such AI is used in a trustworthy manner by our employees, contractors, and authorized agents and that our assets, including intellectual property, competitive information, personal information we may collect or process, and customer information, are protected. Any failure by our personnel, contractors, or other agents to adhere to our established policies could violate confidentiality obligations or applicable laws and regulations, jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, or result in the misuse of personally identifiable information or the injection of malware into our systems, any of which could have a material adverse effect on our business, results of operations, and financial condition.
Risks Related to Our Collaborations
Our Therapeutics business is substantially dependent on our collaboration with GSK for the development and commercialization of any drugs discovered during the “discovery term” of the original GSK Agreement, which discovery term expired in July 2023. If we, GSK and any future collaborators are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize any drugs, or experience delays in doing so, our business may be materially harmed. We may engage and depend on other third parties for the development and commercialization of drugs and therapeutic programs discovered following the expiration of the discovery term of the original GSK Agreement or outside its scope. If those collaborations are not successful, we may not be able to capitalize on our investment in our Therapeutic business.
In July 2018, we entered into a collaboration agreement with GSK focused on the discovery, development, and commercialization of drugs that are identified utilizing our proprietary databases and data mining technologies (the “original GSK Agreement”). Under the original GSK Agreement, GSK was our exclusive collaborator for drug discovery programs for a four-year period, which was extended for a fifth year by GSK, pursuant to the terms of the original GSK Agreement. Accordingly, the exclusive collaboration provisions of the original GSK Agreement expired in July 2023, and in October 2023, we entered into an amendment to the original GSK Agreement (“2023 GSK Amendment”) as described below.
Under the original GSK Agreement, we and GSK jointly research potential drug targets based on reports generated from our proprietary databases and using our proprietary data mining technologies. Once promising drug targets are identified through these joint efforts, we and GSK share equally in the costs of discovery, development, and commercialization of any resultant drugs. Both parties have the right to opt out or reduce their share of the funding upon the occurrence of certain specified development milestones, in which case such party would no longer be entitled to share equally in the results of a successful collaboration, but instead would receive certain royalty payments on sales of the resultant drugs, depending on the timing and extent to which such party has reduced its funding or opted out. If GSK were to exercise any of the rights described in the prior sentence, and we elected to continue development, we would be required to supply any necessary funding to continue the development of the applicable drug. In addition, if we were to opt out of a program, GSK has the right to unilaterally decide to terminate the program or fail to develop a drug product, in which case we would not receive any royalty payments. In addition, substantially all our research services revenue was derived from the required payments for research services under the original GSK Agreement during the discovery term.
Our Therapeutics business has historically been substantially dependent on our collaboration with GSK for the development and commercialization of any drugs discovered during the discovery term of the original GSK Agreement. The discovery term of the original GSK Agreement expired in July 2023, while we entered into the 2023 GSK Amendment pursuant to which we granted GSK a nonexclusive license to our de-identified, summary data from global genome- and phenome-wide analysis of the 23andMe database and received a $20.0 million upfront payment, there can be no assurance that we will be able to generate research services cash receipts from other partners. If we are unable to successfully partner with future collaborators or develop drugs independently, our revenues, operating results, and our ability to fund and advance drug programs and conduct our Therapeutics business will be adversely affected.
We cannot provide any assurance with respect to the success of any research, development, or commercialization efforts pursuant to the original GSK Agreement.
Our current collaboration with GSK, and potential future collaborations involving drug development activities outside of the original GSK Agreement, pose the following risks to us:
•collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•collaborators may not perform their obligations as expected;
•collaborators may not pursue development and commercialization of any drugs that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
•collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug, repeat or conduct new clinical trials or require a new formulation of a drug for clinical testing;
•collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our drugs;
•drugs discovered in collaboration with us may be viewed by our collaborators as competitive with their own drugs, which may cause collaborators to cease to devote resources to the commercialization of our drug;
•collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a drug candidate or product;
•collaborators are subject to the same risks of drug development as we are and, accordingly, may not ultimately be successful;
•collaborators may not properly enforce, maintain or defend our IP rights or may use our proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our IP or proprietary information or expose us to potential litigation, or other IP proceedings;
•collaborators may infringe the IP rights of third parties, which may expose us to litigation and potential liability;

•disputes may arise between a collaborator and us that cause the delay or termination of the research, development, or commercialization of the drug, or that result in costly litigation or arbitration that diverts management attention and resources;
•if a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our drug development or commercialization program under such collaboration could be delayed, diminished or terminated;
•collaborators could share 23andMe data with the public or third parties or maintain insufficient security of 23andMe proprietary data exposing it to the public or third parties thereby decreasing the value of the 23andMe proprietary data;
•collaborators could use AI or other data analysis techniques with 23andMe proprietary data to create an algorithm that could replicate, mimic the value of, extract the value of, and/or compete with the 23andMe database;
•collaboration agreements may restrict our right to independently pursue new drugs. For example, under the original GSK Agreement, we were prohibited from, directly or indirectly, identifying, developing, manufacturing or commercializing drugs, unless GSK has opted-out of the program, or the program pre-existed the date of the Collaboration; and
•collaborations may be terminated by the collaborator, and, if terminated, we may suffer reputational harm, find it more difficult to attract new collaborators and be required to raise additional capital to pursue further development or commercialization of the applicable drugs.
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
In June 2014, we submitted a 510(k) seeking premarket clearance for our Bloom Syndrome carrier test. On February 19, 2015, the FDA granted marketing authorization pursuant to its de novo review standard for our Bloom Syndrome carrier test. The FDA also determined that certain of our other similar autosomal recessive carrier reports were exempt moderate risk reports, which subject to special controls, could be marketed by us without further premarket review. In October 2015, we began marketing our new Personal Genome Service in the U.S., which includes detailed reports on carrier status, pursuant to our FDA authorization and exemption, as well as research reports and reports on wellness, traits and ancestry, which we believe do not require premarket authorization.
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
We may be required to seek FDA-premarket review of other products and services, including reports that we do not currently believe require premarket authorization but could be subject to additional regulation including premarket review. In addition, it’s possible that new laws may be passed which seek to regulate laboratory testing and to modernize FDA regulations of diagnostic products (see, for example, the Verifying Accurate Leading-edge IVCT Development Act of 2023 (the “VALID Act of 2023,” the “VALID Act” or the “Act”) which is pending before the 118th U.S. Congress). These laws could result in additional regulatory burdens that could be costly and time-consuming. We and/or our finished device contract manufacturers may be inspected by the FDA which may result in the issuance of inspectional observations that suggest noncompliance with the FDCA and its implementing regulations (including the QSR). If the FDA determines that we and/or our finished device contract manufacturers are not in compliance with the FDCA, we may have to recall product and/or be subject to an FDA enforcement action. The process for resolving the inspectional observations and/or potential enforcement action could be costly and time-consuming.
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
We also are required to comply with increasingly complex and changing data security and privacy regulations in the U.K., the EU and in other jurisdictions in which we conduct business that regulate the collection, use and transfer of personal data, including the transfer of personal data between or among countries. For example, the European Union’s GDPR, now also enacted in the U.K. (“U.K. GDPR”), has imposed stringent compliance obligations regarding the handling of personal data and has resulted in the issuance of significant financial penalties for noncompliance. Further, in July 2020, the Court of Justice of the European Union released a decision in the Schrems II case (Data Protection Commission v. Facebook Ireland, Schrems), declaring the EU-US Privacy Shield invalid and calling into question data transfers carried out under the old versions of the European Commission’s Standard Contractual Clauses. As a result of the decision, we may face additional scrutiny from EU regulators in relation to the transfer of personal data from the EU to the US. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Since 2021, laws specific to genetic testing companies have passed in at least 10 states and is under consideration in others. Other countries have enacted or are considering enacting data localization laws that require certain data to stay within their borders. We may also face audits or investigations by one or more domestic or foreign government agencies or our customers or patients pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions, any of which could materially adversely affect our business operations and operating results.
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
Regulations exist or are under consideration in countries outside the U.S., which limit or prevent the sale of direct-to-consumer genetic tests. Some countries, including Australia, require premarket review by their regulatory body similar to that required in the U.S. by the FDA. Some countries, including Australia, Germany, France, and Switzerland require a physician prescription for genetic tests providing health information, thus limiting our offering in those countries to an ancestry-only test. Other countries require mandatory genetic counseling prior to genetic testing. These regulations limit the available market for our products and services and increase the costs associated with marketing the products and services where we are able to offer our products. Legal developments in the EU have created a range of new compliance obligations regarding transfers of personal data from the European Union to the U.S., including GDPR and U.K. GDPR, which applies to certain of our activities related to services that we offer or may offer to individuals located in the EU. Significant effort and expense will continue to be required to ensure compliance with the GDPR and U.K. GDPR, and could cause us to change our business practices. Moreover, requirements under the GDPR and U.K. GDPR may change periodically or may be modified by the EU/U.K. and/or national law. The GDPR and U.K. GDPR impose stringent compliance obligations regarding the handling of personal data and have resulted in the issuance of significant financial penalties for noncompliance, including possible fines of up to 4% of global annual turnover for the preceding financial year or €20 million/£17.5 million (whichever is higher) for the most serious violations.
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
The healthcare industry is subject to changing political, economic, and regulatory influences that may affect our telehealth business. During the past several years, the healthcare industry has been subject to an increase in governmental regulation and subject to potential disruption due to legislative initiatives and government regulation, as well as judicial interpretations thereof. While these regulations may not directly impact us or our offerings in every instance, they will affect the healthcare industry as a whole and may impact patient use of our services. We currently accept payments only from our patients — not any third-party payors, such as government healthcare programs or health insurers. Because of this approach, we are not subject to many of the laws and regulations that impact many other participants in the healthcare industry.
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
U.S. Food and Drug Administration (FDA) regulation of laboratory-developed tests (LDTs) could result in increased costs and the imposition of fines or penalties, and could have a material adverse effect upon our business.

23andMe offers diagnostics that it considers to be LDTs subject to FDA enforcement discretion from compliance with the Federal Food Drug and Cosmetic Act (FDCA). LDTs developed by high complexity clinical laboratories are currently generally offered as services to health care providers under the CLIA regulatory framework administered by CMS, without the requirement for FDA clearance or approval. However, since the 1990s, the FDA has asserted that it has authority to regulate LDTs as medical devices but has exercised enforcement discretion to refrain from systematic regulation of LDTs. In 2014, the FDA issued draft guidance describing how it intended to discontinue its enforcement discretion policy and begin regulating LDTs as medical devices; however, that draft guidance has not been finalized, and the FDA has instead continued its enforcement discretion policy and has indicated that it intends to work with Congress to enact comprehensive legislative reform of diagnostics oversight. In 2021, the Verifying Accurate, Leading-edge, IVCT Development (VALID) Act was introduced to Congress and provided a framework to change in vitro diagnostics and LDTs to in vitro clinical tests. In 2022, the VALID Act was incorporated into the Senate user fee bill but was not included in the year-end Consolidated Appropriations Act of 2022. In 2023, the VALID Act was reintroduced in the 118th U.S. Congress and is still pending passage by Congress. Following challenges with passing diagnostics reform legislation, the FDA published a rule on May 6, 2024 that clarified its authority to regulate LDTs as medical devices under the FDCA (rule is set to become effective on July 5, 2024). Accordingly, the result of the rulemaking is that LDTs will need to fully comply with the FDCA and its implementing regulations, which include registration/listing with the FDA, submitting premarket applications to market certain tests, labeling requirements, compliance with the Quality System Regulation, and submitting Medical Device Reports (MDRs) to FDA. The rule includes a five-staged, four-year approach for coming into compliance. In addition, the rulemaking announced targeted enforcement discretion policies for LDTs, including diagnostics offered as LDTs as of the date of the rule’s publication. Specifically, for these “grandfathered” LDTs, the LDTs will not have to comply with the premarket review or Quality System Regulation (QSR) regulatory requirements but will need to comply with all other regulatory requirements in accordance with the five-staged compliance approach

(e.g., registration/listing, labeling, submitting MDRs). Not complying with the rulemaking could result in us incurring increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions, and other civil and criminal sanctions, and could impair the development and commercialization of new tests, which could have a material adverse effect on our business, financial condition, and results of operations.
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
We may in the future identify internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. Notwithstanding our efforts, there can be no assurance that we will be able to successfully remediate any such material weaknesses or errors in financial reporting. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so. If we fail to remediate any future material weaknesses and maintain effective disclosure controls and procedures or internal control over financial reporting, investors may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with the rules and regulations of the SEC. Any of these could result in delisting actions by Nasdaq, investigation and sanctions by regulatory authorities, stockholder investigations and lawsuits, and could adversely affect our business.
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
As of March 31, 2024, we had approximately $1.1 billion of federal net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2026. Realization of any tax benefit from our carryforwards is dependent on our ability to generate future taxable income and the absence of certain “ownership changes” of our Class A common stock. An “ownership change,” as defined in the applicable federal income tax rules, could place significant limitations, on an annual basis, on the amount of our future taxable income that may be offset by our carryforwards. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to utilize a substantial portion of our carryforwards. We completed a Section 382 study through March 31, 2023 which did not identify any ownership changes which would limit our ability to utilize net operating losses or tax attributes prior to expiration. Further ownership changes subsequent to March 31, 2023 may be identified which could result in limitations to the amount of net operating losses and tax attributes which may be utilized prior to expiration.
We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant losses since our inception. For the fiscal years ended March 31, 2024, 2023, and 2022, we incurred net losses of $666.7 million, $311.7 million, and $217.5 million, respectively. As of March 31, 2024, we had an accumulated deficit of $2.2 billion. We expect to incur substantial operating losses in future periods.
We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to progress our therapeutic research and development efforts, develop drugs with collaborators or on our own, enhance our existing consumer products, services and business model, broaden our customer base, work with the FDA and other regulatory agencies, and hire additional employees to support our growth. Historically, we have devoted most of our financial resources to the research and development of our PGS, as well as our Therapeutics business, which we launched in 2015. The discovery and development of safe and effective therapies is a complex and uncertain process, which takes many years and involves significant costs. We may not succeed in increasing our revenues, which historically have been reliant on sales of our PGS, in a manner that will be sufficient to offset these higher expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition, and results of operations may suffer.
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
Climate change, environmental, social, and governance, and sustainability initiatives may result in regulatory or structural industry changes that could require significant operational changes and expenditures, reduce demand for our products and adversely affect our business, financial condition, and results of operations.
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
On November 10, 2023, we received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department, notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of at least $1.00 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). Our failure to comply with the Minimum Bid Requirement was based on our Class A common stock per share price being below the $1.00 threshold for a period of 30 consecutive trading days.
Pursuant to the Nasdaq Letter, we had an initial period of 180 calendar days from the date of the Nasdaq Letter to regain compliance. We did not regain compliance during the initial compliance period. On May 9, 2024, we received a notification letter from the staff of Nasdaq notifying us that we had been granted an additional 180 days, or until November 4, 2024, to regain compliance with the Minimum Bid Requirement, based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and our written notice of its intention to cure the deficiency during the second compliance period. In order to be eligible to receive the second compliance period, we applied to have our Class A common stock (the “Class A Common Stock”) transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market.
If at any time before November 4, 2024, the bid price of the Class A Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that we have achieved compliance. If we do not regain compliance with the Minimum Bid Requirement by the end of the second compliance period, the Class A Common Stock will become subject to delisting. In the event that we receive notice that the Class A Common Stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by the Staff to a hearings panel.
While we continue to evaluate all available options, including initiating a reverse stock split, there can be no assurance that we will be able to regain compliance with the applicable rules during the second compliance period, or that we will otherwise remain in compliance with the other listing standards for Nasdaq. If we are unable to regain compliance in a timely manner, our common stock may become delisted. Any such delisting could adversely affect the price of our common stock and make it more difficult for investors to sell our common stock in the secondary market. In addition, a delisting of our common stock could significantly harm our ability to raise capital necessary to continue our operations. Neither the Nasdaq Letter nor our noncompliance with the Minimum Bid Requirement have an immediate effect on the listing or trading of our Class A Common Stock, which will continue to trade on The Nasdaq Stock Market under the symbol “ME.”
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
As of March 31, 2024, Ms. Wojcicki beneficially owned 98,633,827 of our 166,724,586 outstanding shares of Class B common stock and 3,437,935 of our 323,394,807 outstanding shares of Class A common stock. Each share of Class B common stock is entitled to ten votes per share, and each share of Class A common stock is entitled to one vote per share. Accordingly, the combined voting power of the shares of Class A common stock and the shares of Class B common stock beneficially owned by Ms. Wojcicki as of March 31, 2024 was approximately 49%. Consequently, Ms. Wojcicki is able to exert substantial influence over and control matters requiring approval by stockholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program is integrated into our broader Information Security Management System (“ISMS”), which is designed to identify, assess, prioritize, and mitigate risks across the organization and to enhance our resilience and support the achievement of our strategic security objectives. Our cybersecurity risk management program includes a cybersecurity incident response plan. The audit committee of our board of directors oversees enterprise risk management as an integral and continuous part of its oversight role. Integrated into our overall enterprise risk management framework are processes dedicated to the identification, assessment and management of material risks from cybersecurity threats. Our approach to cybersecurity risk management is both proactive and defensive, and includes the following elements:

•    a team dedicated solely to cybersecurity and managed by our interim chief security officer (“CSO”), who reports directly to our Chief Product Officer. The interim CSO and his team are responsible for leading enterprise-wide cybersecurity strategy, policies, standards, architecture and processes. Our interim CSO has over 25 years of information technology (“IT”) and cybersecurity, including the cybersecurity architecture at 23andMe, principle cybersecurity engineering at CA Technologies, and corporate IT management, with nearly seven years in security at 23andMe. He holds industry-recognized certifications in CCSK, CCFE, and ITIL v3.
•    an information technology vulnerability assessment process that includes internal testing, as well as engages with outside security researchers, for identification, evaluation and management of cybersecurity risks. For example, we conduct tests to identify potential vulnerabilities, such as penetration tests, manage a bug bounty program, conduct table top and red team/purple team exercises to evaluate the effectiveness of our ISMS and cybersecurity practices.
•    a Security Incident Response plan pursuant to which our interim CSO and his team are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents in accordance with our defined Privacy and Security Incident Response plan, which is reviewed along with other plans relevant to our cybersecurity risk management on an annual basis.
•    an information technology request review process that includes cybersecurity assessments of third-party products and systems proposed to connect to our information systems environment or access our data.
•    a training program pursuant to which we provide staff with timely relevant security topics, which include social engineering, phishing, password protection, protecting personal data, appropriate use of assets, and
•    an annual certifications program by an accredited third-party auditor for compliance with ISO/IEC 27001:2013 for an ISMS, ISO/IEC 27701:2019 for a PIMS as well as the requirements and control implementation guidance within ISO/IEC 27018:2019 for cloud computing.

Cybersecurity Team and Strategy — The cybersecurity team, led by the interim CSO, is responsible for managing the day-to-day cybersecurity strategy of the organization. Including oversight of our cybersecurity tools and controls to protect company assets. We have implemented an iterative and multi-layered cybersecurity strategy that incorporates both proactive review of the evolving cybersecurity threat landscape and reactive management of cybersecurity threats. Our proactive management of cybersecurity risks includes zero trust access, data loss prevention programs, correction of potential cybersecurity risks, and programs for employee education regarding cybersecurity risks. Our reactive management of cybersecurity risks includes continuous logging and alerting, utilization of enterprise cybersecurity technology, and personnel dedicated to incident response.
Third-Party and Vendor Management Review Processes — We have implemented processes that establish a systematic approach to assessing the cybersecurity controls while on-boarding new third-party vendors. Additionally, we have implemented annual reviews of the cybersecurity controls for third-party vendors that provide essential services and/or store data that presents a business risk to us and/or our customers.
Cybersecurity Incident Response Plan — In October 2023, we experienced a cybersecurity incident in which certain information of our users was accessed and downloaded from individual 23andMe.com accounts without the account users' authorization. Following this incident, we implemented certain changes to our information systems and processes meant to provide additional protections to our environment, including enhancements to our Security Operations, reset customer passwords, required two-factor verification for new and existing customers, detection tools and capabilities, and implementation of new tools and processes, among others. However, we continue to face a heightened risk of cybersecurity threats which may materially impact our operations. For more information about our cybersecurity related risks, see “We have experienced a criminal cyber incident and could in the future experience other security breaches, disruption to our business, or reputational harm” in Part 1, Item 1A, Risk Factors of this Form 10-K.
Governance
Board Oversight — Our board of directors has identified the oversight of cybersecurity risks to be one of its priorities, and it receives regular reports from management, including the interim CSO, on various cybersecurity matters, including the security of the company’s information systems, anticipated sources of future material cyber risks and how management is addressing any significant potential vulnerability. The board’s audit committee reviews our cybersecurity program at least annually and receives regular updates on cybersecurity threats and other matters.
In addition to regular updates to the audit committee, we have protocols by which we escalate certain cybersecurity incidents and, where appropriate, report on them in a timely manner to the board and the audit committee.
Management Oversight — We have implemented a cross functional ISMS governance committee that drives awareness and alignment across broad governance and stakeholder groups for effective cybersecurity risk management. The interim CSO and interim Data Privacy Officer (“DPO”) co-chair the ISMS Governance Committee. The ISMS Governance Committee acts in alignment with the Data Protection Governance Committee, another cross-functional governance committee, which provides strategic direction and oversight over the company’s program related to data protection. These governance committees have responsibility for oversight, resource allocation, capabilities and planning. Members of the ISMS committee review newly identified cybersecurity risks, evaluate the appropriate treatments, monitor the on-going status of risk remediation. The interim CSO and DPO regularly report to the audit committee on these matters.
Item 2.    Properties
Our corporate headquarters is located in South San Francisco, California, and consists of 65,340 square feet of space under a lease that expires on January 31, 2027. We also lease 154,987 square feet of office space in Sunnyvale, California and 23,731 square feet of office space in St. Louis, Missouri, under leases that expire on July 31, 2031 and June 30, 2026, respectively. We use these facilities for communications, engineering, finance, healthcare operations, information technology and security, legal, marketing, human resources, product, research and science, supply chain, and other administrative functions. We also conduct our therapeutics research and development in our laboratory facilities located in the South San Francisco location.
Item 3.    Legal Proceedings
For a discussion of our legal proceedings, refer to Note 13 – “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Form 10-K.
Item 4.    Mine Safety Disclosures
Not Applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock is traded on the Nasdaq Capital Market (“Nasdaq”) under the symbol “ME”.
Our Class B common stock is not listed on any stock exchange nor traded on any public market.
Holders
As of May 16, 2024, there were 170 holders of record of our Class A common stock and 90 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. However, we believe that a substantially greater number of beneficial owners hold shares of Class A common stock through brokers, banks, or other nominees.
Dividends
We have not paid any cash dividends on our Class A common stock to date. The payment of any cash dividends is within the discretion of our Board and our Board does not currently contemplate declaring any dividends in the foreseeable future.

Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the S&P 500 Index, the S&P 500 Health Care Sector Index, and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on June 17, 2021, the date our Class A common stock began trading on the Nasdaq, and its relative performance is tracked through March 31, 2024. The returns shown are based on historical results and are not intended to suggest future performance.

Company/Index	6/17/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024
23andMe Holding Co.	$100.00	$87.76	$68.02	$50.00	$28.75	$18.62	$21.47	$16.22	$17.12	$13.14	$7.34	$6.86	$3.99
S&P 500 Health Care Sector	$100.00	$100.97	$102.00	$113.00	$109.62	$102.72	$97.01	$108.98	$103.84	$106.45	$103.19	$109.32	$118.50
S&P 500 Index	$100.00	$101.79	$102.03	$112.89	$107.30	$89.66	$84.93	$90.94	$97.33	$105.41	$101.57	$112.98	$124.46
Russell 2000 Index	$100.00	$101.01	$96.37	$98.16	$90.50	$74.67	$72.77	$77.00	$78.80	$82.57	$78.04	$88.62	$92.88
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
The following section generally discusses our financial condition and results of operations for our fiscal year ended March 31, 2024 (“fiscal 2024”) compared to our fiscal year ended March 31, 2023 (“fiscal 2023”). A discussion regarding our financial condition and results of operations for fiscal year 2023 compared to our fiscal year ended March 31, 2022 (“fiscal 2022”) can be found in Part II, Item 7 of our Annual Report on Form 10-K for fiscal year 2023, filed with the SEC on May 25, 2023).

Overview
Our mission is to help people access, understand, and benefit from the human genome. To achieve this, we pioneered direct-to-consumer genetic testing and built the world’s largest crowdsourced platform for genetic research. Our data engine powers our leading direct-to-consumer precision health platform and our genetics-driven Research and Therapeutics businesses.
We are dedicated to empowering customers to optimize their health by providing direct access to their genetic information, personalized reports, actionable insights and digital access to affordable healthcare professionals through our telehealth platform, Lemonaid Health (as defined below).
Through direct-to-consumer genetic testing, we give consumers unique, personalized information about their genetic health risks, ancestry, and traits. We were the first company to obtain FDA authorization for a direct-to-consumer genetic test, and we are the only company to have FDA authorization, clearance, or an exemption from premarket notification for all of the carrier status, genetic health risk, cancer predisposition, and pharmacogenetics reports that we offer to customers. As of March 31, 2024, we had over 65 health and carrier status reports that were available to customers in the U.S.
Through our Lemonaid Health telehealth platform, our ultimate goal is to provide customers access to personalized care based on their unique genetic profile and lifestyle. We currently connect patients to licensed healthcare professionals to provide affordable and direct online access to medical care, from consultation through treatment, for a number of common conditions, using evidence-based guidelines and up-to-date clinical protocols. When medications are prescribed by Lemonaid Health’s affiliated healthcare professionals, patients can use Lemonaid Health’s online pharmacy for fulfillment. Patients also can access telehealth consultations for certain 23andMe genetic reports through Lemonaid Health.
In November 2023, we launched Total Health, our most comprehensive membership providing access to third-party independent clinicians practicing genetics informed care with a focus on early risk detection and preventative actions. Our Total Health service combines membership and telehealth offerings with the addition of next generation sequencing covering 200x more hereditary disease-causing variants than our personal genome service reports (50,000+ hereditary disease-causing variants in Total Health exome sequencing compared to 250 health-related variants in our genotyping Carrier Status and Genetic Health Risk reports). Total Health also includes blood testing and access to genetics-based clinical care.
We have built the world’s largest crowdsourced platform for genetic research. The aim of our Research business is to revolutionize research and become the market’s preferred genetic-based research partner by monetizing access to our growing data engine of genetic and phenotypic information provided by our millions of engaged customers. We believe this platform allows us to accelerate research at an unprecedented scale, enabling us to discover insights into the origins of diseases and to speed the discovery and development of novel therapies.
We are also developing a diversified and differentiated portfolio of genetically validated therapeutic candidates for a variety of diseases across different therapeutic areas with high unmet medical need. We have programs in clinical development, as well as multiple discovery stage programs. Each of our programs has been identified through our human genetics drug discovery platform. We believe that the combination of a discovery platform that increases the probability of technical success through genetic evidence in humans, and a maturing therapeutic portfolio positions us for long-term success in our goal to advance next-generation, targeted medicines for people living with serious and life-threatening diseases.

Our Therapeutics business focuses on the use of genetic insights to identify potential targets and to develop novel therapies to improve patients’ lives. We currently have research and development programs across several therapeutic areas, including oncology, immunological, and inflammatory diseases, and other disease areas. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to the discovery and development of therapeutic product candidates.
As of March 31, 2024, two of our internal programs had entered the clinic for testing in human patients. 23ME-00610 is a high-affinity humanized monoclonal antibody that is designed to interfere with the ability of CD200R1 to interact with CD200 found on cancer cells, thus releasing tumor-induced immune suppression for the treatment of cancer. In April 2024, we completed enrollment of the Phase 2a portion of the Phase 1/2a clinical trial (clinical trials.gov number NCT05199272) in adult patients with locally advanced or metastatic clear cell renal cell carcinoma, ovarian cancer, neuroendocrine tumors, small cell lung cancer, and tumors with high tumor mutation burden and/or microsatellite instability.

23ME-01473 is an immuno-oncology antibody program that was initiated as a collaboration program with GSK under the terms of the original GSK Agreement. 23ME-01473 targets the ULBP6 proteins in the NKG2D pathway. On March 20, 2024, we announced that the first participant has been dosed in a Phase 1 clinical trial evaluating the safety and tolerability in people with locally advanced or metastatic solid malignancies that have progressed after standard therapy. 23andMe is solely responsible for the continued development of this program.
23andMe had previously collaborated with GSK on an immuno-oncology program targeting CD96, GSK6097608, led by GSK. In January 2022, 23andMe announced that it was pursuing a development option to receive a royalty on this program if a successful therapy were to be developed and commercialized by GSK under the original GSK Agreement. GSK is solely responsible for the continued development of this program.
We operate in two reporting segments: (1) Consumer and Research Services and (2) Therapeutics. See “Basis of Presentation” section below for further details on segments.
Key Factors Affecting Results of Operations
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those set forth in Part I, Item 1A, “Risk Factors,” of this Form 10-K.
New Customer Acquisition
PGS. Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 76% and 68% of our total revenues for fiscal 2024 and fiscal 2023, respectively. Kit sales are a source of members to our membership service, which represented approximately 9% and 5% of our total revenue for fiscal 2024 and fiscal 2023, respectively. We expect PGS revenues to fluctuate in the near-term and to grow long-term, as we continue to evolve our product offerings across kit sales and our membership service, and introduce new products or features that enhance or add value for customers and members. This will be achieved by increasing awareness of our current and new offerings in existing markets and expanding into new markets.
Purchasing patterns of our kits are largely influenced by product innovation, marketing spend, and varying levels of price discounting on our products. Sales and marketing expenses are typically higher during promotional windows that align with gift-giving portions of the year, with an emphasis on the holiday period, other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day, and major Amazon sales events such as Prime Day, which may change from year to year. Over time, we expect the seasonality of our business to continue, with pronounced increases in revenue recognized in the fourth fiscal quarter, relating to our holiday promotions.
Telehealth. Our ability to attract new patients and members is a key factor for the future growth of our telehealth business. Revenue from our telehealth business represented approximately 16% and 15% of our total revenue for fiscal 2024 and fiscal 2023, respectively. There are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, and competition continues to intensify.
Engagement of Research Participants
Our ability to conduct research and grow our database of genotypic and phenotypic information depends on our customers’ willingness to consent to participate in our research. As of March 31, 2024, over 80% of our customers have consented to participate in research. These customers permit us to use their de-identified data in our research and many of them regularly respond to our research surveys, providing us with phenotypic data in addition to the genetic data in their DNA samples. We analyze this genotypic and phenotypic data and conduct genome-wide association studies and phenome-wide association studies, which enable us to determine whether particular genetic variants affect the likelihood of individuals developing certain diseases. Our customers can withdraw their consent to participate in research at any time. If a significant number of our customers were to withdraw their consent, or if the percentage of consenting customers were to decline significantly in the future, our ability to conduct research successfully could be diminished, which could adversely affect our business.

Drug Target Productivity of Our Genetics Database
Our genetics database underpins our research programs and enables us to identify drug targets with novel genetic evidence. Over the course of the five-year exclusive target discovery collaboration under the original GSK Agreement which ended in July 2023, we had identified over 50 drug targets. We expect to continue to identify more targets based on the increasing amounts of data that we expect to result from increased kit sales and customer engagement. Any significant decline in such productivity would have a negative impact on our ability to identify drug targets and ultimately to develop and commercialize new drugs.
Development of Therapeutic Product Candidates
Our ability to successfully identify and develop therapeutic product candidates will determine the success of our Therapeutics business over time. Developing therapeutic product candidates with novel genetic evidence requires a significant investment of resources over a prolonged period of time. While our strategy includes continued investments in this area, we expect the investment level to be lower than in prior years. We have two internal product candidates in clinical development, as well as multiple discovery stage programs,
We have incurred, and will continue to incur, significant research and development costs for preclinical studies and clinical trials. We expect that our research and development expenses will continue to constitute a significant portion of our expenses in future periods.
Collaborations
Substantially all of our research services revenues were generated from the original GSK Agreement.
The exclusive target discovery term under the original GSK Agreement expired in July 2023. As discussed above, in October 2023, we entered into the 2023 GSK Amendment. See Note 6, “Collaborations” to our consolidated financial statements included elsewhere in this Form 10-K for details. Our ability to enter into new collaboration agreements will affect our research services revenues. If we are unable to enter into additional collaboration agreements, our future research services revenue may decline.
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
Expansion into New Categories and Customer Retention
We launched our 23andMe+ Premium membership service in October 2020, and through our acquisition of Lemonaid Health, Inc. (“Lemonaid Health”), we began providing access to telehealth services in November 2021. In November 2023, we launched Total Health, our comprehensive ongoing early detection health membership.
We expect to expand into new categories and innovative healthcare models with the goal of driving future growth. Those opportunities include product enhancements, such as our proprietary polygenic risk scores, new product offerings aimed at extending our personalized and customer-centric philosophy to primary healthcare, and potential additional acquisitions of other consumer-oriented healthcare businesses. Such expansion would allow us to increase the number of engaged customers who purchase additional products and services.
The success of our membership service will depend upon our ability to acquire and retain members over an extended period. Retention of customers will be based on the perceived value of the premium content and features they receive. If we are unable to provide sufficiently compelling new content and features, members may not renew.
Similarly, the success of our telehealth business is dependent on our ability to attract and retain patients and members continuing to expand our offering in related products and services categories. Category expansion allows us to increase the number of patients to whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current patients. Expanding into new categories will require financial investments in additional headcount, marketing and customer acquisition expenses, additional operational capabilities, and may require the purchase of new inventory. If we are unable to generate sufficient demand in new categories, we may not recover the financial investments we make in new categories and revenue may not increase in the future.

Our Total Health product combines select features and services of our membership and telehealth offerings. As such, the success of the Total Health product will depend on factors similar to those described above.
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
We expect to continue investing in our business to capitalize on market opportunities and the long-term growth of our Company. We plan to continue to invest in our research and development efforts and in marketing to acquire new customers and drive brand awareness, and also expect to incur software development costs as we work to enhance our existing products, expand the depth of our membership services, and design new offerings, including additional primary care offerings. In addition, we expect to continue to incur increased expenses associated with operating as a public company. The expenses we incur may vary significantly by quarter depending, for example, on when significant hiring takes place, and as we focus on building out different aspects of our business. We regularly evaluate our capital allocation approach to make sure our capital is being used for the highest value-creating activities and in the most efficient manner. This may require changes to investment levels, how we operate, or are structured to ensure alignment to business priorities.
Recent Developments
In June 2023, we undertook a reduction in force intended to restructure and strategically align our workforce with our strategy and to reduce operating costs. The reduction in force involved approximately 9% of the then-current workforce. The restructuring charges were primarily related to the Consumer and Research Services segment.

In August 2023, we undertook a further reduction in force primarily intended to restructure and strategically align the Therapeutics workforce. The August reduction in force involved approximately 11% of the then-current workforce and 47% of the then-current Therapeutics segment.

On October 10, 2023, we reported that certain information was accessed from individual 23andMe.com accounts without the account users’ authorization (the “incident”). In early December, we published our determination that the threat actor was able to access a very small percentage of user accounts (“Credential Stuffed Accounts”), and a significant number of DNA Relative profiles (approximately 5.5 million) and Family Tree profiles (approximately 1.5 million), each of which were connected to the Credential Stuffed Accounts. We believe that the threat actor activity is contained. Although we believe that the direct or indirect business impacts of the incident could negatively affect our financial results, and as of the filing date of this Form 10-K, we are not able to predict whether the direct or indirect impacts of this incident could have a material effect on our future financial condition and/or results of operations. See Note 13, “Commitments and

Contingencies — Cybersecurity Incident” to our consolidated financial statements included elsewhere in this Form 10-K for details.

On October 27, 2023, we entered into the 2023 GSK Amendment to provide GSK with a non-exclusive license to certain new, de-identified, aggregated New Data, as well as access to certain of our research services with respect to such New Data. See Note 6 “Collaborations” to our consolidated financial statements included elsewhere in this Form 10-K for details.

On November 10, 2023, we received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department, notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of at least $1.00 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). Pursuant to the Nasdaq Letter, we had an initial period of 180 calendar days from the date of the Nasdaq Letter to regain compliance. We did not regain compliance during the initial compliance period. On May 9, 2024, we received a notification letter from the staff of Nasdaq notifying us that we had been granted an additional 180 days, or until November 4, 2024, to regain compliance with the Minimum Bid Requirement In order to be eligible to receive the second compliance period, we applied to have our Class A common stock transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market. See Note 2, “Summary of Significant Accounting Policies — Liquidity” to our consolidated financial statements included elsewhere in this Form 10-K for details.

During fiscal 2024, based on our quantitative assessments, we determined the carrying value of our Consumer and Research Services reporting unit exceeded its fair value. Consequently, we recorded goodwill impairment charges totaling $351.7 million during fiscal 2024, resulting in full impairment of our outstanding goodwill. See Note 10, “Balance Sheet Components — Goodwill” to our consolidated financial statements included elsewhere in this Form 10-K for details.
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
We operate in two reporting segments: (1) Consumer and Research Services, and (2) Therapeutics. The Consumer and Research Services segment consists of our PGS and telehealth business, as well as research services that we perform under agreements with third parties, including the original GSK Agreement and 2023 GSK Amendment, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. During fiscal 2024, 2023 and 2022, all our revenues are derived from our Consumer and Research Services segment. See “Adjusted EBITDA” section below for further details.
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe that the following metrics are useful in evaluating our business:
•PGS Customers. “Customers” means individuals who have registered a PGS kit and provided their DNA sample. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming members of our 23andMe+ Premium membership service, especially if they consent to participate in our research. We had approximately 15.1 million and 14.1 million Customers as of March 31, 2024 and 2023, respectively.
•Consenting Customers. “Consenting Customers” are Customers who have affirmatively opted in to participate in our research program. Consenting Customers are critical to our research programs and to the continuing growth of our database, which we use to identify drug targets and to generate new and interesting additional ancestry and health reports. Moreover, Consenting Customers respond to our research surveys, providing useful phenotypic data about their traits, habits, and lifestyles, which we analyze using de-identified data to determine whether a genetic variant makes an individual more or less likely to develop certain diseases. A Consenting Customer is likely to be more engaged with our brand, which may lead to the purchase of our 23andMe+ Premium membership service and to participation in further research studies, helping us to advance our research. As of March 31, 2024, over 80% of our Customers were Consenting Customers.
•Members. This metric represents the number of customers who have signed up for our 23andMe+ Premium membership service, which was launched in October 2020. We believe that 23andMe+ Premium, and any other future membership offerings, will position us for future growth, as the membership model, which is annual for 23andMe+ Premium, represents a previously untapped source of recurring revenue. We are continually investing in new reports and features to provide to members as part of the 23andMe+ Premium membership, which we believe will enhance customer lifetime value as customers can make new discoveries about themselves. We believe that this, in turn, will help to scale our customer acquisition costs and create expanding network effects. As of March 31, 2024 and 2023, our 23andMe+ Premium membership base had approximately 562,000 and 640,000 members, respectively.
•Adjusted EBITDA. Adjusted EBITDA is the measure of segment profitability reported to our CEO, the CODM. See “— Adjusted EBITDA” below for further details and a reconciliation of Adjusted EBITDA to net loss.
Components of Results of Operations
Revenue
We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
In our Consumer and Research Services segment, our service revenue is composed primarily of sales of PGS kits to customers, 23andMe+ Premium membership and telehealth services, which include online medical visits and memberships, as well as revenues from target discovery activities as part of our research collaborations. Our product revenue is composed primarily of telehealth pharmaceutical sales, as well as a portion of our telehealth membership revenue in our Consumer and Research Services segment. Additionally, revenue generated through our collaboration agreements in our Therapeutics segment primarily results from the out-licensing of intellectual property to collaboration partners.
See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Form 10-K for a more detailed discussion of our revenue recognition policies.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of service revenue for PGS primarily consists of cost of raw materials, lab processing fees, personnel-related expenses, including salaries, benefits, and stock-based compensation, shipping and handling, and allocated overhead. Cost of service revenue for telehealth primarily consists of personnel-related expenses as described above that we incur for medical services and amortization of intangible assets. Cost of product revenue consists of personnel-related expenses, telehealth prescription drug costs, packaging and shipping, and allocated overhead. Cost of revenue for research services primarily consists of personnel-related expenses as described above, and allocated overhead. We expect cost of revenue to fluctuate from period to period in the foreseeable future in absolute dollars but gradually decrease as a percentage of revenue over the long term.
Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the volume of PGS kit sales recognized, the prices we charge for our PGS products and research services, the prices we charge and renewal rates of members within our membership services, the prices we charge for telehealth services (medical visits, pharmacy services, and memberships), the fees we incur for lab processing PGS kits, the costs we incur for medical services and prescription drug costs, the revenues from our collaboration agreements, and the personnel costs to fulfill them. We expect our Consumer and Research Services gross margin to increase over the long term as membership revenues become a higher percentage of revenue mix, although our gross margin may fluctuate from period to period. Substantially all our research services revenue in the periods presented was derived from the original GSK Agreement, the exclusive target discovery term which expired in July 2023. In October 2023, we entered into the 2023 GSK Amendment to provide GSK with a non-exclusive license to certain new, de-identified, aggregated New Data, as well as access to certain of our research services with respect to such New Data. See

Note 6, “Collaborations” to our consolidated financial statements included elsewhere in this Form 10-K for details. If we are unable to add new research services agreements, our research services revenue may decline substantially.
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
We plan to continue to invest in our research and development efforts. We intend to make investments in therapeutics research and development efforts as we progress clinical trials for either our own proprietary or collaboration programs. Our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of advertising costs, personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our sales and marketing personnel, amortization and impairment of intangible assets, outside services and allocated overhead.
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
General and Administrative Expenses
General and administrative expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with corporate management, including our CEO office, finance, legal, compliance, regulatory, corporate communications, corporate development, and other administrative personnel. In addition, general and administrative expenses include professional fees for external legal, accounting, and other consulting services, as well as credit card processing fees related to PGS kit sales and telehealth services, and allocated overhead.
We currently experience substantial general and administrative expenses in connection with operating as a public company, including expenses associated with compliance with SEC rules and regulations, and related legal, audit, insurance, investor relations, professional services, and other administrative expenses. We anticipate general and administrative expenses to stabilize over the long term and gradually decrease as a percentage of revenue, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.
Restructuring and Other Charges
Restructuring and other charges consists of costs directly associated with employee-related exit or disposal activities. Such costs include employee severance and termination benefits associated with a reduction in force, if applicable for the period.
Goodwill Impairment Charge
Goodwill impairment charge includes the impairment loss recognized on goodwill. Goodwill is assessed for impairment on an annual basis and whenever events and circumstances indicate that the asset may be impaired at the Consumer and Research Services reporting unit. We compare the fair value of our Consumer and Research Services reporting unit to its carrying value. If the carrying value exceeds our Consumer and Research Services reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds Consumer and Research Services reporting unit’s fair value. See Note 10, “Balance Sheet Components — Goodwill.”
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
Provision for (Benefit from) Income Taxes
Provision for Income tax primarily consisted of separate state tax expense generated by one of variable interest entities for fiscal 2024, adjustments to deferred tax liabilities resulting from the impairment of a Lemonaid UK intangible asset for fiscal 2023, and a partial release in valuation allowance related to the Lemonaid Acquisition for fiscal 2022. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.

Results of Operations
Comparisons for Fiscal 2024 and Fiscal 2023
The following table sets forth our consolidated statements of operations for the fiscal years indicated, and the dollar and percentage change between the two periods:

	Year Ended March 31,		$ Change	% Change
	2024	2023
	(in thousands, except percentages)
Revenue
Service	191,816	265,840	(74,024)	(28)%
Product	27,822	33,649	(5,827)	(17)%
Total revenue	219,638	299,489	(79,851)	(27)%
Cost of revenue (1)
Service	108,116	150,595	(42,479)	(28)%
Product	12,145	14,398	(2,253)	(16)%
Total cost of revenue	120,261	164,993	(44,732)	(27)%
Gross profit	99,377	134,496	(35,119)	(26%)
Operating expenses:
Research and development (1)	205,361	222,596	(17,235)	(8%)
Sales and marketing (1)	85,600	119,927	(34,327)	(29%)
General and administrative (1)	129,772	115,984	13,788	12%
Restructuring and other charges (1)	8,368	—	8,368	100%
Goodwill impairment	351,744	—	351,744	100%
Total operating expenses	780,845	458,507	322,338	70%
Loss from operations	(681,468)	(324,011)	(357,457)	110%
Other income (expense):
Interest income, net	14,331	9,676	4,655	48%
Other income (expense), net	506	(93)	599	(644%)
Loss before income taxes	(666,631)	(314,428)	(352,203)	112%
Provision for (benefit from) income taxes	73	(2,772)	2,845	(103%)
Net loss	$(666,704)	$(311,656)	$(355,048)	114%
(1)Includes stock-based compensation expense as follows:

	Year Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue (a)	$6,234	$10,874	$(4,640)	(43%)
Research and development	37,765	48,837	(11,072)	(23%)
Sales and marketing	6,567	8,635	(2,068)	(24%)
General and administrative (b)	68,020	47,671	20,349	43%
Restructuring and other charges	1,623	—	1,623	100%
Total stock-based compensation expense	$120,209	$116,017	$4,192	4%
(a)    Stock-based compensation expense related to cost of product was immaterial for the fiscal years ended March 31, 2024, 2023, and 2022.

(b)    Includes $32.8 million of stock-based compensation charges related to the termination of two Former Lemonaid Officers during fiscal 2024.
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the fiscal years indicated:

	Year Ended March 31,
	2024	2023
Revenue
Service	87%	89%
Product	13%	11%
Total revenue	100%	100%
Cost of revenue
Service	49%	50%
Product	6%	5%
Total cost of revenue	55%	55%
Gross profit	45%	45%
Operating expenses:
Research and development	93%	74%
Sales and marketing	39%	40%
General and administrative	59%	39%
Restructuring and other charges	4%	—
Goodwill impairment	160%	—
Total operating expenses	355%	153%
Loss from operations	(310%)	(108%)
Other income (expense):
Interest income, net	6%	3%
Other income (expense), net	—%	—%
Loss before income taxes	(304%)	(105%)
Provision for (benefit from) income taxes	—%	(1%)
Net loss	(304%)	(104%)
Revenue
Total revenue decreased by $79.9 million, or 27%, for fiscal 2024 compared to fiscal 2023. The decrease was due primarily to a decrease in consumer revenue of $44.9 million, which included a decrease of $40.5 million in PGS kit revenue driven mainly by lower PGS kit sales volume, partially offset by a slightly higher average selling price due to favorable price realization versus the prior year. Also contributing to the decrease in consumer revenue was a $4.4 million decrease in telehealth services revenue and a $5.8 million decrease in telehealth tangible product revenue primarily due to fewer medical visits and lower pharmacy sales, respectively, compared to the prior year. These decreases in consumer revenue were partially offset by a $5.8 million increase in PGS membership services revenue compared to the prior year period. The decrease in total revenue was also driven by a $35.0 million decrease in research services revenue, primarily attributable to a decrease of $35.6 million related to the original GSK Agreement due to approximately four months of original GSK Agreement revenue in fiscal 2024, as the agreement terminated in July 2023, compared to a full year of revenue in fiscal 2023. This decrease was partially offset by an increase in revenue under other research services contracts with third parties of $0.6 million. There was no therapeutics revenue for the years ended March 31, 2024 and 2023.
Cost of Revenue, Gross Profit and Gross Margin
Total cost of revenue decreased by $44.7 million, or 27%, for fiscal 2024 compared to fiscal 2023. Cost of revenue for consumer revenue decreased by $36.2 million, driven by a decrease in the cost of revenue for PGS of $23.3 million primarily due to lower lab supplies, shipping and fulfillment, lab processing, and PGS kit costs due to lower PGS kit sales volume, as well as a decrease in depreciation and equipment expenses. In addition, there was a $10.6 million reduction in telehealth services cost of revenue primarily from lower personnel-related expenses and its share of related overhead allocations following the disposition of Lemonaid Health Limited during the second quarter of the fiscal year ended March 31, 2024, as well as lower outside services expenses. There was also a $2.3 million reduction in telehealth tangible product cost of revenue primarily from lower shipping costs due to lower sales volume. Cost of revenue for research services decreased by $8.5 million primarily due to lower project hours incurred related to the original GSK Agreement, which concluded in July 2023.
Our overall gross profit decreased by $35.1 million, or 26%, to $99.4 million for fiscal 2024 from $134.5 million for fiscal 2023. The decrease in gross profit was primarily due to a decrease in research services gross profit of $26.5 million as a result of the conclusion of the original GSK Agreement in July 2023. There was also a decrease in consumer gross profit of $8.6 million due to decreases in PGS kit sales volume and telehealth pharmacy product sales volume, which were partially offset by positive contributions to gross profit from telehealth services and PGS membership services.
Our overall gross margin remained constant at 45% for fiscal 2024 and 2023. There was improvement in gross margin for consumer services due to continued growth of our PGS membership services, a slightly higher average selling price on PGS kits, and a decrease in telehealth cost of revenue following the June 2023 reduction in force and the disposition of Lemonaid Health Limited. This increase in gross margin was offset by a decrease in research services gross margin due to the conclusion of the original GSK Agreement in July 2023.
Gross margin has historically been higher for activities associated with research services than for consumer services, which includes PGS kits, PGS membership and telehealth tangible products and services.
Research and Development Expenses
The following table sets forth our research and development expenses for the fiscal years indicated, and the dollar and percentage change between the two periods:

	Year Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Personnel-related expenses	$107,929	$126,583	$(18,654)	(15%)
Lab-related research services	43,845	41,017	2,828	7%
Depreciation, amortization, equipment, and supplies, net of capitalized internal-use software	6,018	6,717	(699)	(10%)
Facilities, overhead allocations and other	47,569	48,279	(710)	(1%)
Total research and development expenses	$205,361	$222,596	$(17,235)	(8%)
Research and development expenses for fiscal 2024 were $205.4 million, as compared to $222.6 million for fiscal 2023. The $17.2 million, or 8%, decrease was primarily attributable to a $18.7 million decrease in personnel-related expenses, including a decrease in non-cash stock-based compensation expense, primarily due to the June and August 2023 reductions in force, as well as a decrease in 2022 AIP fiscal 2024 achievement, compared to fiscal 2023. In addition, there was a $0.7 million decrease in depreciation, amortization, equipment, and supplies, net of capitalized internal-use software, primarily due to increased capitalization of internal-use software from higher labor rates and a greater number of project hours in development during the year ended March 31, 2024, as well as a $0.7 million decrease in facilities, overhead allocations and other expenses, due primarily to a reduction in overhead allocations resulting from the reductions in force. These decreases were partially offset by a $2.8 million increase in lab-related research services from advancing our proprietary and collaboration therapeutics programs, although there was a significant reduction in lab-related research services in the latter half of fiscal 2024 due to the conclusion of the original GSK agreement in July 2023.
For fiscal 2024 and fiscal 2023, 49% and 50% of total research and development expenses were attributable to the Consumer and Research Services segment, respectively, and 51% and 50% were attributable to our Therapeutics segment, respectively.

Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses for the fiscal years indicated, and the dollar and percentage change between the two periods:

	Year Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Advertising and brand	$45,627	$61,281	$(15,654)	(26%)
Personnel-related expenses	18,557	21,494	(2,937)	(14%)
Intangibles amortization and impairment, depreciation, equipment, and supplies	9,628	24,759	(15,131)	(61%)
Facilities, overhead allocations and other	11,788	12,393	(605)	(5%)
Total sales and marketing expenses	$85,600	$119,927	$(34,327)	(29%)
Sales and marketing expenses for fiscal 2024 were $85.6 million, as compared to $119.9 million for fiscal 2023. The decrease of $34.3 million, or 29%, was primarily driven by a $15.7 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending. There was also a decrease of $15.1 million in intangible asset amortization and impairment, depreciation, equipment, and supplies which included a $10.0 million write-off of the U.K. partnership asset in fiscal 2023 that was acquired as part of the Lemonaid Acquisition. In addition, there was a $2.9 million decrease in personnel-related expenses, including a decrease in non-cash stock-based compensation expense, primarily due to a modification charge during fiscal 2023, as well as a decrease in 2022 AIP fiscal 2024 achievement compared to fiscal 2023.
General and Administrative Expenses
General and administrative expenses increased by $13.8 million, or 12%, from $116.0 million in fiscal 2023 to $129.8 million in fiscal 2024. The increase in general and administrative expenses was primarily due to $32.8 million of non-cash stock-based compensation charges as a result of the departure of both Former Lemonaid Officers. See Note 13, “Equity Incentive Plans and Stock-Based Compensation” to our consolidated financial statements for details. These charges were offset by a $12.7 million decrease in payroll-related expenses, including a decrease in other stock-based compensation, due to the June 2023 reduction in force and a decrease in 2022 AIP fiscal 2024 achievement compared to fiscal 2023. In addition, there was a $3.3 million decrease in insurance premiums, a $1.8 million reduction in overhead allocations resulting from the reductions in force, and a $1.2 million decrease in outside services and other expenses.
Restructuring and Other Charges
Restructuring and other charges for fiscal 2024 were $8.4 million, which consisted primarily of employee severance and termination benefits primarily related to the June 2023 and August 2023 reductions in force, of which $1.6 million was non-cash stock-based compensation expense. See Note 11, “Restructuring” to our consolidated financial statements for details.
There were no restructuring and other charges incurred during fiscal 2023.
Goodwill Impairment
We recognized goodwill impairment charges totaling $351.7 million during fiscal 2024 as the carrying value of our Consumer and Research Services reporting unit exceeded its fair value. We did not have any goodwill impairment charges during fiscal 2023. See Note 10, “Balance Sheet Components — Goodwill” to our consolidated financial statements for details.
Interest Income, net
Interest income, net increased by $4.7 million from $9.7 million for fiscal 2023 to $14.3 million for fiscal 2024 primarily due to increased interest yields earned on cash equivalents held in money market funds.

Provision for (Benefit from) Income Taxes
A tax benefit of $2.8 million was recognized for fiscal 2023, which primarily consisted of adjustments to deferred tax liabilities resulting from the impairment of a Lemonaid U.K. intangible asset. Provision for (benefit from) income taxes was immaterial for fiscal 2024.
Segment Adjusted EBITDA
We evaluate the performance of each segment based on Adjusted EBITDA, which is a non-GAAP financial measure that we define as net income (loss) before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: changes in fair value of warrant liabilities, litigation settlements, gains or losses on dispositions of subsidiaries, acquisition transaction-related costs, and cybersecurity incident expenses, net of probable insurance recoveries, if applicable for the periods presented. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.
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

The following tables reconcile net loss to Adjusted EBITDA for the fiscal years indicated on a Company-wide basis and for each of our segments:

	Year Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Segment Revenue: (1)
Consumer and Research Services	219,638	299,489	(79,851)	(27)%
Total revenue	219,638	299,489	(79,851)	(27)%
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	(36,769)	(17,997)	(18,772)	104%
Therapeutics Adjusted EBITDA	(91,025)	(88,503)	(2,522)	3%
Unallocated Corporate (2)	(48,002)	(54,801)	6,799	(12)%
Total Adjusted EBITDA	(175,796)	(161,301)	(14,495)	9%
Reconciliation of net loss to Adjusted EBITDA:
Net loss	(666,704)	(311,656)	(355,048)	114%
Adjustments
Interest income, net	(14,331)	(9,676)	(4,655)	48%
Other (income) expense, net	(506)	93	(599)	(644)%
Provision for (benefit from) income taxes	73	(2,772)	2,845	(103)%
Depreciation and amortization	18,033	20,239	(2,206)	(11)%
Amortization of acquired intangible assets	11,448	16,486	(5,038)	(31)%
Impairment of acquired intangible asset	—	9,968	(9,968)	(100)%
Stock-based compensation expense	120,209	116,017	4,192	4%
Litigation settlement(3)	98	—	98	100%
Loss on disposition of Lemonaid Health Limited and transaction-related costs (4)	2,375	—	2,375	100%
Goodwill impairment (5)	351,744	—	351,744	100%
Cybersecurity incident expenses, net of probable insurance recoveries (6)	1,765	—	1,765	100%
Total Adjusted EBITDA	(175,796)	(161,301)	(14,495)	9%
(1)All product and service revenue is associated with the Consumer and Research Services segment and there was no Therapeutics segment revenue for fiscal 2024, 2023 and fiscal 2022.
(2)Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(3)Litigation settlement is not expected to occur on a recurring basis and not part of the Company's normal and continued business activity.
(4)Refer to Note 19, “Disposition of Subsidiary” for additional information.
(5)Refer to Note 10, “Balance Sheet Components — Goodwill” for additional information.
(6)Refer to Note 13, “Commitments and Contingencies — Cybersecurity Incident” for additional information.
Consumer and Research Services
Adjusted EBITDA for the Consumer and Research Services segment declined by $18.8 million, or 104%, for fiscal 2024, as compared to fiscal 2023, due to a decrease of $79.9 million, or 27%, in Consumer and Research Services revenue, partially offset by a decrease in expenses of $61.1 million, or 19%.
Consumer and Research Services revenue decreased due primarily to a decrease in consumer revenue of $44.9 million, which included a decrease of $40.5 million in PGS kit revenue driven mainly by lower PGS kit sales volume, partially offset by a slightly higher average selling price due to favorable price realization versus the prior year. Also contributing to the decrease in consumer revenue was a $4.4 million decrease in telehealth services revenue and a $5.8 million decrease in telehealth tangible product revenue primarily due to fewer medical visits and lower pharmacy sales, respectively, compared to the prior year. These decreases in consumer revenue were partially offset by a $5.8 million increase in PGS membership services revenue compared to the prior year. The decrease in Consumer and Research Services revenue was also driven by a $35.0 million decrease in research services revenue, primarily attributable to a decrease of $35.6 million related to the original GSK Agreement due to approximately four months of original GSK Agreement revenue in fiscal 2024, as the agreement terminated in July 2023, compared to a full year of revenue in fiscal 2023. This decrease was partially offset by an increase in revenue under other research services contracts with third parties of $0.6 million.
Consumer and Research Services expenses decreased due to a $21.8 million decrease in shipping and fulfillment, lab supplies and processing, and PGS kit costs due to lower PGS kit sales volume, as well as a $15.7 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending. In addition, there was a $12.8 million decrease in payroll-related expenses primarily related to the June 2023 reduction in force and the disposition of Lemonaid Health Limited. There was also a $3.3 million decrease in outside services, a $2.8 million decrease in allocations, and a $4.7 million decrease in various other expenses.
Therapeutics
Adjusted EBITDA for the Therapeutics segment declined by $2.5 million, or 3%, for fiscal 2024 as compared to fiscal 2023 resulting from a net increase in expenses. Due to the termination of the original GSK Agreement in July 2023, expenses that were historically allocated to the Consumer and Research Services segment were reduced, resulting in an increase of $3.9 million in net allocations for the Therapeutics segment. In addition, there was a $1.4 million increase in lab-related research services and a $1.3 million increase in outside services from advancing our proprietary and collaboration therapeutics programs, although there was a significant reduction in lab-related research services in the latter half of fiscal 2024 due to the conclusion of the original GSK Agreement in July 2023, as well as a $1.0 million increase in other expenses. These increases were partially offset by a $4.7 million decrease in payroll-related expenses related to the August 2023 reduction in force and a $0.4 million decrease in other expenses. There was no revenue for the Therapeutics segment during fiscal 2024 or fiscal 2023.
Liquidity and Capital Resources
We have financed our operations primarily through sales of equity securities and sales of PGS, telehealth, and research services. During fiscal 2022, we received gross proceeds of $309.7 million from the Merger and $250.0 million from the PIPE investment consummated in connection with the Merger. Our primary requirements for liquidity and capital are to fund operating needs and finance working capital, capital expenditures, and general corporate purposes.
As of March 31, 2024, our principal source of liquidity was our cash and cash equivalents balance of $216.5 million, which is held for working capital purposes. We have incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $2.2 billion as of March 31, 2024. Based on our current cash resources and the reductions in force undertaken in June and August 2023, we believe that our cash as of March 31, 2024 will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the filing of the consolidated financial statements and accompanying notes included elsewhere in this Form 10-K.
On February 6, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Agent”), pursuant to which we may sell, from time to time, at our option, up to $150.0 million in aggregate principal amount of an indeterminate amount of shares of our Class A common stock, $0.0001 par value per share (the “ATM Shares”), through the Agent, as our sales agent. Subject to the terms of the Sales Agreement, the Agent will use reasonable efforts to sell the ATM Shares from time to time, based upon our instructions (including any price, time, or size limits or other customary parameters or conditions we may impose), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended and pursuant to, and only upon the effectiveness of, the Shelf Registration Statement. We will pay the Agent a commission of 3.0% of the gross proceeds from the sales of the ATM Shares, if any. We have also agreed to provide the Agent with customary indemnification and contribution rights. The offering of the ATM Shares will terminate upon the earliest of (a) the sale of the maximum number or amount of the ATM Shares permitted to be sold under the Sales Agreement and (b) the termination of the Sales Agreement by the parties thereto. While we cannot provide any assurances that we will sell any ATM Shares pursuant to the Sales Agreement, we expect to use the net proceeds from the sale of securities under the Sales Agreement, if any, for general corporate purposes, including working capital requirements and operating expenses; we, however, have not allocated the net proceeds for specific purposes. As of the date of this Form 10-K, we have not made any sales under the Sales Agreement.

We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future due to the investments we intend to continue making in research and development, along with associated general and administrative and sales and marketing expenses to capitalize on market opportunities and drive our long-term growth. Cash from operations could also be affected by our customers and other risks set forth in Part I, Item 1A, “Risk Factors,” of this Form 10-K. We will require additional financing to execute our ongoing and future operations and expect to continue to maintain financing flexibility in the current market conditions. Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing activities, and research and development efforts. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may, as a result of those arrangements or the general expansion of our business, be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. Our ability to obtain additional financing depends on a number of factors, including, but not limited to, the market price of our Class A common stock, the availability and cost of additional equity capital, our ability to retain the listing of our Class A common stock on The Nasdaq Stock Market, and the general economic and industry conditions affecting the availability and cost of capital. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected.
On November 10, 2023, we received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department, notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of at least $1.00 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). We did not regain compliance during the initial compliance period. On May 9, 2024, we received a notification letter from the staff of Nasdaq notifying us that we had been granted an additional 180 days, or until November 4, 2024, to regain compliance with the Minimum Bid Requirement, See Note 2, “Summary of Significant Accounting Policies — Liquidity” included elsewhere in this Form 10-K for details.
For the fiscal year ended March 31, 2024, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations. See Note 13, “Commitments and Contingencies” to our consolidated financial statements included elsewhere in this Form 10-K for additional details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(164,319)	$(165,390)
Net cash used in investing activities	$(9,626)	(11,305)
Net cash provided by financing activities	$3,584	$9,777
Cash Flows from Operating Activities
Net cash used in operating activities of $164.3 million for fiscal 2024 was primarily related to a net loss of $666.7 million, partially offset by non-cash charges for goodwill impairment of $351.7 million, stock-based compensation of $120.2 million, depreciation and amortization of $23.2 million, amortization and impairment of internal-use software of $6.3 million, and loss on the disposition of Lemonaid Health of $2.0 million. The net changes in operating assets and liabilities of $0.5 million were primarily related to an increase in inventories of $2.2 million primarily due to lower than expected sales during the holiday season, an increase in accounts receivable of $1.4 million primarily due to timing of customer billing, and an increase in prepaid expenses and other current assets of $1.2 million primarily due to an increase in estimated insurance recovery related to the cybersecurity incident, a decrease in operating lease liabilities of $8.8 million primarily due to lease payments, a decrease in accrued and other current liabilities of $7.1 million primarily due to timing of vendor invoice receipts and decrease in employee compensation and vacation, and a decrease in accounts payable of $1.0 million primarily due to timing of vendor payments. These were partially offset by an increase in deferred revenue of $12.3 million as a result of an increase in research services deferred revenue related to the 2023 GSK Amendment and increases in PGS deferred revenue, a decrease in operating right-of-use assets of $7.2 million primarily due to right-of-use assets amortization, and a decrease in other assets of $1.2 million as a result of spending reduction on long-term contracts.

Net cash used in operating activities of $165.4 million for fiscal 2023 was primarily related to a net loss of $311.7 million, partially offset by non-cash charges for stock-based compensation of $116.0 million, depreciation and amortization of $32.1 million, impairment of long-lived assets of $10.1 million, and amortization and impairment of internal-use software of $4.4 million. The net changes in operating assets and liabilities of $16.5 million were primarily related to a decrease in accounts payable of $24.6 million primarily due to timing of vendor payments, a decrease in operating lease liabilities of $8.9 million primarily due to lease payments, a decrease in other liabilities of $3.2 million primarily due to the reversal of a deferred tax liability related to U.K. intangibles, and a decrease in deferred revenue of $0.4 million as a result of decreases in PGS deferred revenue primarily due to more revenue recognized than kit sales during the period, largely offset by increased deferred revenue related to the original GSK Agreement. These were partially offset by a decrease in accounts receivable of $1.5 million primarily due to timing of customer billing, a decrease in prepaid expenses and other current assets of $6.7 million primarily due to the receipt of insurance claim payments, a decrease in deferred cost of revenue of $2.3 million primarily due to a decrease in PGS kit sales, a decrease in operating right-of-use assets of $7.4 million primarily due to right-of-use assets amortization, and an increase in accrued and other current liabilities of $2.7 million due to timing of vendor invoice receipts.
Cash Flows from Investing Activities
Net cash used in investing activities was $9.6 million for fiscal 2024, which primarily consisted of capitalized internal-use software costs of $8.5 million and purchases of property and equipment of $1.1 million.
Net cash used in investing activities was $11.3 million for fiscal 2023, which primarily consisted of capitalized internal-use software costs of $7.3 million and purchases of property and equipment of $4.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.6 million for fiscal 2024, which consisted of $0.9 million in proceeds from the exercise of stock options, $3.3 million in proceeds from the issuance of Class A common stock under the ESPP, partially offset by $0.4 million in payments of deferred offering costs, and $0.2 million in payments for taxes related to net share settlement of equity awards.
Net cash provided by financing activities was $9.8 million for fiscal 2023, which consisted of $10.7 million in proceeds from the issuance of common stock under employee equity plans, partially offset by $0.7 million in payments of deferred offering costs, and $0.2 million in payments for taxes related to net share settlement of equity awards.
Contractual Obligations and Commitments
Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods ranging from 1.8 years to 7.3 years. Refer to Note 12, “Leases,” to our consolidated financial statements included elsewhere in this Form 10-K for a summary of our future minimum lease obligations.
In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 13, “Commitments and Contingencies,” and Note 21, “Subsequent Events — Purchase Obligations” to our consolidated financial statements included elsewhere in this Form 10-K for a summary of our commitments as of March 31, 2024.
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

We recognized breakage revenue from unreturned kits of $22.1 million and $27.7 million for the fiscal 2024 and fiscal 2023, respectively. A hypothetical ten percent change in our breakage rate estimate would not have a material impact on total revenue recognized during fiscal 2024.
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
Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. After the measurement period, not to exceed one year from the date of acquisition, any adjustments to fair value are reflected in the consolidated statements of operations and comprehensive loss.
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
We estimate the fair value of the Consumer and Research Services reporting unit considering the use of various valuation techniques, with the primary being an income approach (discounted cash flow method) and market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. The results from each of these approaches are weighted appropriately taking into account the relevance and availability of data at the time we perform the valuation. The estimate of the fair value of the reporting unit includes several judgments, each with inherent uncertainties such as projections of revenue growth rates, gross margin, and projected future cash flows of the reporting unit and the discount rate applied to those projected future cash flows.
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
The carrying value of the long-lived assets in the asset group, including definite-lived intangible assets, is reviewed whenever events or changes in circumstances indicate the carrying amount of the assets might not be recoverable. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life. If the recoverability test indicates the carrying value of the asset group is not recoverable, we would estimate the fair value of the asset group using the discounted cash flow method. Any impairment would be measured as the difference between the asset group's carrying amount and its estimated fair value. Significant judgments and estimates are required in assessing impairment of these assets, including estimating future cash flows, determining appropriate discount rates and estimating the residual value of the assets.
Determining the fair value of the Consumer and Research Services reporting unit requires judgment and the use of significant estimates and assumptions. Given the current competitive and macroeconomic environment and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of our interim and annual goodwill and long-lived asset impairment tests will prove to be accurate predictions of the future.
In connection with our annual goodwill impairment assessment as of January 1, 2024, we identified a sustained decline in market capitalization, based on our publicly quoted share price, lower than expected financial performance and macroeconomic conditions that existed as of December 31, 2023. As of December 31, 2023, we concluded that it was more likely than not that the estimated fair value of the Consumer and Research Services reporting unit was less than its carrying value. Accordingly, we performed our annual goodwill impairment assessment. Given our quantitative assessment resulted in the fair value of our Consumer and Research Services reporting unit being less than our Consumer and Research Services reporting unit’s carrying value, we recorded a goodwill impairment charge of $198.8 million in the third quarter of the fiscal year ended March 31, 2024. We performed a long-lived asset recoverability test for the Consumer and Research Services segment as of December 31, 2023 and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable.
Subsequent to our annual impairment testing, in connection with the preparation of the financial statements for fiscal 2024 included in this Annual Report on Form 10-K, we identified a further sustained decline in market capitalization, based on our publicly quoted share price, requiring an interim impairment test for goodwill as of March 31, 2024. The Company performed an interim step one quantitative test for its Consumer and Research Services reporting unit and determined that the estimated fair value of the reporting unit was less than its carrying value. Based on the result of our interim goodwill impairment test as of March 31, 2024, we recorded an additional impairment charge of $152.9 million to write off the remaining balance of the Consumer and Research Services reporting unit’s goodwill resulting in a total goodwill impairment charge of $351.7 million for fiscal 2024. As of March 31, 2024, our goodwill balance was fully impaired with no balance remaining. We performed a long-lived asset recoverability test for the Consumer and Research Services segment as of March 31, 2024 and determined that undiscounted future cash flows exceeded the carrying amount of the asset group and were recoverable.

These goodwill impairment charges were included in goodwill impairment in the consolidated statements of operations and comprehensive loss in the Consumer and Research Services segment. There were no impairment charges to goodwill for fiscal 2023 and fiscal 2022.
Recently Issued Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements” in our financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Interest Rate Risk
As of March 31, 2024, we had $216.5 million in cash and cash equivalents. Our cash equivalents are comprised primarily of money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income and cash flows. A hypothetical 10% change in interest rates during fiscal 2024, fiscal 2023 and fiscal 2022 would not have had a material impact on our historical consolidated financial statements.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all our revenue and expenses are denominated in U.S. dollars. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for fiscal 2024 fiscal 2023 and fiscal 2022. To date, we have not engaged in any hedging strategies. If our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
23andMe Holding Co.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of 23andMe Holding Co. and subsidiaries (the Company) as of March 31, 2024 and March 31, 2023, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and March 31, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Sufficiency of audit evidence over revenue recognition
As noted in Note 5, the consolidated financial statements, the Company generated $145.1 million of point-in-time revenue related to its Personal Genome Service (PGS) for the year-ended March 31, 2024. The processing and recording of PGS revenue are reliant upon multiple information technology (IT) systems.
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
Goodwill Impairment Assessment of the Consumer and Research Services Reporting Unit
As discussed in Notes 2 and 10 to the consolidated financial statements, goodwill is tested each fiscal year for impairment at the Consumer and Research Services reporting unit level. Goodwill is also tested for impairment whenever an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In connection with a sustained decline in market capitalization, lower than expected financial performance and macroeconomic conditions, the Company recorded goodwill impairment charges totaling $351.7 million during the fiscal year ended March 31, 2024, which represented the entire goodwill balance of the Consumer and Research Services reporting unit. Estimating the fair value of the Consumer and Research Services reporting unit involved use of the market approach method.
We identified the evaluation of the goodwill impairment of the Company’s Consumer and Research Services reporting unit as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the method and assumptions used in the Company’s estimate of the fair value of the Consumer and Research Services reporting unit. Specifically, utilization of the market approach as a method for determining the fair value of the Consumer and Research Services reporting unit, and the evaluation of the allocation of enterprise value between the Therapeutics and Consumer and Research Services reporting units, based on guideline public company assumptions and information, required subjective auditor judgement and specialized skills and knowledge. Changes to the method or assumptions could have had a significant effect on the Company’s assessment of the carrying value of the goodwill.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill impairment process. This included controls related to the selection and application of the market approach and the allocation of the Company’s enterprise value between the Therapeutics and Consumer and Research Services reporting units. We evaluated the appropriateness of the criteria used to select guideline public companies (GPCs) for the Therapeutics reporting unit by considering the stage of development, therapeutic area, and geographic location of the GPCs. We evaluated the allocation of enterprise value made by the Company to the Therapeutics reporting unit by comparing such value to a range of the market capitalization of the selected GPCs as of March 31, 2024. We involved valuation professionals with specialized skills and knowledge, who assisted in (1) assessing the appropriateness of the valuation approach utilized, (2) independently generating a list of GPCs using the selected criteria and (3) comparing the market capitalization data for the selected GPCs used by management to third-party industry information, as of March 31, 2024.
/s/ KPMG LLP
We have served as the Company’s auditor since 2020.
Santa Clara, California
May 30, 2024

23ANDME HOLDING CO.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2024	March 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$216,488	$386,849
Restricted cash	1,399	1,399
Accounts receivable, net	3,324	1,897
Inventories	12,465	10,247
Deferred cost of revenue	4,792	5,376
Prepaid expenses and other current assets	16,841	19,224
Total current assets	255,309	424,992
Property and equipment, net	28,351	38,608
Operating lease right-of-use assets, net	48,894	56,078
Restricted cash, noncurrent	6,974	6,974
Internal-use software, net	20,516	15,661
Intangible assets, net	33,255	45,520
Goodwill	—	351,744
Other assets	1,868	3,021
Total assets	$395,167	$942,598
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes related party amounts of $3,809 and $3,186, respectively)	$11,571	$12,924
Accrued expenses and other current liabilities (includes related party amounts of $6,752 and $8,738, respectively)	42,263	66,430
Deferred revenue (includes related party amounts of $10,999 and $11,753, respectively)	64,827	62,521
Operating lease liabilities	8,670	7,541
Total current liabilities	127,331	149,416
Deferred revenue, noncurrent (includes related party amounts of $10,000 and nil, respectively)	10,000	—
Operating lease liabilities, noncurrent	67,845	77,763
Other liabilities	1,471	1,480
Total liabilities	206,647	228,659
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock — par value $0.0001, 10,000,000 shares authorized as of March 31, 2024 and 2023; zero shares issued and outstanding as of March 31, 2024 and 2023	—	—
Common stock, par value $0.0001 — Class A shares, 1,140,000,000 shares authorized, 323,394,807 and 293,020,474 shares issued and outstanding as of March 31, 2024 and March 31, 2023, respectively; Class B shares, 350,000,000 shares authorized, 166,724,586 and 168,179,488 shares issued and outstanding as of March 31, 2024 and 2023, respectively	49	46
Additional paid-in capital	2,361,559	2,220,897
Accumulated other comprehensive income (loss)	—	(620)
Accumulated deficit	(2,173,088)	(1,506,384)
Total stockholders’ equity	188,520	713,939
Total liabilities and stockholders’ equity	$395,167	$942,598
The accompanying notes are an integral part of these consolidated financial statements.

23ANDME HOLDING CO.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended March 31,
	2024	2023	2022
Revenue:
Service (includes related party revenue of $12,004, $47,448, and $46,064, respectively)	$191,816	$265,840	$257,749
Product	27,822	33,649	14,144
Total revenue	219,638	299,489	271,893
Cost of revenue:
Service (includes related party cost of $295, $530, and $299, respectively)	108,116	150,595	135,027
Product	12,145	14,398	3,921
Total cost of revenue	120,261	164,993	138,948
Gross profit	99,377	134,496	132,945
Operating expenses:
Research and development (includes related party expenses of $12,771, $10,709 and $23,954, respectively)	205,361	222,596	189,377
Sales and marketing	85,600	119,927	100,338
General and administrative	129,772	115,984	97,383
Restructuring and other charges	8,368	—	—
Goodwill impairment	351,744	—	—
Total operating expenses	780,845	458,507	387,098
Loss from operations	(681,468)	(324,011)	(254,153)
Other income (expense):
Interest income, net	14,331	9,676	277
Change in fair value of warrant liabilities	—	—	32,989
Other income (expense), net	506	(93)	(83)
Loss before income taxes	(666,631)	(314,428)	(220,970)
Provision for (benefit from) income taxes	73	(2,772)	(3,480)
Net loss	(666,704)	(311,656)	(217,490)
Other comprehensive income (loss), net of tax	620	(799)	179
Total comprehensive loss	$(666,084)	$(312,455)	$(217,311)
Net loss per share of Class A and Class B common stock attributable to common stockholders:
Basic and diluted	$(1.40)	$(0.69)	$(0.60)
Weighted-average shares used to compute net loss per share:
Basic and diluted	475,982,265	451,504,377	361,528,119
The accompanying notes are an integral part of these consolidated financial statements.

23ANDME HOLDING CO.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of March 31, 2021	209,181,855	$837,351	124,529,784	$12	$381,607	$—	$(977,238)	$(595,619)
Preferred stock conversion	(209,181,855)	(837,351)	209,181,855	21	837,330	—	—	837,351
Issuance of common stock upon Merger (net of transaction costs of $33,726)	—	—	46,901,747	5	200,574	—	—	200,579
Issuance of PIPE shares (related party amount of $25,000)	—	—	25,000,000	3	249,997	—	—	250,000
Issuance of common stock upon exercise of stock options	—	—	5,808,526	—	16,831	—	—	16,831
Issuance of common stock for acquisition of business	—	—	30,572,268	3	322,842	—	—	322,845
Issuance of common stock for Class A common stock warrant exercise	—	—	6,016,347	1	42,355	—	—	42,356
Stock-based compensation expense	—	—	—	—	58,624	—	—	58,624
Issuance of common stock upon release of RSUs	—	—	801,794	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	179	—	179
Net loss	—	—	—	—	—	—	(217,490)	(217,490)
Balance as of March 31, 2022	—	—	448,812,321	45	2,110,160	179	(1,194,728)	915,656
Issuance of common stock upon exercise of stock options	—	—	2,748,796	—	4,203	—	—	4,203
Issuance of common stock upon release of RSUs	—	—	7,062,152	1	(1)	—	—	—
Net share settlements for stock-based minimum tax withholdings	—	—	(65,620)	—	(197)	—	—	(197)
Issuance of common stock under employee stock purchase plan			2,642,313	—	6,463	—	—	6,463
Stock-based compensation expense	—	—	—	—	100,269	—	—	100,269
Other comprehensive loss	—	—	—	—	—	(799)	—	(799)
Net loss	—	—	—	—	—	—	(311,656)	(311,656)
Balance as of March 31, 2023	—	—	461,199,962	46	2,220,897	(620)	(1,506,384)	713,939
Issuance of common stock upon exercise of stock options	—	—	2,082,713	—	909	—	—	909
Issuance of common stock upon release of RSUs	—	—	12,684,049	1	(1)	—	—	—
Issuance of common stock upon release of RSUs under the 2022 Annual Incentive Plan	—	—	9,019,049	1	18,729	—	—	18,730
Net share settlements for stock-based minimum tax withholdings	—	—	(195,951)	—	(230)	—	—	(230)
Issuance of common stock under employee stock purchase plan	—	—	5,329,571	1	3,262	—	—	3,263
Stock-based compensation expense	—	—	—	—	117,993	—	—	117,993
Other comprehensive income	—	—	—	—	—	620	—	620
Net loss	—	—	—	—	—	—	(666,704)	(666,704)
Balance as of March 31, 2024	—	$—	490,119,393	$49	$2,361,559	$—	$(2,173,088)	$188,520
The accompanying notes are an integral part of these consolidated financial statements.

23ANDME HOLDING CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(666,704)	$(311,656)	$(217,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,227	32,071	23,699
Amortization and impairment of internal-use software	6,255	4,427	2,449
Stock-based compensation expense	120,209	116,017	57,933
Changes in fair value of warrant liabilities	—	—	(32,989)
Impairment of long-lived assets	—	10,126	—
Goodwill impairment	351,744	—	—
Loss on disposition of Lemonaid Health Limited	2,026	—	—
Other operating activities	(529)	77	85
Changes in operating assets and liabilities:
Accounts receivable, net	(1,427)	1,483	(899)
Inventories	(2,218)	542	(4,262)
Deferred cost of revenue	584	2,325	(2,219)
Prepaid expenses and other current assets	(1,231)	6,653	(10,077)
Operating lease right-of-use assets	7,185	7,393	7,078
Other assets	1,152	(429)	(1,820)
Accounts payable (includes related party amounts of $623, $(9,381) and $8,145, respectively)	(996)	(24,573)	22,856
Accrued expenses and other current liabilities (includes related party amounts of $(1,986), $2,966 and $(1,293), respectively)	(7,104)	2,671	8,316
Deferred revenue (includes related party amounts of $9,246, $2,572 and $(20,959), respectively)	12,307	(418)	(8,799)
Operating lease liabilities	(8,790)	(8,934)	(7,054)
Other liabilities	(9)	(3,165)	(3,635)
Net cash used in operating activities	(164,319)	(165,390)	(166,828)
Cash flows from investing activities:
Purchases of property and equipment	(1,129)	(4,048)	(3,968)
Proceeds from sale of property and equipment	30	5	1
Purchases of intangible assets	—	—	(5,500)
Capitalized internal-use software costs	(8,527)	(7,262)	(4,505)
Cash paid for acquisitions, net of cash acquired	—	—	(94,165)
Net cash used in investing activities	(9,626)	(11,305)	(108,137)
Cash flows from financing activities:
Proceeds from exercise of stock options	909	4,203	16,998
Proceeds from issuance of common stock under employee stock purchase plan	3,262	6,464	—
Payments for taxes related to net share settlement of equity awards	(230)	(197)	—
Payments of deferred offering costs	(357)	(693)	(30,642)
Proceeds from issuance of common stock upon merger	—	—	309,720
Proceeds from PIPE (includes related party amounts of nil, nil and $25,000, respectively)	—	—	250,000
Proceeds from exercise of merger warrants	—	—	44
Payment for warrant redemptions	—	—	(116)
Net cash provided by financing activities	3,584	9,777	546,004
Effect of exchange rates on cash and cash equivalents	—	385	(146)
Net (decrease) increase in cash, cash equivalents and restricted cash	(170,361)	(166,533)	270,893
Cash, cash equivalents and restricted cash — beginning of period	395,222	561,755	290,862
Cash, cash equivalents and restricted cash — end of period	$224,861	$395,222	$561,755
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$97	$473	$722
Stock-based compensation capitalized for internal-use software costs	$3,606	$3,191	$1,166
Reclassification of deferred offering costs	$—	$—	$3,971
Assumption of merger warrants liability	$—	$—	$75,415
Deferred offering costs during the period included in accounts payable and accrued expenses	$1	$45	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$837,351
Redemption/exercise of Class A common stock warrants	$—	$—	$42,354
Stock consideration in acquisition of businesses, including fair value of common stock issued and stock-based awards that were vested	$—	$—	$322,842
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$216,488	$386,849	$553,182
Restricted cash, current	1,399	1,399	1,599
Restricted cash, noncurrent	6,974	6,974	6,974
Total cash, cash equivalents and restricted cash	$224,861	$395,222	$561,755
The accompanying notes are an integral part of these consolidated financial statements.

23ANDME HOLDING CO.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Organization and Description of Business
23andMe Holding Co. (the “Company” or “23andMe”) is dedicated to helping people access, understand, and benefit from the human genome. The Company is building the leading direct-to-consumer precision medicine platform that powers its genetics driven therapeutics and research business. The Company is dedicated to empowering customers to optimize their health by providing consumers direct access to their genetic information, personalized reports, actionable insights and digital access to affordable healthcare professionals through our telehealth platform, Lemonaid Health, Inc.
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
The Company has evaluated how it is organized and managed and has identified two reporting segments: (1) Consumer, and Research Services, and (2) Therapeutics.
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
For the fiscal years ended March 31, 2024, 2023 and 2022, the Company’s operations were primarily in the United States. For the fiscal years ended March 31, 2024, 2023 and 2022, the Company had immaterial operations in the United Kingdom (“U.K.”) prior to the disposition of its U.K. subsidiary on August 1, 2023.
Reclassification
Beginning in fiscal year 2024, the amounts previously presented as revenue and cost of revenue in the consolidated statements of operations and comprehensive loss have been updated to present tangible product and services separately. Prior periods have been reclassified to conform to the current period presentation. The reclassification did not have any impact on total revenue, total cost of revenue, gross profit or net income.

Fiscal Year
The Company’s fiscal year ends on March 31. References to fiscal year 2024, 2023 and 2022 refer to the fiscal years ended March 31, 2024, 2023 and 2022, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to the determination of standalone selling price for various performance obligations; the estimated expected benefit period for the rate and recognition pattern of breakage revenue for purchases where a saliva collection kit (“Kit”) is never returned for processing; the capitalization and estimated useful life of internal use software; the useful life of long-lived assets; fair value of intangible assets acquired in business combinations; the fair value of reporting units relative to the carrying amount of goodwill; the incremental borrowing rate for operating leases; the fair value of private warrants; stock-based compensation including the determination of the fair value of stock options, annual incentive bonuses payable in the form of restricted stock units (“RSUs”), as well as the fair value of the Company’s common stock prior to the Closing Date of the Merger; the assumptions used in going concern assessments; and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates, and such differences could be material to the consolidated financial statements.
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
A single supplier accounted for 100% of the Company’s total purchases of microarrays and one separate single supplier accounted for 100% of the Company’s total purchases of Kits for the fiscal years ended March 31, 2024, 2023 and 2022. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the fiscal years ended March 31, 2024, 2023 and 2022.
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
Significant customer information is as follows:

	March 31, 2024	March 31, 2023
Percentage of accounts receivable:
Customer C (1)	59%	69%
Customer F	—%	27%
Customer I	30%	—%
(1)    Customer C is a reseller

	Year Ended March 31,
	2024	2023	2022
Percentage of revenue:
Customer C (1)	22%	22%	20%
Customer B	5%	16%	17%
(1)    Customer C is a reseller
Cash, Cash Equivalents and Restricted Cash
Cash consists of bank deposits held at financial institutions. Cash in U.S. banks is insured to the extent defined by the Federal Deposit Insurance Corporation. Cash equivalents consist primarily of short-term money market funds. The Company maintains certain cash amounts restricted as to its withdrawal or use. The Company held total restricted cash of $8.4 million as of March 31, 2024 and 2023, which are related to letters of credit in connection with operating lease agreements, as well as collateral held against the Company’s corporate credit cards.
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
Accounts Receivable, Net
Accounts receivable is recorded at the invoiced amount, net of estimated reserves for customer refunds, sales incentives, and bad debt, and is not interest-bearing. Accounts receivable represent amounts billed to the customers for bulk order and retail sales, and amounts billed under research services arrangements. Receivables are stated at amounts estimated by management to be equal to their net realizable values. The allowance for doubtful accounts is the Company’s best estimate of the amount of expected credit losses on its accounts receivable. The Company’s expectation of collectability is based on the financial condition of the customer and the amount of any receivables in dispute. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and an allowance is recorded accordingly. The reserves for customer refunds, sales incentives and bad debt were immaterial for all periods presented.
Inventories
Inventories consist primarily of raw material of Kits and DNA microarrays and are stated at the lower of cost or net realizable value. Kits are shipped to and stored at third-party warehouses and retail consignment sites. DNA microarrays are shipped and stored at third-party laboratories. All inventories are expected to be delivered to the Company’s customers within a normal operating cycle for the Company, which is 12 months. Accordingly, all the Company’s Kits and DNA microarrays are classified as current assets in the consolidated balance sheets. Cost is determined using standard cost, which approximates the average cost of the inventory items, including shipping and taxes. The Company has determined that all of its inventories would be sold above cost, and that no reserve for lower of cost or net realizable value is required for the Company’s inventories as of March 31, 2024 and 2023.
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
The estimated useful lives of the Company’s property and equipment are as follows:

Computer equipment and software	3 years
Laboratory equipment and software	5 years
Furniture and office equipment	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life
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
Goodwill and Intangible Assets
Goodwill represents the excess purchase price of acquired businesses over the fair values attributed to underlying net tangible assets and identifiable intangible assets. The Company tests goodwill each fiscal year on January 1st for impairment at the Consumer and Research Services reporting unit level. Goodwill is also tested for impairment whenever an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Performance of the qualitative impairment assessment requires judgment in identifying and considering the significance of relevant events and circumstances, including external factors such as macroeconomic and industry conditions and the legal and regulatory environment, as well as entity-specific factors, such as actual and planned financial performance or sustained market declines, that could impact the fair value of the Consumer and Research Services reporting unit. If, after assessing the totality of these qualitative factors, the Company determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then no additional assessment is deemed necessary. Otherwise, the Company will perform a quantitative impairment test in which the fair value of the reporting unit is compared with its carrying amount, and an impairment charge will be recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any. For results of the Company’s goodwill impairment analysis performed during the fiscal year ended March 31, 2024, see Note 10, “Balance Sheet Components — Goodwill.”
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
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, such as property and equipment, internal-use software, acquired intangible assets, and right of use assets related to operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows these assets are expected to generate. If the undiscounted cash flows are less than the asset group’s carrying amount, the Company then determines the asset group’s fair value by using a discounted cash flow analysis. If the recoverability test indicates the carrying value of the asset group is not recoverable, the Company would estimate the fair value of the asset group using the discounted cash flow method. An impairment would be recognized in the event the carrying amount of such assets exceeds the fair value attributable to such assets. The useful lives of long-lived assets are evaluated whenever events or circumstances warrant a revision to the remaining amortization period.
Leases
The Company determines if an arrangement is or contains a lease at inception. The Company evaluates classification of leases as either operating or finance at commencement and, as necessary, at modification. Operating leases are included in operating lease right-of-use (“ROU”) assets, other accrued liabilities, and operating lease liabilities on the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. As the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes initial direct costs incurred and lease payments made prior to lease commencement less lease incentives received. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include property taxes and costs incurred by lessors for common area maintenance. The Company’s lease terms are the non-cancelable period stated in the contract, including any rent-free periods provided by the lessor, adjusted for any options to extend or terminate when it is reasonably certain that the Company will exercise that option. The Company accounts for lease and non-lease components in its lease agreements as a single lease component in determining lease assets and liabilities. In addition, the Company does not recognize the right-of-use assets and liabilities for leases with lease terms of twelve months or less.
Revenue Recognition
The Company generates revenue primarily from its Consumer & Research Services segment, which includes revenue from its Personal Genome Service® (“PGS”), telehealth, and research services. In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for transferring the products or services to a customer (the “transaction price”). The transaction price includes various forms of variable consideration, as discussed below. In general, the transaction price is evaluated at contract inception.
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
The Company’s contracts with customers for PGS services include multiple performance obligations: (1) initial ancestry reports, (2) ancestry updates, (3) initial health reports, (4) health updates, and (5) membership for extended health insights with access to exclusive reports and features. The transaction price for PGS revenue includes the amount of fixed consideration the Company expects to receive, as well as variable consideration related to refunds.
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
Revenue is recognized over time for ancestry updates and health updates over the period the customer is estimated to remain active. The Company estimates this period based on the historical average period that the customer continues to engage with the available report updates after the delivery of the initial reports. These updates are provided to the customer, when and if available, throughout the estimated period of activity during which the customer interacts with the PGS service. The Company re-evaluates these estimates annually and adjusts accordingly. The Company has determined that access to the updates, when and if available, that are provided over the estimated period qualifies as a series of distinct goods or services, for which revenue is recognized ratably over the period estimated by the Company.
PGS membership revenue for extended health insights is recognized ratably over the contractual membership period as the customer benefits from having access to these insights evenly throughout this period.
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
The Company’s contracts with customers for research services can include multiple performance obligations: (1) genotyping, (2) survey, (3) data analysis, (4) recruitment, (5) web development, (6) project management, and (7) dedicated research time. The transaction price for research services revenue includes the amount of fixed consideration the Company expects to receive, as well as variable consideration including, but not limited to, per participant fees, additional compensation for certain industry approvals, payments for milestones achieved early, and penalties for customer delays. The Company estimates the amount of variable consideration that should be included in the transaction price using either the most likely amount method or the expected amount method.
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
For the majority of research services, to recognize revenue, the Company compares actual hours incurred to date to the overall total expected hours that will be required to satisfy the performance obligation. The use of personnel hours is a reasonable measure of progress as the Company fulfills its contractual obligations through research performed by the Company’s personnel. Revenues are recognized over time as the hours are incurred. All estimates are reviewed by the Company at the end of each reporting period and adjustments are made accordingly.
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
The Company estimates the amount of sales that may be refunded and records the estimate as a reduction of revenue and a refund liability in the period the related telehealth revenue is recognized. The Company’s customers have limited return rights related to the telehealth services. The Company has not historically experienced material returns and believes that there will be minimal returns in the future. As such, the transaction price for telehealth services is not materially impacted.
Provisions for transaction fees and chargebacks are primarily based on customer-level contractual terms. Accruals and related reserves are adjusted as new information becomes available, which generally consists of actual transaction fees and chargebacks processed relating to sales recognized.
Pharmacy fees, net – The Company primarily generates revenue through sale and delivery of prescription medications from the Affiliated Pharmacies (as defined below). A contract is entered into with a patient when the patient accepts the Company’s terms and conditions, requests a prescription, or chooses to refill, and provides access to payment. The Company has determined that these contracts contain one performance obligation. Revenue is recognized at the point in time in which prescription services are rendered for these transactions. Fees are charged as prescription services are rendered. Revenue is recorded net of refunds.
Patient fees, net – The Company primarily generates revenue through the PMCs (as defined below) from patient visit fees, which include healthcare professional consultations, lab testing, and ordering prescriptions. A contract is entered into with a patient when the patient accepts the Company’s terms and conditions and provides access to payment. The Company has determined that each service event is a distinct performance obligation. Revenue is recognized at the point in time in which services are rendered for these transactions. Fees are charged upfront prior to services being rendered and are allocated to each obligation to provide services to the patient. Revenue is recorded net of refunds and pass-through lab and prescription costs.

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
For other payments received from the other party for other collaboration activities related to various development, launch and sales milestones of licensed products, or royalties related to net sales of licensed products, the Company analogizes to ASC 606. Such payments will be recognized when the related activities occur as they are determined to relate predominantly to the license of intellectual property transferred to the other party and therefore have also been excluded from the transaction price allocated to the performance obligations determined under ASC 606. To date, no consideration in this regard has been received under the Company’s collaboration agreements.
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
Advertising Costs
Advertising costs consist primarily of direct expenses related to television and radio advertising, including production and branding, paid search, online display advertising, direct mail, and affiliate programs. Advertising production costs are expensed the first time the advertising takes place, and all other advertising costs are expensed as incurred. Advertising costs amounted to $37.5 million, $49.1 million and $54.7 million for the years ended March 31, 2024, 2023 and 2022, respectively, and are included in sales and marketing expense in the consolidated statements of operations and comprehensive loss.

Deferred advertising costs primarily consist of vendor payments made in advance to secure media spots across varying media channels, as well as production costs incurred before the first time the advertising takes place. Deferred advertising costs are not expensed until first used. The deferred advertising costs were $0.4 million and $1.6 million as of March 31, 2024 and 2023, respectively. Deferred advertising costs are included in prepaid expenses and other current assets in the consolidated balance sheets.
Stock-Based Compensation
Stock-based compensation expense related to stock-based awards for employees and non-employees is recognized based on the fair value of the awards granted. The fair value of each stock option and employee stock purchase plan (“ESPP”) are estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected term of the stock-based award, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of common stock. Given the Company does not have sufficient historical exercise data as a public company, the expected term of stock options granted is estimated using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected term of the ESPP rights equals the six-month and twelve-month look-back periods. Since inception, the expected volatility was based upon the historical volatility of comparable companies from a representative peer group. The Company has historically not declared or paid any dividends and does not currently expect to do in the foreseeable future. The risk-free interest rates used are based on the U.S. Department of Treasury (“U.S. Treasury”) yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term. The fair value of each RSU is estimated based on the fair value of the common stock on the grant date.
Prior to the Merger, the Company determined the fair value of its common stock for financial reporting as of each grant date based on numerous objective and subjective factors and management’s judgment. Subsequent to the Merger, the Company determines the fair value using the market closing price of its common stock on the date of grant. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, including awards with graded vesting and no additional conditions for vesting other than service conditions. The Company accounts for forfeitures as they occur. See Note 15, “Equity Incentive Plans and Stock-Based Compensation,” for additional details.
The Company’s fiscal 2024 annual incentive bonuses will be paid in the form of RSUs based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics. The number of the RSUs is determined by dividing the dollar amount of the incentive bonus by the trailing average closing price of the Company’s Class A common stock for a defined period of time determined by the Compensation Committee of the Board of Directors. The Company accounts for the RSUs as liability awards, and adjusts the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. The liability of the awards is included in other current liabilities on the Company’s consolidated balance sheet. See Note 15, “Equity Incentive Plans and Stock-Based Compensation,” for additional details.
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
The Company also utilizes the guidance in ASC 740 to account for uncertain tax positions. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more likely than not of being realized and effectively settled. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments, and which may not accurately reflect actual outcomes. The Company recognizes interest and penalties on unrecognized tax benefits as a component of provision for income taxes in the consolidated statements of operations and comprehensive loss. See Note 18, “Income Taxes,” for additional details.

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
Foreign Currency
The reporting currency of the Company is the United States dollar. The Company determines the functional currency of each subsidiary based on the currency of the primary economic environment in which each subsidiary operates. Items included in the financial statements of such subsidiaries are measured using that functional currency. Prior to the disposition of its U.K. subsidiary on August 1, 2023, the functional currency of the Company’s foreign subsidiary was the British Pound. Foreign currency denominated monetary assets and liabilities are remeasured into U.S. dollars at period-end exchange rates and foreign currency denominated non-monetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Equity transactions are translated using historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are recognized in other (expense) income, net in the consolidated statements of operations and comprehensive loss, and have not been material for any of the periods presented.

Comprehensive Loss
Comprehensive loss is composed of two components: net loss and other comprehensive income (loss). The Company’s changes in foreign currency translation represents the components of other comprehensive income (loss) that are excluded from the reported net loss.
Net Loss Per Share Attributable to Common Stockholders
The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company determined that it had participating securities in the form of redeemable convertible preferred stock prior to the date of conversion and shares subject to vesting as holders of such securities had non-forfeitable dividend rights in the event of a declaration of a dividend for shares of common stock prior to the vesting date. These participating securities do not contractually require the holders of such stocks to participate in the Company’s losses. As such, net loss for the period presented was not allocated to the Company’s participating securities.
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
Related Parties
A party is considered to be related to the Company if the party, directly or indirectly, controls, is controlled by, or is under common control with the Company, including principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management, and other parties with which the Company may deal and can significantly influence the management or operating policies to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. See Note 20, “Related Party Transactions,” for additional details.
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
Contingencies
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
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed. Legal fees related to potential loss contingencies are expensed as incurred. Insurance recoveries associated with loss contingencies are recognized when realization becomes probable and estimable, the associated costs have been recognized in the financial statements, and the losses are clearly attributable to the insured event.
Liquidity

The Company’s operations have been financed primarily through the sales of equity securities and sales of PGS, telehealth, and research services. During the fiscal year ended March 31, 2022, the Company received gross proceeds of $309.7 million from the Merger and $250.0 million from the PIPE investment consummated in connection with the Merger. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future due to the investments it intends to continue to make in research and development to capitalize on market opportunities and drive long-term growth, as well as operating expenses incurred within general and administrative, and sales and marketing.

The Company will require additional financing to execute ongoing and future operations. The Company’s ability to obtain additional financing depends on a number of factors, including, but not limited to, the market price of the Company’s Class A common stock, the availability and cost of additional equity capital, the Company’s ability to retain the listing of its Class A common stock on The Nasdaq Stock Market, and the general economic and industry conditions affecting the availability and cost of capital. The Company is dependent upon future financing to provide the cash necessary to execute our ongoing and future operations. Management will continue to monitor the Company’s liquidity position.

In connection with preparing consolidated financial statements for each annual and interim reporting period, the Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As of March 31, 2024, the Company had cash and cash equivalents of $216.5 million. Based on current cash resources and the implementation of the previously-disclosed reductions in force in June and August 2023, the Company believes its cash and cash equivalents will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the issuance of these consolidated financial statements. Management considers that there are no conditions or events in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date the consolidated financial statements are issued.

On November 10, 2023, the Company received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it is not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires the Company to maintain a minimum bid price of at least $1.00 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). The Company’s failure to comply with the Minimum Bid Requirement was based on its Class A common stock per share price being below the $1.00 threshold for a period of 30 consecutive trading days. Pursuant to the Nasdaq Letter, the Company had an initial 180 calendar days from the date of the Nasdaq Letter to regain compliance. The Company did not regain compliance during the initial compliance period.

On May 9, 2024, the Company received a notification letter from the Staff of Nasdaq notifying the Company that it had been granted an additional 180 days, or until November 4, 2024, to regain compliance with the Minimum Bid Requirement, based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period. In order to be eligible to receive the second compliance period, the Company applied to have its Class A common stock transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market.

If at any time before November 4, 2024, the bid price of the Class A common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. If the Company does not regain compliance with the Minimum Bid Requirement by the end of the second compliance period, the Class A common stock will become subject to delisting. In the event that the Company receives notice that the Class A common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

The Company intends to monitor the closing bid price of its common stock between now and November 4, 2024, and will consider available options to regain compliance with the Minimum Bid Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. Neither the Nasdaq Letter nor the

Company’s noncompliance with the Minimum Bid Requirement have an immediate effect on the listing or trading of the Class A common stock, which will continue to trade on The Nasdaq Stock Market under the symbol “ME.”
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. We are currently evaluating the impacts and method of adoption.
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements, which amends the Codification to remove various references to various concepts statements and impacts a variety of topics in the Codification. This amendment applies to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in this ASU are not intended to result in significant accounting changes for most entities. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods with those year. This ASU is not expected to have a significant impact on the Company’s financial statements.
3.    Recapitalization
As discussed in Note 1, “Organization and Description of Business,” on the Closing Date, VGAC completed the acquisition of 23andMe, Inc. and acquired 100% of 23andMe, Inc.’s shares. 23andMe, Inc. received gross proceeds of $559.7 million, which includes $309.7 million in proceeds from issuance of common stock upon the consummation of the Merger and $250.0 million in proceeds from the PIPE Investment (as defined below). The Company recorded $33.7 million of transaction costs, which consisted of legal, accounting, and other professional services directly related to the Business Combination. These costs were included in additional paid-in capital on the Company’s consolidated balance sheet. The cash outflows related to these costs were presented as financing activities on the Company’s consolidated statement of cash flows. These deferred offering costs are offset against proceeds upon accounting for the consummation of the Merger. On the Closing Date, each holder of 23andMe, Inc. Class A common stock received approximately 2.293698169 shares of the Company’s Class A common stock, par value $0.0001 per share, and each holder of 23andMe, Inc. Class B common stock received approximately 2.293698169 shares of the Company’s Class B common stock, par value $0.0001 per share. See Note 14, “Stockholders' Equity,” for additional details of the Company’s stockholders’ equity prior to and subsequent to the Merger.
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
Following the closing of the Merger, 3,814,125 of the Class B ordinary shares of VGAC held by the Sponsor as of the date of the Sponsor Letter Agreement (the “Earn-Out Shares”), which constitute the remaining 30% of the Founder Shares, and were converted in the Business Combination into a like number of shares of the Company’s Class A common stock, are subject to a lock-up of seven years. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period, and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of March 31, 2024, the Company did not meet any earn out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such meet the criteria for equity classification in accordance with ASC 505.
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

4.    Acquisition
On November 1, 2021, the Company completed its acquisition (the “Lemonaid Acquisition”) of Lemonaid Health, Inc. (“Lemonaid” or “Lemonaid Health”) and acquired all of the outstanding equity of Lemonaid Health. The purchase price consideration was $424.7 million, which includes the value of 26,825,241 shares of the Company’s Class A common stock valued at $314.4 million as of the acquisition date, the fair value of the pre-acquisition service portion of stock-based awards that were vested as of the Lemonaid Acquisition of $8.4 million, and cash payment of approximately $101.9 million, of which $13.0 million was placed in escrow to cover a potential purchase price adjustment and to secure the indemnification obligations of the former equity holders of Lemonaid Health. In May 2023, $6.0 million of the escrow amount was released and the remaining escrow amount will be released during the first quarter of the fiscal year ended March 31, 2025.
The purchase price consideration excluded stock consideration of 3,747,027 shares issued by the Company to certain holders that are subject to vesting restrictions tied to continuing employment with the Company, which was recognized as selling, general, and administrative expenses post-acquisition. See Note 15, “Equity Incentive Plans and Stock-Based Compensation,” for additional details. The Company also incurred acquisition costs of $9.4 million directly related to the Lemonaid Acquisition, which were recorded within general and administrative expenses on the consolidated statements of operations and comprehensive loss.
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
Amortization expense related to identified intangible assets is recognized on a straight-line basis over the assets’ useful lives of two to seven years. Amortization expense is recognized within cost of revenue for developed technology, sales and marketing expense for customer relationships, partnerships and trademark, and general and administrative expense for non-compete agreements, in the consolidated statements of operations and comprehensive loss. Amortization related to Lemonaid Acquisition intangible assets for years ended March 31, 2024, 2023, and 2022 was $11.4 million, $16.5 million, and $7.3 million, respectively. See Note 10, “Balance Sheet Components — Intangible Assets” for additional information regarding the impairment of intangible assets.
The excess of the consideration paid over the fair value of the net assets acquired was recorded as goodwill. The acquired goodwill of $351.7 million is assigned to the Consumer and Research Services segment and represented future economic benefits expected to arise from synergies from combining operations and commercial organizations to increase market presence and the extension of existing customer relationships. For results of the Company's goodwill impairment analysis performed during the fiscal year ended March 31, 2024, see Note 10, “Balance Sheet Components — Goodwill.” The goodwill recognized upon acquisition is not expected to be deductible for income tax purposes.
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

Year Ended March 31,
2022
(in thousands)
Pro forma revenue(1)	$295,025
Pro forma net loss(1)	$(241,382)
(1)As if the Lemonaid Acquisition was consummated on April 1, 2020.
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

5.    Revenue
Disaggregation of Revenue
The following table presents revenue by category:

	Year Ended March 31,
	2024		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Point in Time (1)
PGS	$145,113	66%	$182,866	61%	$189,703	70%
Telehealth	26,486	12%	34,961	12%	15,299	6%
Consumer services	171,599	78%	217,827	73%	205,002	76%
Research services	3,997	2%	—	—%	—	—%
Total	$175,596	80%	$217,827	73%	$205,002	76%

Over Time (1)
PGS	$22,631	10%	$19,548	7%	$12,978	5%
Telehealth	8,081	4%	9,761	3%	3,908	1%
Consumer services	30,712	14%	29,309	10%	16,886	6%
Research services	13,330	6%	52,353	17%	50,005	18%
Total	$44,042	20%	$81,662	27%	$66,891	24%

Revenue by Category (1)
PGS	$167,744	76%	$202,414	68%	$202,681	75%
Telehealth	34,567	16%	44,722	15%	19,207	7%
Consumer services	202,311	92%	247,136	83%	221,888	82%
Research services	17,327	8%	52,353	17%	50,005	18%
Total	$219,638	100%	$299,489	100%	$271,893	100%
(1) There was no Therapeutics revenue for the fiscal years ended March 31, 2024, 2023 and 2022.
The following table summarizes revenue by region based on the shipping address of customers:

	Year Ended March 31,
	2024		2023		2022
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
United States	$180,153	82%	$217,242	73%	$192,438	71%
UK	24,280	11%	63,023	21%	58,477	22%
Canada	10,565	5%	13,581	4%	14,293	5%
Other regions	4,640	2%	5,643	2%	6,685	2%
Total	$219,638	100%	$299,489	100%	$271,893	100%

Breakage Revenue
The Company recognized breakage revenue from unreturned Kits of $22.1 million, $27.7 million and $21.9 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.
Contract Balances
Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations and are included in prepaid expenses and other current assets on the consolidated balance sheets. The amount of contract assets was immaterial as of March 31, 2024 and 2023.
Contract liabilities consist of deferred revenue. Revenue is deferred when the Company invoices in advance of fulfilling performance obligations under a contract. Deferred revenue primarily relates to Kits that have been shipped to consumers and non-consigned retail sites but not yet returned for processing by the consumer, as well as research services billed in advance of performance. Deferred revenue is recognized when the obligation to deliver results to the customer is satisfied and when research services are ultimately performed. Deferred revenue also consists of advance payments from members related to membership performance obligations and from customers related to extended health insight performance obligations that have not been satisfied as of the balance sheet date. Deferred revenue is recognized when the obligation to deliver membership services is satisfied.
As of March 31, 2024 and 2023, deferred revenue for consumer services was $52.3 million and $48.6 million, respectively. Of the $48.6 million and $51.3 million of deferred revenue for consumer services as of March 31, 2023 and 2022, respectively, the Company recognized $41.1 million and $46.6 million as revenue during the fiscal years ended March 31, 2024 and 2023, respectively.
As of March 31, 2024 and 2023, deferred revenue for research services was $22.5 million and $14.0 million, respectively, which included related party deferred revenue amounts of $21.0 million and $11.8 million, respectively. Of the $14.0 million and $11.6 million of deferred revenue for research services as of March 31, 2023 and 2022, respectively, the Company recognized $13.8 million and $9.7 million as revenue during the fiscal years ended March 31, 2024 and 2023, respectively, which included related party revenue amounts of $11.8 million and $9.2 million, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under ASC 606 to not disclose the value of unsatisfied performance obligations for PGS and telehealth as those contracts have an expected length of one year or less. As of March 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $27.5 million. The Company expects to recognize revenue on approximately 50% of this amount over the next 12 months and the remainder thereafter. Other than the fiscal 2022 change in percent complete adjustment noted in Note 2, “Summary of Significant Accounting Policies — Use of Estimates,” during the fiscal years ended March 31, 2024, 2023, and 2022, revenue recognized for performance obligations satisfied in prior periods was not material.
6.    Collaborations
GlaxoSmithKline Agreement and Subsequent Amendments
In July 2018, the Company and an affiliate of GSK entered into a four-year exclusive drug discovery and development collaboration agreement, amended in 2019 and 2021, respectively (collectively the “original GSK Agreement”) for collaboration on identification and development of therapeutic agents with a unilateral option for GSK to extend the term for an additional year. In January 2022, GSK elected to exercise the option to extend the exclusive target discovery term for an additional year to July 2023. In October 2022, the Company received a one-time payment of $50.0 million from GSK in consideration of the exercise of the option pursuant to the original GSK Agreement. The exclusive drug discovery period under the original GSK Agreement expired on July 23, 2023.
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
For the drug targets that had been identified for inclusion in the original collaboration, the Company and GSK continue to equally share in the costs of further research, development, and commercialization of identified targets under the original GSK Agreement, subject to certain rights of either party to opt-out of funding at certain predetermined development milestones. These cost-sharing charges for the program costs incurred subsequent to the identification of drug targets have been included in research and development expense on the consolidated statements of operations and comprehensive loss during the period incurred. The Company may also share in the net profits or losses of products that are commercialized pursuant to the collaboration or receive royalties on products which are successfully commercialized.
In October 2023, the Company entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in the Company’s database (the “New Data”), as well as access to certain Company research services with respect to such New Data in return for a $20.0 million data access fee, which the Company received during the fiscal year ended March 31, 2024. The license to the New Data will expire one year from the date GSK provides the Company with a notice that GSK is ready to use the New Data, unless the parties enter into a separate extension agreement. The notice is anticipated no later than September 30, 2024 and had not yet been received as of March 31, 2024. Pursuant to the 2023 GSK Amendment, the Company opted-out of cost-sharing and other research and development obligations with respect to three programs initiated by GSK and the Company under the original GSK Agreement. The Company will retain rights to receive low to mid-single digit royalties on net sales of products developed in these three programs.
The Company recognized research services revenue related to the original GSK Agreement of $11.8 million, $47.4 million and $46.1 million during the fiscal years ended March 31, 2024, 2023 and 2022, respectively. The Company did not recognize research services revenue related to the 2023 GSK Amendment during the fiscal years ended March 31, 2024, 2023 and 2022.
As of March 31, 2024, the Company had deferred revenue, related to the 2023 GSK Amendment of $20.0 million. As of March 31, 2023, the Company had deferred revenue, related to the original GSK Agreement of $11.8 million. Cost-sharing amounts incurred prior to the identification of targets included in cost of revenue were $0.3 million, $0.5 million and $0.3 million during the fiscal years ended March 31, 2024, 2023 and 2022, respectively. Cost-sharing amounts incurred subsequent to the identification of targets, included in research and development expenses, were $12.8 million, $10.7 million and $24.0 million during the fiscal years ended March 31, 2024, 2023 and 2022, respectively. As of March 31, 2024 and 2023, the Company had $10.6 million and $11.9 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within accounts payable and accrued expenses and other current liabilities on the consolidated balance sheets.
GSK’s affiliate, Glaxo Group Limited, is considered as a related party to the Company. See Note 20 “Related Party Transactions.”
7.    Segment Information
The Company currently operates in two reporting segments: (1) Consumer and Research Services, and (2) Therapeutics. The Consumer and Research Services segment consists of revenue and expenses from PGS and telehealth, as well as research services revenue and expenses from certain collaboration agreements (including the original GSK Agreement). The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. Substantially all of the Company’s revenues are derived from the Consumer and Research Services segment. See Note 5 “Revenue” for additional information. There are no inter-segment sales.
Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM (as defined below). These amounts are included in Unallocated Corporate in the reconciliations below. The chief operating decision-maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM evaluates the performance of each segment based on Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, and other items that are considered unusual or not representative of underlying trends of the Company’s business, including but not limited to: changes in fair value of warrant liabilities, litigation settlements, gains or losses on dispositions of subsidiaries, acquisition transaction-related costs, and cybersecurity incident expenses, net of probable insurance recoveries, if applicable for the periods presented.
Adjusted EBITDA is a key measure used by the Company’s management and Board of Directors to understand and evaluate the Company’s operating performance and trends, to prepare and approve the annual budget, and to develop short-term and long-term operating plans.
The Company’s revenue and Adjusted EBITDA by segment is as follows:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Segment Revenue: (1)
Consumer and Research Services	$219,638	$299,489	$271,893
Total revenue	$219,638	$299,489	$271,893
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(36,769)	$(17,997)	$(30,112)
Therapeutics Adjusted EBITDA	(91,025)	(88,503)	(76,944)
Unallocated Corporate (2)	(48,002)	(54,801)	(43,684)
Total Adjusted EBITDA	$(175,796)	$(161,301)	$(150,740)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(666,704)	$(311,656)	$(217,490)
Adjustments
Interest income, net	(14,331)	(9,676)	(277)
Other (income) expense, net	(506)	93	83
Change in fair value of warrant liabilities	—	—	(32,989)
Provision for (benefit from) income taxes	73	(2,772)	(3,480)
Depreciation and amortization	18,033	20,239	18,899
Amortization of acquired intangible assets	11,448	16,486	7,269
Impairment of acquired intangible assets	—	9,968	—
Stock-based compensation expense	120,209	116,017	57,933
Acquisition-related costs (3)	—	—	9,362
Litigation settlement, net (4)	98	—	9,950
Loss on disposition of Lemonaid Health Limited and transaction-related costs (5)	2,375	—	—
Goodwill impairment (6)	351,744	—	—
Cybersecurity incident expenses, net of probable insurance recoveries (7)	1,765	—	—
Total Adjusted EBITDA	$(175,796)	$(161,301)	$(150,740)
(1)All product and service revenue is associated with the Consumer and Research Services segment and there was no Therapeutics revenue for the fiscal years ended March 31, 2024, 2023 and 2022.
(2)Certain expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(3)For the fiscal year ended March 31, 2022, acquisition-related costs primarily consisted of advisory, legal and consulting fees.

(4)Litigation settlement, net is litigation cost net of probable insurance recoveries, which is not expected to occur on a recurring basis and not part of the Company's normal and continued business activity.
(5)Refer to Note 19, “Disposition of Subsidiary” for additional information.
(6)Refer to Note 10, “Balance Sheet Components — Goodwill” for additional information.
(7)Refer to Note 13, “Commitments and Contingencies — Cybersecurity Incident” for additional information.
Customers accounting for 10% or more of segment revenues were as follows:

	Year Ended March 31,
	2024		2023		2022
	(in thousands, except percentages)
Consumer and Research Services Segment Revenue:
Customer C (1) (2)	$48,325	22%	$65,721	22%	$53,875	20%
Customer B (3)	$11,753	5%	$47,448	16%	$46,064	17%
(1)Customer C is a reseller
(2)Customer C revenues are primarily in the United States.
(3)Customer B revenues are in the U.K.
Revenue from customers by service and by geographical region can be found in the revenue recognition disclosures in Note 5, “Revenue.” Substantially all of the Company’s property and equipment, net of depreciation and amortization, was located in the United States during the periods presented. The reporting segments do not present total assets as they are not reviewed by the CODM when evaluating their performance.
8.    Variable Interest Entities
Through the Lemonaid Acquisition in November 2021, the Company has service agreements with PMCs and Affiliated Pharmacies. In order for customers to obtain a prescription, customers must complete a consultation through the Company’s website or app with an appropriately licensed medical provider from one of the PMCs. A customer will receive an electronic prescription that will be sent to an Affiliated Pharmacy, or a pharmacy of the customer’s choice, only if the medical provider believes such medical treatment of the customer is safe and appropriate. On February 15, 2024, the Company acquired the active Affiliated Pharmacies. These Affiliated Pharmacies are 100% wholly owned by the Company and no longer treated as Variable Interest Entities. There was no impact to the Company’s consolidated financial statements as a result of these entities being acquired by the Company.
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
Based upon the provisions of these agreements, the Company determined that the PMCs and Affiliated Pharmacies are VIEs (the Affiliated Pharmacies were VIEs through February 15, 2024) due to the respective equity holders having nominal capital at risk, and the Company has a variable interest in each of the PMCs and Affiliated Pharmacies. The Company consolidated the PMCs and Affiliated Pharmacies under the VIE model since the Company has the power to direct activities that most significantly impact the VIEs’ economic performance and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIEs. Under the VIE model, the Company presents the results of operations and the financial position of the VIEs as part of the consolidated financial statements of the Company.
Furthermore, as a direct result of the financial support the Company provides to the VIEs (e.g., loans), the interests held by holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the VIEs. Therefore, all income and expenses recognized by the VIEs are allocated to the Company’s stockholders.
The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the VIEs after elimination of intercompany transactions were not material as of March 31, 2024 and 2023. Total revenue included on the consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $30.2 million and $40.2 million for the fiscal years ended March 31, 2024 and 2023, respectively. Net loss attributable to the VIEs included on the consolidated statements of operations and comprehensive loss was $10.8 million and $14.0 million for the fiscal years ended March 31, 2024 and 2023, respectively.
9.    Fair Value Measurements
Recurring Fair Value Measurements
The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date as of March 31, 2024 and 2023.
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2024 and 2023:

	March 31, 2024				March 31, 2023
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Money market funds	$211,000	$211,000	$—	$—	$372,000	$372,000	$—	$—
Total financial assets	$211,000	$211,000	$—	$—	$372,000	$372,000	$—	$—
Cash equivalents consist primarily of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value during the fiscal years ended March 31, 2024 and 2023.
Nonrecurring Fair Value Measurements
Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis and are classified in Level 3 of the fair value hierarchy. During the fiscal year ended March 31, 2024, the Company recorded $351.7 million of goodwill impairment charges, which resulted in full impairment of goodwill and no remaining balance. During the year ended March 31, 2023, the Company recorded a $10.0 million impairment charge to write down the value of an acquired intangible asset to its estimated fair value. See Note 10, “Balance Sheet Components — Goodwill” and “Balance Sheet Components — Intangible Assets, Net,” for additional information.
10.    Balance Sheet Components
Prepaid Expense and Other Current Assets

Prepaid expense and other current assets consisted of the following:

	March 31, 2024	March 31, 2023
	(in thousands)
Prepaid expenses	$9,296	$13,244
Other receivables	5,751	3,003
Other current assets	1,794	2,977
Prepaid expenses and other current assets	$16,841	$19,224
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2024	March 31, 2023
	(in thousands)
Computer equipment and software	$7,485	$10,376
Laboratory equipment and software	51,635	52,785
Furniture and office equipment	8,929	8,946
Leasehold improvements	41,180	40,964
Capitalized asset retirement obligations	853	853
Property and equipment, gross	110,082	113,924
Less: accumulated depreciation and amortization	(81,731)	(75,316)
Property and equipment, net	$28,351	$38,608
Depreciation and amortization expense was $11.0 million, $14.8 million and $16.1 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively. For the fiscal year ended March 31, 2024, the Company wrote off fully depreciated property and equipment, which is no longer in use, with a cost basis of $4.6 million. For the fiscal year ended March 31, 2023, write offs of fully depreciated property and equipment were immaterial. There were no impairments to property and equipment for the fiscal years ended March 31, 2024 and 2022. There was an immaterial impairment to property and equipment for the fiscal year ended March 31, 2023.
Operating Lease Right-Of-Use Assets, Net
Operating lease right-of-use assets, net consisted of the following:

	March 31, 2024	March 31, 2023
	(in thousands)
Operating lease right-of-use assets	85,166	85,408
Less: accumulated amortization	(36,272)	(29,330)
Operating lease right-of-use assets, net	48,894	56,078

Internal-Use Software, Net
Internal-use software, net consisted of the following:

	March 31, 2024	March 31, 2023
	(in thousands)
Capitalized internal-use software	$35,918	$25,180
Less: accumulated amortization	(15,402)	(9,519)
Internal-use software, net	$20,516	$15,661
During the fiscal years ended March 31, 2024, 2023, and 2022, the Company capitalized $12.1 million, $10.8 million, and $5.7 million respectively, in internal-use software, including $3.6 million, $3.2 million, and $1.2 million, respectively, of stock-based compensation expense. For the fiscal years ended March 31, 2024, 2023 and 2022, amortization and impairment of internal-use software was $6.3 million, $4.8 million and $2.9 million, respectively.
In addition, during the fiscal year ended March 31, 2024, the Company wrote-off $1.1 million of internal-use software related to the disposition of Lemonaid Health Limited; refer to Note 19, “Disposition of Subsidiary” for additional information. During the fiscal years ended March 31, 2024, 2023, and 2022, the Company recorded immaterial impairment charges related to internal-use software that will not be utilized in the future.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	March 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.0	$14,900	$(14,900)	$—
Partnerships	7.6	9,000	(2,175)	6,825
Trademark	2.6	11,000	(5,317)	5,683
Developed technology	4.6	24,100	(8,320)	15,780
Non-compete agreements	2.6	2,800	(1,353)	1,447
Patents	4.5	5,500	(1,980)	3,520
Total intangible assets		$67,300	$(34,045)	$33,255

	March 31, 2023
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Cumulative Impairment Charge	Cumulative Currency Translation	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.6	$14,900	$(10,554)	$—	$—	$4,346
Partnerships	8.6	23,200	(4,385)	(9,968)	(1,122)	7,725
Trademark	3.6	11,000	(3,117)	—	—	7,883
Developed technology	5.6	24,100	(4,877)	—	—	19,223
Non-compete agreements	3.6	2,800	(793)	—	—	2,007
Patents	5.5	5,500	(1,164)	—	—	4,336
Total intangible assets		$81,500	$(24,890)	$(9,968)	$(1,122)	$45,520
Amortization expense for intangible assets was $12.3 million, $17.3 million and $7.6 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.
During the third quarter of the fiscal year ended March 31, 2023, due to decreased revenue associated with a delayed product launch and margin forecasts for the U.K. partnership business, the Company performed an interim quantitative impairment test for the U.K. partnership asset group as of December 31, 2022. The fair value of the asset group was calculated using a discounted cash flow and was determined to be lower than its carrying value. As a result, the Company recorded a $10.0 million impairment charge to write down the value of the partnership intangible asset to its estimated fair value. The charge was recorded within sales and marketing expenses in its Consumer and Research Services segment in the consolidated statements of operations and comprehensive loss. There was no impairment to intangible assets during the years ended March 31, 2024 and March 31, 2022.
Estimated future amortization expense of the identified intangible assets as of March 31, 2024 was as follows:

Estimated Amortization
(in thousands)
Fiscal years ending March 31,
2025	$7,919
2026	7,919
2027	6,769
2028	5,006
2029	3,176
Thereafter	2,466
Total estimated future amortization expense	$33,255
Goodwill

The following table presents the changes in the carrying amount of goodwill for the Consumer and Research Services reporting unit:

Carrying Amount
(in thousands)
As of March 31, 2023	$351,744
Less: Impairment	(351,744)
As of March 31, 2024	$—
In connection with its annual goodwill impairment assessment as of January 1, 2024, the Company identified a sustained decline in market capitalization, based on the Company’s publicly quoted share price, lower than expected financial performance and macroeconomic conditions that existed as of December 31, 2023. The Company performed an impairment assessment of goodwill acquired as part of the Lemonaid Health acquisition. The valuation of goodwill is a Level 3 non-recurring fair value measurement determined by utilizing the income approach (discounted cash flow method) corroborated by the market approach (guideline public company method). The Company recognized a non-cash, pre-tax goodwill impairment charge of $198.8 million as of December 31, 2023.
Subsequent to the annual impairment testing, in connection with the preparation of the financial statements for the year ended March 31, 2024, the Company identified a further sustained decline in market capitalization, based on our publicly quoted share price, requiring an interim impairment test of goodwill as of March 31, 2024. The Company performed an interim step one quantitative test for its Consumer and Research Services segment and determined that the estimated fair value of the reporting unit was less than its carrying value. The Company utilized the market approach to perform its goodwill impairment test as of March 31, 2024. Based on the result of interim goodwill impairment test as of March 31, 2024, the Company recorded an additional non-cash, pre-tax goodwill impairment charge of $152.9 million to write off the remaining balance of the Consumer and Research Services reporting unit’s goodwill, resulting in a total goodwill impairment charge of $351.7 million for the year ended March 31, 2024. As of March 31, 2024, the Company’s goodwill was fully impaired and no balance remained.
For the year ended March 31, 2024, the goodwill impairment charges were included in the consolidated statements of operations and comprehensive loss in the Consumer and Research Services segment. There were no impairment charges to goodwill for the fiscal years ended March 31, 2023 and 2022.
Accrued Expense and Other Current Liabilities
Accrued expense and other current liabilities consisted of the following:

	March 31, 2024	March 31, 2023
	(in thousands)
Accrued payables	$12,957	$17,030
Accrued compensation and benefits	4,266	5,898
Accrued vacation	7,221	8,839
Accrued bonus	7,420	21,600
Accrued clinical expenses	9,291	11,707
Accrued taxes and other	1,108	1,356
Total accrued expenses and other current liabilities	$42,263	$66,430
11.    Restructuring
In June 2023, the Company approved a reduction in force intended to restructure and strategically align its workforce with the Company’s strategy and to reduce the Company’s operating costs, primarily in the Consumer and Research Services segment. Subsequently in August 2023, the Company approved another reduction in force primarily intended to restructure and strategically align the Therapeutics workforce. As a result, during the fiscal year ended March 31, 2024, the Company recorded restructuring charges of $8.4 million, within restructuring and other charges in the consolidated statements of operations, of which $6.7 million, was related to cash severance payments and benefits continuation.
The following table shows the total amount incurred and accrued related to one-time employee termination benefits:

One-Time Employee Termination Benefits
(in thousands)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2023	$—
Restructuring charges incurred during the period	8,368
Amounts paid during the period	(8,346)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2024	$22
The Company does not expect to incur any further material expenses in connection with the reduction in force events that occurred in June and August 2023.
12.    Leases
The Company has entered into operating leases for its corporate offices, lab facilities and storage spaces, with remaining contractual periods ranging from 1.8 years to 7.3 years. For the Company’s facility in Sunnyvale, California, there is an option to extend the lease for a period of seven years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in its ROU assets and lease liabilities as of March 31, 2024. The Company did not have any finance leases as of March 31, 2024 and 2023.
The components of lease costs and other information related to leases were as follows:

	Year Ended March 31,
	2024	2023	2022
	(in thousands, except years and percentages)
Operating lease cost	$13,487	$13,650	$13,640
Variable lease cost	4,403	5,422	6,425
Total lease cost	$17,890	$19,072	$20,065

Cash paid for amounts included in the measurement of operating lease liabilities, net	$(15,011)	$(14,941)	$(13,490)
ROU assets obtained in exchange for new operating lease obligations	$—	$7,930	$—

Weighted average remaining lease term (years)	6.6	7.5	8.4
Weighted average discount rate	8%	8%	7%

As of March 31, 2024, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were as follows:

As of March 31, 2024
(in thousands)
Years ending March 31,
2025	$14,225
2026	15,946
2027	15,472
2028	11,666
2029	12,016
Thereafter	29,414
Total future operating lease payments	98,739
Less: imputed interest	(22,224)
Total operating lease liabilities	$76,515
13.    Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into agreements containing non-cancelable purchase commitments for goods or services with various parties, which include agreements to purchase goods or services that are enforceable and legally binding to the Company. Recognition of purchase obligations occurs when products or services are delivered to the Company, generally within accounts payable, or accrued and other current liabilities. As of March 31, 2024, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer that have not been recognized on its balance sheet as follows:

As of March 31, 2024
(in thousands)
Fiscal years ending March 31,
2025	$11,740
2026	3,458
2027	1,900
Total	$17,098
The amounts purchased under agreements with non-cancelable purchase obligations with a term of 12 months or longer were $26.2 million, $29.9 million and $34.7 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.
Legal Matters
Cybersecurity Incident
On October 10, 2023, the Company reported that certain information was accessed from individual 23andMe.com accounts without the account users’ authorization (the “incident”).
The Company incurred $4.6 million in expenses related to the incident, offset by $2.8 million of probable insurance recoveries, during the fiscal year ended March 31, 2024, primarily consisting of technology consulting services, legal fees, and expenses of other third-party advisors. While the Company believes the investigation into this incident is complete, the Company may become aware of new or different information or information that differs from that contained in these financial statements.

As a result of the incident, multiple class action claims have been filed against the Company in federal and state courts in California, as well as in other U.S. and international jurisdictions, and the Company has received demand letters from attorneys purporting to represent customers seeking arbitration claims. The Company is also responding to inquiries from various governmental officials and agencies. Although the federal class action claims have been consolidated, as of the filing date of these financial statements, a lead plaintiffs’ counsel has not yet been appointed and the initial status conference for the consolidated case is scheduled for June 3, 2024.

The Company believes that a loss contingency related to this incident is reasonably possible and estimates that the low-end of the range of possible loss, net of probable insurance recoveries would be immaterial as of March 31, 2024. Given the litigation is at an early stage, the Company cannot reliably estimate the upper end of the range of possible loss that may be incurred, which may be material. The Company will continue to evaluate information as it becomes known, and it is possible that future results of operations or cash flows for any particular interim or annual period could be materially affected by unfavorable resolutions of this matter.
Indemnification
The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, collaborators, landlords, vendors, and contractors. Pursuant to these arrangements, the Company agrees to indemnify, defend, and hold harmless the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the fair value of these provisions is not material. The Company maintains insurance, including commercial general liability insurance and product liability insurance, to offset certain potential liabilities under these indemnification provisions. In addition, the Company indemnifies its officers, directors, and certain key employees against claims made with respect to matters that arise while they are serving in their respective capacities as such, subject to certain limitations set forth under applicable law, the Company’s Bylaws, and applicable indemnification agreements. As of March 31, 2024, the Company was not aware of any known events or circumstances that have resulted in a material claim related to these indemnification obligations.
14.    Stockholders' Equity
Redeemable Convertible Preferred Stock
Immediately prior to the effective time of the Merger, all series of the redeemable convertible preferred stock of 23andMe, Inc. were converted into shares of Class B common stock of 23andMe, Inc. on a one-for-one basis and then converted to the Company’s Class B common stock at an exchange ratio of 2.293698169, and the aggregate share amount of 209,181,855 was presented as having been converted as of March 31, 2021. As of March 31, 2024, 2023, and 2022 no shares of redeemable convertible preferred stock were outstanding.
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
On June 16, 2021, in connection with the Merger, the Company amended and restated its certificate of incorporation to authorize 1,490,000,000 authorized shares of common stock with a par value of $0.0001 per share, of which 1,140,000,000 shares are designated Class A common stock and 350,000,000 shares are designated Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to ten votes per share. Each share of Class B common stock is convertible into one share of Class A common stock any time at the option of the holder and is automatically converted into one share of Class A common stock upon transfer (except for certain permitted transfers). Once converted into Class A common stock, the Class B common stock will not be reissued.

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
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading-day period ending three business days before the Company sends the notice of redemption to the warrant holders (which is referred to as the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations, and the like).
Redemption of Warrants When the Price per Class A Common Stock Equals or Exceeds $10.00
Once the Warrants became exercisable, the Company had the right to redeem the outstanding warrants:
•in whole and not in part;
•at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption, provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” of Class A common stock;
•if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted per share sub-divisions, share dividends, reorganizations, reclassifications, recapitalizations, and the like); and
•if the Reference Value is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations, and the like) the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.
The numbers of shares of Class A common stock that a warrant holder had the right to receive upon exercise in connection with a redemption by the Company pursuant to this redemption feature was based on the “redemption fair market value” of the Class A common stock on the corresponding redemption date (assuming holders elect to exercise their Warrants on a cashless basis prior to redemption), determined based on the volume-weighted average price for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of Warrants, and the number of months that the corresponding redemption date precedes the expiration date of the Warrants, each as set forth in such fee table. The Company provided its warrant holders with the redemption fair market value no later than one business day after the 10-trading-day period described above ended.
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
Warrant Redemption
On November 22, 2021, the Company issued a redemption notice to warrant holders announcing that all Public Warrants and Private Placement Warrants outstanding on December 22, 2021 (the “Redemption Date”) would be redeemed for $0.10 per Warrant, if not earlier exercised on a cash or cashless basis (the “Redemption”). After November 22, 2021 and prior to the Redemption Date, warrant holders were entitled to exercise the Warrants (i) in cash, at an exercise price of $11.50 per share of Class A common stock, or (ii) on a cashless basis in which the exercising holder was entitled to receive 0.2516 shares of Class A common stock per Warrant. Any Warrants not exercised by the Redemption Date were automatically redeemed by the Company at a price of $0.10 per Warrant.
In connection with the Redemption, 23,901,466 Warrants were exercised, representing approximately 95% of the outstanding Warrants, and 6,016,327 shares of Class A common stock were issued upon exercise of such Warrants. Total cash proceeds generated from exercises of the Warrants were immaterial, and the Company made an immaterial redemption payment to the holders of the 1,164,142 redeemed Warrants. Following the Redemption Date, the Public Warrants stopped trading on Nasdaq and were delisted. No Warrants were outstanding as of March 31, 2024 and 2023.
The change in fair value of warrant liabilities totaling $33.0 million was recorded through the date of exercise or redemption within the consolidated statements of operations and comprehensive loss in fiscal year ended March 31, 2022. Additionally, the fair value of the warrant liability of $42.4 million was reclassified to additional paid-in capital following the Redemption.
Acquisition
As part of the Lemonaid Acquisition, the Company issued 26,825,241 shares of Class A common stock and an additional 3,747,027 shares of Class A common stock that are subject to vesting. The shares subject to vesting are considered stock-based compensation as outlined in Note 15, “Equity Incentive Plans and Stock-Based Compensation.”

Reserve for Issuance
The Company has the following shares of Class A common stock reserved for future issuance, on an as-if-converted basis:

	March 31, 2024	March 31, 2023
Outstanding stock options	70,739,770	68,050,752
Outstanding restricted stock units	44,056,670	26,562,566
Remaining shares available for future issuance under Amended and Restated 2021 Incentive Equity Plan	111,276,882	55,922,182
Remaining shares available for future issuance under Employee Stock Purchase Plan	12,845,267	13,349,302
Total shares of common stock reserved	238,918,589	163,884,802
Preferred Stock
Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. The Company’s Board of Directors has the authority to issue shares of the preferred stock in one or more series and to determine the preferences, privileges, and restrictions, including voting rights, of those shares. As of March 31, 2024 and 2023, no shares of preferred stock were issued and outstanding.
At-the-Market (“ATM”) Offering
On February 6, 2023, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company may sell shares of its Class A common stock for an aggregate up to $150 million under at-the-market offering program (the “ATM program”). The Company will pay Cowen a commission of 3.0% of the gross proceeds for the Class A common stock sold through the ATM program. As of March 31, 2024, the Company has not made any sales under the ATM program.
15.    Equity Incentive Plans and Stock-Based Compensation
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
Under the A&R Plan, options, including non-statutory options and Incentive Stock Options (“ISO”), and RSUs may be granted to employees, non-employee directors and consultants. Options have a contractual life of up to ten years. The exercise price of a stock option shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. For ISO as defined in the Internal Revenue Code of 1986, as amended (the “Code”), the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant as determined by the Board of Directors. The Company’s options generally vest over three to four years. Under the A&R Plan, stock option awards entitle the holder to receive one share of Class A common stock for every option exercised. In connection with the Merger, all of the 23andMe, Inc. option holders received an equivalent award at an exchange ratio of 2.293698169 that vest in accordance with the original terms of the award. The Company determined this to be a Type I modification but did not record any incremental stock-based compensation expense since the fair value of the modified awards immediately after the modification was not greater than the fair value of the original awards immediately before the modification.
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
The Company issues new shares of common stock upon exercise of stock options and the vesting of RSUs.
In February 2022, the Compensation Committee of the Company’s Board of Directors adopted a RSU conversion and deferral program for non-employee directors. The purpose of the program is to provide non-employee directors with the option to convert all or a portion of their cash compensation into a RSU award under the A&R Plan and the opportunity to defer settlement of all or a portion of their RSU awards. As of March 31, 2024, four non-employee directors have elected to convert all of their cash compensation into RSU awards, and two non-employee directors have elected to defer settlement of their RSU awards under the program.
On June 9, 2022, the Compensation Committee of the Company’s Board of Directors adopted the 2022 AIP, pursuant to which, beginning in fiscal 2023, which began on April 1, 2022, employees and certain service providers of 23andMe, Inc. and its affiliates were eligible to receive annual incentive bonuses in the form of cash or RSUs issued by the Company under the A&R Plan, based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics. During the fiscal year ended March 31, 2024, the fiscal 2023 annual incentive bonuses were paid in the form of RSUs based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics and as determined by the Compensation Committee of the Company’s Board of Directors. The number of RSUs granted was determined by dividing the dollar amount of the 2022 AIP annual incentive bonuses for fiscal 2023 by the trailing average closing price of the Company’s Class A common stock for the 20 trading days preceding the date of payment, resulting in the grant of 9,019,049 shares underlying fully-vested RSUs during the fiscal year ended March 31, 2024.
The Company accounts for the RSUs issued under the 2022 AIP (the “2022 AIP RSUs”) as liability awards, and adjusts the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. The Company recorded stock-based compensation expense of $5.8 million and $18.9 million, related to the 2022 AIP RSUs for the fiscal years ended March 31, 2024 and 2023. As of March 31, 2024 and 2023, the liability of the 2022 AIP RSUs was $6.5 million and $18.9 million, which was included in other current liabilities on the consolidated balance sheet.

Stock Option Activity
Stock option activity and activity regarding shares available for grant under the 2021 Plan are as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, years, and per share data)
Balance as of March 31, 2023	68,050,752	$4.20	6.0	$10,621
Granted	13,097,016	$1.25
Exercised	(2,082,713)	$0.44
Canceled/forfeited/expired	(8,325,285)	$4.94
Balance as of March 31, 2024	70,739,770	$3.68	5.1	$306
Vested and exercisable as of March 31, 2024	52,562,963	$4.12	4.0	$306
The weighted average grant date fair value per share of options granted for the fiscal years ended March 31, 2024, 2023 and 2022 was $0.87, $2.42 and $4.44, respectively. The total intrinsic value of vested options exercised for the fiscal years ended March 31, 2024 and 2023 and 2022 was $1.4 million and $4.6 million and $25.6 million, respectively. As of March 31, 2024, unrecognized stock-based compensation cost related to unvested stock options was $28.1 million, which is expected to be recognized over a weighted-average period of 2.2 years. Due to a valuation allowance on deferred tax assets, the Company did not recognize any tax benefit from stock option exercises for the fiscal years ended March 31, 2024, 2023 and 2022.
The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.
The weighted average Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Year Ended March 31,
	2024		2023		2022
	Min	Max	Min	Max	Min	Max
Expected term (years)	5.8	6.0	6.0	6.8	3.3	6.1
Expected volatility range	78%	79%	76%	81%	72%	75%
Expected weighted-average volatility	79%		79%		74%
Risk-free interest rate	3.6%	4.4%	2.8%	4.2%	1.0%	2.5%
Expected dividend yield	—	—	—	—	—	—
Restricted Stock Units
The following table summarizes the RSU activity under the equity incentive plans and related information:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2023	26,562,566	$4.73
Granted	50,324,367	$1.67
Vested	(21,703,098)	$3.14
Canceled/forfeited	(11,127,165)	$3.66
Balance as of March 31, 2024	44,056,670	$2.29

As of March 31, 2024, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $90.9 million, which is expected to be recognized over a weighted-average period of 2.3 years.
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

During the fiscal year ended March 31, 2024, the employment of two of the Former Lemonaid Officers terminated, which resulted in $25.1 million of stock-based compensation expense related to these awards to be recognized within general and administrative expenses.

The Company recognized total stock-based compensation expense related to these awards of $28.4 million,$11.0 million, and $4.5 million for the fiscal years ended March 31, 2024, 2023, and 2022, respectively, within general and administrative expenses. As of March 31, 2024, there was no remaining unamortized stock-based compensation expense associated with these awards.
Employee Stock Purchase Plan
On June 10, 2021, the shareholders of VGAC approved the Company’s ESPP. A total of 11,420,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. Pursuant to the terms of the ESPP, the number of shares of the Company’s Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023, by the lesser of (i) an amount equal to one percent (1.0%) of the total number of shares of Class A and Class B common stock outstanding as of the last day of the immediately preceding December 31st, (ii) 5,000,000 shares, or (iii) a lesser number of shares as determined by the Board of Directors in its discretion. During the fiscal years ended March 31, 2024 and 2023, respectively, 5,329,571 and 2,642,313 shares of the Company’s Class A common stock were issued under the ESPP, at an average exercise price of $0.61 and $2.45, respectively. No shares were issued under the ESPP during the fiscal year ended March 31, 2022.
The Company’s ESPP permits U.S. employees, including executive officers, employed by the Company, except for those holding five percent or more of the total combined voting power or value of all classes of the Company’s stock, may participate in the ESPP and may contribute, normally through payroll deductions, up to 15% of their earnings (as defined in the ESPP) for the purchase of the Company’s Class A common stock during pre-specified offering periods under the ESPP. Class A common stock will be purchased for the accounts of employees participating in the ESPP at a price per share that is at least the lesser of (i) 85% of the fair market value of a share of the Company’s Class A common stock on the first date of an offering, or (ii) 85% of the fair market value of a share of the Company’s Class A common stock on the date of purchase. No employee may purchase shares under the ESPP at a rate in excess of $25,000 worth of the Company’s Class A common stock based on the fair market value per share of the Company’s Class A common stock at the beginning of an offering for each calendar year such purchase right is outstanding. The ability to purchase shares of the Company’s common stock for a discount represents an option and, therefore, the ESPP is considered a compensatory plan. Accordingly, stock-based compensation expense is determined based on the option’s grant-date fair value as estimated by applying the Black Scholes option-pricing model and is recognized over the requisite service period, which is the withholding period.
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
The weighted average grant date fair value of ESPP award per share for the fiscal years ended March 31, 2024, 2023, and 2022 was $0.44, $1.35 and $1.84, respectively, using the following assumptions:

	Year Ended March 31,
	2024		2023		2022
	Min	Max	Min	Max	Min	Max
Expected term (years)	0.5	1.0	0.5	1.0	0.5	1.0
Expected volatility range	67%	99%	78%	109%	77%	86%
Expected weighted-average volatility	70%		96%		82%
Risk-free interest rate	4.9%	5.5%	3.3%	5.2%	0.6%	0.9%
Expected dividend yield	—	—	—	—	—	—
Stock-Based Compensation
Total stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, was included in costs and expenses as follows:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Cost of revenue (1)	$6,234	$10,874	$4,029
Research and development	37,765	48,837	26,540
Sales and marketing	6,567	8,635	5,122
General and administrative (2)	68,020	47,671	22,242
Restructuring and other charges	1,623	—	—
Total stock-based compensation expense	$120,209	$116,017	$57,933
(1)     Primarily relates to cost of service revenue. Stock-based compensation expense related to cost of product was immaterial for the fiscal years ended March 31, 2024, 2023, and 2022.
(2)     Includes $32.8 million of stock-based compensation charges related to the termination of two Former Lemonaid Officers during the fiscal year ended March 31, 2024.
16.    Net Loss Per Share Attributable to Common Stockholders
The Company has two classes of common stock and, as such, applies the two class method of computing earnings per share. As the rights are identical, including liquidation and dividend rights, except the Company’s Class B common stock has additional voting rights and is convertible at any time at the option of the holder into Class A common stock, and is automatically converted into Class A common stock upon transfer (except for certain permitted transfers), the net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A and Class B common stock under the two-class method.
No dividends were declared or paid for the fiscal years ended March 31, 2024, 2023 and 2022.
The Company’s stock options, RSUs, restricted stock awards subject to vesting, estimated RSUs to be issued under the 2022 AIP and estimated shares to be issued under the ESPP are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Net loss attributable to common stockholders was equivalent to net loss for all periods presented.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Year Ended March 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(431,876)	$(234,828)	$(185,112)	$(126,544)	$(68,620)	$(148,870)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	308,330,435	167,651,830	268,177,185	183,327,192	114,064,921	247,463,198
Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders, basic and diluted	$(1.40)	$(1.40)	$(0.69)	$(0.69)	$(0.60)	$(0.60)
The potential shares of Class A common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive were as follows:

	Year Ended March 31,
	2024	2023	2022
Outstanding stock options	70,739,770	68,050,752	73,609,565
Unvested restricted stock units	44,056,670	26,562,566	10,676,378
Shares subject to vesting	—	2,576,082	3,512,839
2022 AIP RSUs	13,116,407	8,460,836	—
ESPP	2,561,500	2,937,194	2,239,756
Total	130,474,347	108,587,430	90,038,538
17.    Retirement Benefit Plans
The Company has established a 401(k) retirement plan that allows participating employees in the U.S. to contribute as defined by the plan and is subject to limitations under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Company matches the greater of 100% of the first 2% or 100% of the first $2,300 (subject to annual compensation and contribution limits) of employee contributions. The Company recognized matching contributions cost of $2.7 million, $2.6 million and $1.7 million for the fiscal years ended March 31, 2024, 2023 and 2022, respectively.
18.    Income Taxes
The components of the Company’s loss before income taxes are summarized as follows:

	Year Ended March 31,
	2024	2023	2022
	(in thousands)
Domestic	$(663,740)	$(292,730)	$(221,212)
Foreign	(2,891)	(21,698)	242
Loss before income taxes	$(666,631)	$(314,428)	$(220,970)
There has historically been no federal provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. In the fiscal year ended March 31, 2024 the Company had an immaterial income tax provision. During the fiscal year ended March 31, 2023, the Company recognized a deferred foreign income tax benefit of $2.8 million related to the reversal of a deferred tax liability related to U.K. intangibles acquired in the Lemonaid Acquisition. During the fiscal year ended March 31, 2022, the Company recognized a deferred income tax benefit of $3.5 million related to the partial release of the valuation allowance for deferred tax assets due to the recognition of deferred tax liabilities in connection with the Lemonaid Acquisition.

A reconciliation of income tax (benefit) computed at the statutory federal tax rate to the effective income tax rate is summarized as follows:

	Year Ended March 31,
	2024	2023	2022
Statutory federal tax expense rate	21%	21%	21%
Non-deductible stock-based compensation	(3%)	(4%)	(3%)
Fair Market Value adjustment on Warrants	—%	—	3%
Change in valuation allowance related to acquisition	—%	—	2%
Goodwill impairment	(11%)	—%	—%
Change in valuation allowance	(6%)	(16%)	(20%)
Other	(1%)	—	(2%)
Effective tax rate	—%	1%	2%
Deferred income taxes result from differences in the recognition of revenue and expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. The components of the Company's deferred tax assets and liabilities as of March 31, 2024 and 2023 were as follows:

	March 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$280,549	$262,295
Capitalized research and development expenses	48,027	33,709
Accruals and reserves	4,237	3,865
Stock-based compensation	13,397	18,065
Deferred revenue	17,570	11,498
Operating lease liabilities	17,966	21,474
Property and equipment	1,192	—
Capital loss carryover	5,109	—
Other	303	332
Gross deferred tax assets	388,350	351,238
Valuation allowance	(364,871)	(322,104)
Total deferred tax assets	23,479	29,134
Deferred tax liabilities:
Prepaid expenses	(783)	(892)
Intangibles	(11,215)	(13,689)
Operating lease right-of-use assets	(11,481)	(14,117)
Property and equipment	—	(436)
Gross deferred tax liabilities	(23,479)	(29,134)
Net deferred taxes	$—	$—
The Company maintains a full valuation allowance on the remaining net deferred tax assets of the U.S. entity as it is more likely than not that the Company will not realize the deferred tax assets. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.
As of March 31, 2024, the Company had $1.1 billion of federal and $693.7 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2026 for federal and state tax purposes. Included in the $1.1 billion carryover losses is $779.7 million of net operating losses with an indefinite life. The Company does not have any federal and state research and development tax credit carryforwards. As of March 31, 2024, the Company has $21.8 million capital loss carryforward that will begin to expire in 2029. The change in the valuation allowance in the current year was an increase of $42.8 million primarily related to the increase of current year losses.
The Tax Reform Act of 1986 and similar California legislation impose substantial limitations on the utilization of net operating loss and tax credit carryforwards, if there is a change in ownership as provided by Section 382 of the Internal Revenue Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization. We completed a Section 382 study through March 31, 2023 which did not identify any ownership changes which would limit our ability to utilize net operating losses or tax attributes prior to expiration. Further ownership changes subsequent to March 31, 2023 may be identified which could result in limitations to the amount of net operating losses and tax attributes which may be utilized prior to expiration.
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
The Company had no unrecognized tax benefits for the fiscal years ended March 31, 2024, 2023 and 2022.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the fiscal years ended March 31, 2024, 2023 and 2022, the Company recognized no interest and penalties associated with the unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. If recognized, there would be no impact on the Company’s effective tax rate due to its valuation allowance.
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
In 2021, the Organization for Economic Cooperation and Development developed guidance on Base Erosion and Profit Sharing Pillar Two Model Rules (“Pillar Two”), which addresses corporate tax planning strategies used by some large multinational corporations to shift profits from higher-tax jurisdictions to lower-tax jurisdictions or zero-tax locations. This guidance imposes a 15% minimum tax on the earnings of large multinational corporations. The Company does not currently operate in any jurisdictions in which Pillar Two is expected to be effective in 2024. The Company does not expect these rules to have a significant impact on its effective tax rate or its consolidated financial statements.
19.    Disposition of Subsidiary
On August 1, 2023, the Company completed the sale of Lemonaid Health Limited, its wholly-owned, indirect U.K. subsidiary. Lemonaid Health Limited was not a significant subsidiary, and the disposition of Lemonaid Health Limited did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for Lemonaid Health Limited were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements.” During the fiscal year ended March 31, 2024, the Company recorded $2.4 million of loss on the disposition of Lemonaid Health Limited and transaction-related costs within general and administrative expenses. The Company does not expect to incur any further material expenses in connection with the disposition.
20.    Related Party Transactions
As described in Note 6, “Collaborations,” in July 2018, the Company and GSK entered into the original GSK Agreement, and there were transactions with GSK during the fiscal years ended March 31, 2024, 2023 and 2022. At the time the original GSK Agreement was entered into, GSK also purchased 17,291,066 shares of Series F-1 redeemable convertible preferred stock of 23andMe, Inc. These shares were converted into a like number of shares of 23andMe, Inc. Class B common stock immediately prior to the Merger and were exchanged pursuant to the Share Conversion Ratio into shares of the Company’s Class B common stock in the Business Combination. GSK had a 19.9% and 20.1% voting interest in the Company as of March 31, 2024 and 2023, respectively.
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
In January 2024, the Company entered into a research services agreement (the “TWF Agreement”) and related statement of work (the “initial SOW”) with the Troper Wojcicki Foundation (“TWF”) with the goal of expanding scientific knowledge in the field of lung cancer using the Company’s phenotype and genotype data to build large scale research cohorts. Susan Wojcicki is a director and officer of TWF, and a sibling of the Company's CEO, Anne Wojcicki, and therefore the Company determined that TWF is a related party. The TWF Agreement has a term of five years through December 21, 2028. The fees under the initial SOW are $5.4 million, payable in installments over the term of the TWF Agreement, with certain payments being subject to specified milestones being achieved. During the fiscal year ended March 31, 2024, the Company recognized revenue of $0.3 million from TWF. As of March 31, 2024, the Company had deferred revenue of $1.0 million associated with this arrangement.
21.    Subsequent Events
Special Committee
On April 17, 2024, Anne Wojcicki, Chief Executive Officer, Co-Founder, and Chair of the Board of Directors of 23andMe amended her Schedule 13D filing with the Securities and Exchange Commission to disclose that she is considering making a proposal to acquire all of the outstanding shares of 23andMe that she does not currently own. As of the date of such amendment, Ms. Wojcicki owned shares constituting more than 20% of the total outstanding shares, entitling her to approximately 49% of the voting power of the total outstanding shares of 23andMe. Ms. Wojcicki also indicated in her Schedule 13D filing that she wishes to maintain control of 23andMe and, therefore, will not be willing to support any alternative transaction.
On April 18, 2024, the Company announced that the Board had formed a special committee composed of independent members of the Board (the “Special Committee”) on March 28, 2024. The role of the Special Committee is to review strategic alternatives that may be available to 23andMe to maximize shareholder value. The special committee will carefully review Ms. Wojcicki’s proposal when and if it is made available and evaluate it in light of other available strategic alternatives, including continuing to operate as a publicly traded company. The Special Committee is committed to acting in the best interests of 23andMe and its shareholders.
Purchase Obligations
In May 2024, the Company entered into a non-cancellable, long-term contract extension with a vendor to purchase PGS Kits with additional estimated future minimum payments of $11.3 million through December 2026.
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

As of March 31, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date and that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as published in 2013. Based on that assessment, management concluded that, as of March 31, 2024, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of March 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its audit report, which is included under Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no material change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Information required by Items 10, 11, 12, 13, and 14 of Part III is omitted from this Form 10-K and will be filed in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) or by an amendment to this Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10.    Directors, Executive Officers and Corporate Governance
To the extent applicable, the information called for by this Item 10 will be set forth in the 2024 Proxy Statement under the following captions and is incorporated herein by reference: “Proposal 1 – Election of Directors,” “Executive Officers,” and “Corporate Governance.”
Item 11.    Executive Compensation
We have adopted a written compensation recovery policy in accordance with applicable Nasdaq rules, a copy of which is filed as Exhibit 97 – 23andMe Holding Co. Compensation Recoupment Policy to this Annual Report on Form 10-K. The policy provides that the Company will seek to recover any incentive-based compensation erroneously awarded to any current or former executive officer due to the material noncompliance with any financial reporting requirement under the securities laws during the three completed fiscal years immediately preceding the date the Company determines that an accounting restatement is required.
To the extent applicable, the information required by this Item 11 will be set forth in the 2024 Proxy Statement under the following captions and is incorporated herein by reference: “Director Compensation,” “Compensation Discussion and Analysis” and the related tabular disclosure, “Compensation Committee Report,” “Compensation Risk Assessment,” “Policies Prohibiting Hedging, Pledging, and Speculative or Short-Term Trading,” and “Compensation Committee Interlocks and Insider Participation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
To the extent applicable, the information required by this Item 12 will be set forth in the 2024 Proxy Statement under the following captions and is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence
To the extent applicable, the information required by this Item 13 will be set forth in the 2024 Proxy Statement under the following captions and is incorporated herein by reference: “Corporate Governance – Related Person Transactions” and “Corporate Governance –Board Independence.”
Item 14.    Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Santa Clara, California (Auditor ID: 185).
To the extent applicable, the information required by this Item 14 will be set forth in the 2024 Proxy Statement under the following caption and is incorporated herein by reference: “Audit Fees and Services.”

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

10.10+
Offer Letter, dated as of February 20, 2020, by and between 23andMe, Inc. and William Richards (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2023).

10.11
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

10.14
Amendment No. 3 to Consulting Agreement, dated as of March 24, 2022, by and between 23andMe, Inc. and Richard Scheller, Ph.D. (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K, filed with the SEC on May 25, 2023)

10.15
Amendment No. 4 to Consulting Agreement, dated as of March 10, 2023, by and between 23andMe, Inc. and Richard Scheller, Ph.D. (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K, filed with the SEC on May 25, 2023)

10.16+
23andMe, Inc. 2006 Equity Incentive Plan (as Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.17+	Form of 23andMe, Inc. 2006 Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).
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

10.20††
Second Amendment to Collaboration Agreement, dated as of January 13, 2021, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No.3) Limited (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.21 +
Third Amendment to Collaboration Agreement, dated as of October 27, 2023, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No.3) Limited (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2023).

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

10.27+	23andMe Holding Co. Change in Control Separation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
10.28+*	23andMe Second Amended and Restated Annual Incentive Plan.
10.29+
Form of 23andMe Holding Co. 2021 Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K, filed with the SEC on May 25, 2023).

10.30+
Form of 23andMe Holding Co. 2023 Restricted Stock Unit Agreement (Employee - Amended and Restated Annual Incentive Plan Awards (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2021).

10.31+	Letter Agreement , by and between 23andMe, Inc. and Paul Johnson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on October 27, 2023).
19.1*	23andMe Holding Co. Second Amended and Restated Insider Trading Policy.
21.1*	List of Subsidiaries.
23.1**	Consent of KPMG LLP, independent registered public accounting firm.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97+*	23andMe Holding Co. Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________________

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
††	The Registrant has redacted provisions or terms of this Exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the Exhibit to the SEC upon its request.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

23ANDME HOLDING CO.

Date:	May 30, 2024	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 30, 2024	By:	/s/ Joseph Selsavage
Name: Joseph Selsavage
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Anne Wojcicki	Chief Executive Officer and Director	May 30, 2024
Anne Wojcicki	(Principal Executive Officer)

/s/ Joseph Selsavage	Chief Financial and Accounting Officer	May 30, 2024
Joseph Selsavage	(Principal Financial and Accounting Officer)

/s/ Roelof Botha	Director	May 30, 2024
Roelof Botha

/s/ Patrick Chung	Director	May 30, 2024
Patrick Chung

/s/ Sandra R. Hernández, M.D.	Director	May 30, 2024
Sandra R. Hernández, M.D.

/s/ Neal Mohan	Director	May 30, 2024
Neal Mohan

/s/ Valerie Montgomery Rice, M.D.	Director	May 30, 2024
Valerie Montgomery Rice, M.D.

/s/ Richard Scheller, Ph.D.	Director	May 30, 2024
Richard Scheller, Ph.D.

/s/ Peter Taylor	Director	May 30, 2024
Peter Taylor