Form 10-Q
period 2024-06-30
23andMe Holding Co.
filed 2024-08-08
CIK 1804591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2024, there were 339,502,600 shares of Class A common stock, $0.0001 par value per share, and 166,507,453 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs, which we believe to be reasonable, concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2024, and our subsequent reports filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
23ANDME HOLDING CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2024	March 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$169,971	$216,488
Restricted cash	1,499	1,399
Accounts receivable, net	1,099	3,324
Inventories	14,747	12,465
Deferred cost of revenue	5,046	4,792
Prepaid expenses and other current assets	40,592	16,841
Total current assets	232,954	255,309
Property and equipment, net	26,620	28,351
Operating lease right-of-use assets	47,016	48,894
Restricted cash, noncurrent	8,974	6,974
Internal-use software, net	20,068	20,516
Intangible assets, net	31,275	33,255
Other assets	1,140	1,868
Total assets	$368,047	$395,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes related party amounts of $4,871 and $3,809, respectively)	$11,192	$11,571
Accrued expenses and other current liabilities (includes related party amounts of $2,452 and $6,752, respectively)	64,673	42,263
Deferred revenue (includes related party amounts of $15,818 and $10,999, respectively)	68,015	64,827
Operating lease liabilities	8,977	8,670
Total current liabilities	152,857	127,331
Deferred revenue, noncurrent (includes related party amounts of $5,000 and $10,000, respectively)	5,000	10,000
Operating lease liabilities, noncurrent	65,186	67,845
Other liabilities	1,500	1,471
Total liabilities	224,543	206,647
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock - par value $0.0001, 10,000,000 shares authorized as of June 30, 2024 and March 31, 2024; zero shares issued and outstanding as of June 30, 2024 and March 31, 2024	—	—
Common stock, par value $0.0001 - Class A shares, 1,140,000,000 shares authorized, 339,502,600 and 323,394,807 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively; Class B shares, 350,000,000 shares authorized, 166,507,453 and 166,724,586 shares issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	51	49
Additional paid-in capital	2,385,941	2,361,559
Accumulated deficit	(2,242,488)	(2,173,088)
Total stockholders’ equity	143,504	188,520
Total liabilities and stockholders’ equity	$368,047	$395,167
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Revenue:
Service (includes related party revenue of $181 and $10,670 for the three months ended June 30, 2024 and 2023, respectively)	$34,679	$53,260
Product	5,735	7,604
Total revenue	40,414	60,864
Cost of revenue:
Service (includes related party cost of nil and $275 for the three months ended June 30, 2024 and 2023, respectively)	17,249	26,946
Product	2,651	3,238
Total cost of revenue	19,900	30,184
Gross profit	20,514	30,680
Operating expenses:
Research and development (includes related party expenses of $571 and $3,301 for the three months ended June 30, 2024 and 2023, respectively)	44,637	62,329
Sales and marketing	15,472	22,658
General and administrative	32,360	50,740
Restructuring and other charges	—	4,217
Total operating expenses	92,469	139,944
Loss from operations	(71,955)	(109,264)
Other income (expense):
Interest income, net	2,574	4,307
Other income (expense), net	(19)	333
Loss before income taxes	(69,400)	(104,624)
Net loss	(69,400)	(104,624)
Other comprehensive loss, net of tax	—	(334)
Total comprehensive loss	$(69,400)	$(104,958)
Net loss per share of Class A and Class B common stock attributable to common stockholders:
Basic and diluted	$(0.14)	$(0.23)
Weighted-average shares used to compute net loss per share:
Basic and diluted	495,892,915	462,254,442
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 31, 2024	490,119,393	$49	$2,361,559	$(2,173,088)	$188,520
Issuance of common stock upon exercise of stock options	137,776	—	58	—	58
Issuance of common stock upon release of restricted stock units	3,696,750	—	—	—	—
Issuance of common stock upon release of restricted stock units under the 23andMe Second Amended and Restated Annual Incentive Plan	12,144,435	2	6,449	—	6,451
Net share settlements for stock-based minimum tax withholdings	(88,301)	—	(48)	—	(48)
Stock-based compensation expense	—	—	17,923	—	17,923
Net loss	—	—	—	(69,400)	(69,400)
Balance as of June 30, 2024	506,010,053	$51	$2,385,941	$(2,242,488)	$143,504

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of March 31, 2023	461,199,962	$46	$2,220,897	$(620)	$(1,506,384)	$713,939
Issuance of common stock upon exercise of stock options	180,718	—	85	—	—	85
Issuance of common stock upon release of restricted stock units	1,812,802	—	—	—	—	—
Issuance of common stock upon release of restricted stock units under the 23andMe Second Amended and Restated Annual Incentive Plan	8,961,053	1	18,629	—	—	18,630
Net share settlements for stock-based minimum tax withholdings	(58,985)	—	(121)	—	—	(121)
Stock-based compensation expense	—	—	47,915	—	—	47,915
Other comprehensive loss	—	—	—	(334)	—	(334)
Net loss	—	—	—	—	(104,624)	(104,624)
Balance as of June 30, 2023	472,095,550	$47	$2,287,405	$(954)	$(1,611,008)	$675,490
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(69,400)	$(104,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,987	6,868
Amortization and impairment of internal-use software	1,799	1,248
Stock-based compensation expense	21,577	51,100
Gain on disposal of property and equipment	(44)	(5)
Changes in operating assets and liabilities:
Accounts receivable, net (includes related party amounts of nil and $18 for the three months ended June 30, 2024 and 2023, respectively)	2,226	(2,227)
Inventories	(2,283)	(1,568)
Deferred cost of revenue	(254)	(1,925)
Prepaid expenses and other current assets	378	(1,928)
Operating lease right-of-use assets	1,878	1,749
Other assets	728	408
Accounts payable (includes related party amounts of $1,062 and $325 for the three months ended June 30, 2024 and 2023, respectively)	(309)	(2)
Accrued expenses and other current liabilities (includes related party amounts of $(4,300) and $(3,215) for the three months ended June 30, 2024 and 2023, respectively)	581	(1,889)
Deferred revenue (includes related party amounts of $(181) and $(10,670) for the three months ended June 30, 2024 and 2023, respectively)	(1,812)	(14,398)
Operating lease liabilities	(2,351)	(2,070)
Other liabilities	29	(92)
Net cash used in operating activities	(43,270)	(69,355)
Cash flows from investing activities:
Purchases of property and equipment	(366)	(419)
Proceeds from sale of property and equipment	148	5
Capitalized internal-use software costs	(938)	(2,281)
Net cash used in investing activities	(1,156)	(2,695)
Cash flows from financing activities:
Proceeds from exercise of stock options	58	69
Payments of deferred offering costs	(1)	(62)
Payments for taxes related to net share settlement of equity awards	(48)	(121)
Net cash provided by (used in) financing activities	9	(114)
Effect of exchange rates on cash and cash equivalents	—	(334)
Net decrease in cash, cash equivalents and restricted cash	(44,417)	(72,498)
Cash, cash equivalents and restricted cash—beginning of period	224,861	395,222
Cash, cash equivalents and restricted cash—end of period	$180,444	$322,724
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$111	$176
Stock-based compensation capitalized for internal-use software costs	$414	$1,188
Deferred offering costs during the period included in accounts payable and accrued expenses	—	100
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$169,971	$314,351
Restricted cash, current	1,499	1,399
Restricted cash, noncurrent	8,974	6,974
Total cash, cash equivalents and restricted cash	$180,444	$322,724
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Description of Business
23andMe Holding Co. (the “Company” or “23andMe”) is dedicated to helping people access, understand, and benefit from the human genome. The Company is building the leading direct-to-consumer precision medicine platform that powers its genetics-driven therapeutics and research business. The Company is dedicated to empowering customers to optimize their health by providing consumers direct access to their genetic information, personalized reports, actionable insights, and digital access to affordable healthcare professionals through the Company’s telehealth platform, Lemonaid Health, Inc. (“Lemonaid Health”).
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
As previously disclosed, the Company formed a special committee composed of independent members of the Board of Directors (the “Special Committee”) on March 28, 2024. The role of the Special Committee is to review strategic alternatives that may be available to the Company to maximize stockholder value. On April 17, 2024, Anne Wojcicki, Chief Executive Officer, Co-Founder, and Chair of the Board of Directors of the Company disclosed that she is considering making a proposal to acquire all of the outstanding shares of the Company that she does not currently own. Ms. Wojcicki also indicated that she wishes to maintain control of the Company and, therefore, will not be willing to support any alternative transaction. As previously disclosed, on July 29, 2024, the Special Committee received a preliminary non-binding indication of interest from Ms. Wojcicki to acquire all of the outstanding shares of the Company not owned by her or her affiliates or any other stockholder that she invites to roll over their shares, for cash consideration of $0.40 per share (the “Preliminary Proposal”), as set forth in Amendment No. 2 to Schedule 13D filed by ABeeC 2.0 LLC (Ms. Wojcicki’s affiliated entity) with the SEC on July 31, 2024. On August 2, 2024, the Company issued a press release announcing the Special Committee’s response to the Preliminary Proposal, including certain requirements for any revised proposal from Ms. Wojcicki. The Special Committee will carefully evaluate any revised proposal from Ms. Wojcicki when and if it is made, and will also consider alternatives, including continuing to operate as a publicly traded company. The Special Committee is committed to acting in the best interests of the Company and its stockholders.
The Company has evaluated how it is organized and managed and has identified two reporting segments: (1) Consumer and Research Services, and (2) Therapeutics. The Company is headquartered in South San Francisco, California and is incorporated in the State of Delaware.
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
For the three months ended June 30, 2024 and 2023, the Company’s operations were primarily in the United States. The Company had immaterial operations in the United Kingdom (“U.K.”) prior to the disposition of its U.K. subsidiary on August 1, 2023.

There have been no material changes to the Company’s significant accounting policies during the three months ended June 30, 2024, as compared to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on May 30, 2024 (the “Fiscal 2024 Form 10-K”).
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements as of June 30, 2024 and for the three months ended June 30, 2024 and 2023 and accompanying notes, are unaudited. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the fiscal year ended March 31, 2024 (the “audited consolidated financial statements”) that were included in the Fiscal 2024 Form 10-K. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2024 and its condensed consolidated results of operations and cash flows for the three months ended June 30, 2024 and 2023. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results expected for the year ending March 31, 2025 or any other future interim or annual periods.
Fiscal Year
The Company’s fiscal year ends on March 31. References to fiscal 2025 refer to the fiscal year ending March 31, 2025 and references to fiscal 2024 and fiscal 2023 refer to the fiscal years ended March 31, 2024 and March 31, 2023, respectively.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to the determination of standalone selling price for various performance obligations; the estimated expected benefit period for the rate and recognition pattern of breakage revenue for purchases where a saliva collection kit (“kit”) is never returned for processing; the capitalization and estimated useful life of internal use software; the useful life of long-lived assets; fair value of intangible assets acquired in business combinations; the incremental borrowing rate for operating leases; stock-based compensation including the determination of the fair value of stock options and annual incentive bonuses payable in the form of restricted stock units (“RSUs”); the assumptions used in going concern assessments; and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates, and such differences could be material to the condensed consolidated financial statements.
The Company is not aware of any specific event or circumstance that would require revisions to estimates, updates to judgments, or adjustments to the carrying value of assets or liabilities. These estimates may change, as new events occur and/or additional information is obtained, and will be recognized in the condensed consolidated financial statements as soon as they become known.
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

A single supplier accounted for 100% of the Company’s total purchases of microarrays, and a separate single supplier accounted for 100% of the Company’s total purchases of kits for the three months ended June 30, 2024 and 2023. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three months ended June 30, 2024 and 2023.
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
Significant customer information is as follows:

	June 30, 2024	March 31, 2024
Percentage of accounts receivable:
Customer C(1)	55%	59%
Customer H	23%	—
Customer I	—	30%

(1)Customer C is a reseller.

	Three Months Ended June 30,
	2024	2023
Percentage of revenue:
Customer C(1)	19%	16%
Customer B	—	18%
(1)Customer C is a reseller.
Cash, Cash Equivalents and Restricted Cash
Cash consists of bank deposits held at financial institutions. Cash in U.S. banks is insured to the extent defined by the Federal Deposit Insurance Corporation. Cash equivalents consist primarily of short-term money market funds. The Company maintains certain cash amounts restricted as to its withdrawal or use, which are related to letters of credit in connection with operating lease agreement and the Company’s credit card processor, as well as collateral held against the Company’s corporate credit cards. The Company held total restricted cash of $10.5 million and $8.4 million as of June 30, 2024 and March 31, 2024, respectively. The increase relates to a new letter of credit entered into by the Company in April 2024 as collateral related to the Company’s credit card processor.
Escrow Related to Acquisition
On November 1, 2021, the Company completed its acquisition of Lemonaid Health, and upon the acquisition closing date, a cash payment of $13.0 million was placed in escrow to cover a potential purchase price adjustment and to secure the indemnification obligations of the former equity holders of Lemonaid Health. In May 2023, $6.0 million of the escrow amount was released. The remaining escrow amount of $6.2 million were released during the three months ended June 30, 2024. Accordingly, the entire escrow amount has been released.
Liquidity
The Company’s operations have been financed primarily through the sales of equity securities and sales of Personal Genome Service® (“PGS”), telehealth, and research services. During fiscal 2023, the Company received gross proceeds of $309.7 million in connection with the transactions contemplated by that certain Agreement and Plan of Merger (the “Merger Agreement”), dated February 4, 2021, as amended on February 13, 2021 and March 25, 2021, by and among VG Acquisition Corp., Chrome Merger Sub, Inc., and 23andMe, Inc. (the “Merger”), and $250.0 million from the PIPE investment consummated in connection with the Merger. The Company expects to continue to incur operating losses and negative cash flows from operations for the foreseeable future due to the investments it intends to continue to make in research and development to capitalize on market opportunities and drive long-term growth, as well as operating expenses incurred within general and administrative, and sales and marketing.
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
In connection with preparing the accompanying condensed consolidated financial statements, the Company is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As of June 30, 2024, the Company had cash and cash equivalents of $170.0 million. Based on current cash resources and the implementation of the previously-disclosed reductions in force in June and August 2023, the Company believes that its cash and cash equivalents will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months and that the potential conditions or events discussed above in the aggregate do not raise substantial doubt for a period of at least 12 months from the date the condensed consolidated financial statements are issued.
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
On May 9, 2024, the Company received a notification letter from the Staff notifying the Company that it had been granted an additional 180 days, or until November 4, 2024, to regain compliance with the Minimum Bid Requirement, based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period. In order to be eligible to receive the second compliance period, the Company applied to have its Class A common stock transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market.
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
The Company intends to monitor the closing bid price of its common stock between now and November 4, 2024, and will consider available options to regain compliance with the Minimum Bid Requirement. In connection with the foregoing, on July 16, 2024, the Company filed a Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) with the SEC in connection with the Company’s 2024 Annual Meeting of Stockholders to be held on August 26, 2024 (the

“Annual Meeting”). As described in the Proxy Statement, at the Annual Meeting, the stockholders of the Company will vote on a proposal to approve an amendment to the Company’s Certificate of Incorporation to combine outstanding shares of the Company’s Class A common stock and Class B common stock, respectively, into a lesser number of outstanding shares, or a “reverse stock split,” by a ratio of not less than one-for-five and not more than one-for-thirty, with the exact ratio to be set within this range by the Company’s Board of Directors in its sole discretion (“Reverse Stock Split Vote”). However, there can be no assurance that the Reverse Stock Split Vote will be approved by the Company’s stockholders, that the Company will effect the reverse stock split and regain compliance with the Minimum Bid Requirement or that the Company will be able to otherwise regain compliance with the Minimum Bid Requirement or will be in compliance with other Nasdaq Listing Rules.
Neither the Nasdaq Letter nor the Company’s noncompliance with the Minimum Bid Requirement have an immediate effect on the listing or trading of the Class A common stock, which will continue to trade on The Nasdaq Stock Market under the symbol “ME.”
Recently Issued Accounting Pronouncements Not Yet Effective
In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Updated (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impacts of the new standard.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impacts and method of adoption.

3.    Revenue
Disaggregation of Revenue
The following table presents revenue by category:

	Three Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue

	(in thousands, except percentages)
Point in Time (1)
PGS	$24,397	60%	$31,759	52%
Telehealth	5,039	13%	8,285	14%
Consumer services	29,436	73%	40,044	66%
Research services	344	1%	2,353	3%
Total	$29,780	74%	$42,397	69%

Over Time (1)
PGS	$8,109	20%	$5,270	9%
Telehealth	1,608	4%	2,238	4%
Consumer services	9,717	24%	7,508	13%
Research services	917	2%	10,959	18%
Total	$10,634	26%	$18,467	31%

Revenue by Category (1)
PGS	$32,506	80%	$37,029	61%
Telehealth	6,647	17%	10,523	18%
Consumer services	39,153	97%	47,552	79%
Research services	1,261	3%	13,312	21%
Total	$40,414	100%	$60,864	100%
(1)There was no Therapeutics revenue for the three months ended June 30, 2024 and 2023.
The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended June 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue

	(in thousands, except percentages)
United States	$35,285	87%	$43,326	71%
United Kingdom	2,124	5%	14,355	24%
Canada	2,015	5%	2,170	3%
Other regions	990	3%	1,013	2%
Total	$40,414	100%	$60,864	100%

Breakage Revenue
The Company sells through multiple channels, including direct-to-consumer via the Company’s website and through online retailers. If the customer does not return the kit for processing, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. The Company recognized breakage revenue from unreturned kits of $4.0 million and $4.6 million for the three months ended June 30, 2024 and 2023, respectively.
Contract Balances
Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The amount of contract assets was immaterial as of June 30, 2024 and March 31, 2024.
Contract liabilities consist of deferred revenue. As of June 30, 2024 and March 31, 2024, deferred revenue for consumer services was $51.3 million and $52.3 million, respectively. Of the $52.3 million of deferred revenue for consumer services as of March 31, 2024, the Company recognized $21.6 million as revenue during the three months ended June 30, 2024.
As of June 30, 2024 and March 31, 2024, deferred revenue for research services was $21.7 million and $22.5 million, respectively. As of June 30, 2024 and March 31, 2024, deferred revenue for research services included $20.8 million and $21.0 million, respectively, of related party deferred revenue. Of the $22.5 million of deferred revenue for research services as of March 31, 2024, the Company recognized $1.0 million as revenue during the three months ended June 30, 2024, which included related party revenue of $0.2 million for the three months ended June 30, 2024.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”) to not disclose the value of unsatisfied performance obligations for PGS and telehealth as those contracts have an expected length of one year or less. As of June 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $26.4 million. The Company expects to recognize revenue of approximately 69% of this amount over the next 12 months and the remainder thereafter. During the three months ended June 30, 2024 and 2023, revenue recognized for performance obligations satisfied in prior periods were immaterial.
4.    Collaborations

GlaxoSmithKline Agreement and Subsequent Amendments

In July 2018, the Company and an affiliate of GlaxoSmithKline (“GSK”) entered into a four-year exclusive drug discovery and development collaboration agreement, amended in 2019 and 2021, respectively (as amended, the “original GSK Agreement”), for collaboration on identification and development of therapeutic agents with a unilateral option for GSK to extend the term for an additional year. In January 2022, GSK elected to exercise the option to extend the exclusive target discovery term for an additional year to July 23, 2023, after which it expired under the original GSK Agreement.

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
In October 2023, the Company entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in the Company’s database (the “New Data”), as well as access to certain Company research services with respect to such New Data in return for a $20.0 million data access fee, which the Company received during fiscal 2024. The license to the New Data will expire one year from the date GSK provides the Company with a notice that GSK is ready to use the New Data, unless the parties enter into a separate extension agreement. The notice is anticipated no later than September 30, 2024 and had not yet been received as of June 30, 2024. Pursuant to the 2023 GSK Amendment, the Company opted-out of cost-sharing and other research and development obligations with respect to three programs initiated by GSK and the Company under the original GSK Agreement. The Company will retain rights to receive low to mid-single digit royalties on net sales of products developed in these three programs.
The Company recognized research services revenue related to the original GSK Agreement of nil and $10.7 million during the three months ended June 30, 2024 and 2023, respectively. The Company did not recognize research services revenue related to the 2023 GSK Amendment during the three months ended June 30, 2024 and 2023.
As of June 30, 2024 and March 31, 2024, the Company had deferred revenue of $20.0 million, related to the 2023 GSK Amendment. Cost-sharing amounts incurred prior to the identification of targets included in cost of revenue were nil and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. Cost-sharing amounts incurred subsequent to the identification of targets, included in research and development expenses, were $0.6 million and $3.3 million during the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and March 31, 2024, the Company had $7.3 million and $10.6 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within accounts payable and accrued expenses and other current liabilities on the condensed consolidated balance sheets.
GSK’s affiliate, Glaxo Group Limited, is considered as a related party to the Company. See Note 18 “Related Party Transactions.”
5.    Segment Information
The Company currently operates in two reporting segments: (1) Consumer and Research Services, and (2) Therapeutics. The Consumer and Research Services segment consists of revenue and expenses from PGS and telehealth, as well as research services revenue and expenses from certain collaboration agreements (including the original GSK Agreement). The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. Substantially all of the Company’s revenues are derived from the Consumer and Research Services segment. See Note 3, “Revenue — Revenue Recognition,” for additional information. There are no inter-segment sales.
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

The Company’s revenue and Adjusted EBITDA by segment is as follows:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Segment Revenue: (1)
Consumer and Research Services	$40,414	$60,864
Total revenue	$40,414	$60,864
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(8,841)	$(5,602)
Therapeutics Adjusted EBITDA	(12,417)	(31,138)
Unallocated Corporate	(13,904)	(13,060)
Total Adjusted EBITDA	$(35,162)	$(49,800)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(69,400)	$(104,624)
Adjustments:
Interest income, net	(2,574)	(4,307)
Other (income) expense, net	19	(333)
Depreciation and amortization	4,011	4,478
Amortization of acquired intangible assets	1,776	3,638
Stock-based compensation expense	21,577	51,100
Transaction costs related to disposition of Lemonaid Health (2)	—	248
Cyber security incident expenses, net of probable insurance recoveries (3)	9,429	—
Total Adjusted EBITDA	$(35,162)	$(49,800)
(1)There was no Therapeutics revenue for the three months ended June 30, 2024 and 2023.
(2)Refer to Note 17, “Disposition of Subsidiary” for additional information.
(3)Refer to Note 11, “Cyber Security Incident” for additional information.
Customers accounting for 10% or more of segment revenues were as follows:

	Three Months Ended June 30,

	2024		2023

	(in thousands)
Consumer and Research Services Segment Revenue:
Customer C (1)(2)	$7,577	19%	$9,711	16%
Customer B (3)	$1	—%	$10,670	18%

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

6.    Variable Interest Entities
In providing telehealth services that include professional medical consultations, the Company maintains relationships with various affiliated professional medical corporations (“PMCs”). Additionally, with respect to its telehealth services involving the sale of prescription products, the Company maintains relationships with affiliated pharmacies (collectively, the “Affiliated Pharmacies”) to fill prescriptions that are ordered by the Company’s patients. On February 15, 2024, the Company acquired full ownership of the active Affiliated Pharmacies, and thereafter the Company ceased to treat the Affiliated Pharmacies as Variable Interest Entities (“VIEs”). The Company determined that the PMCs are, and prior to being acquired by the Company, the Affiliated Pharmacies were, VIEs, in each case due to the respective equity holders having nominal capital at risk and the Company having a variable interest in each of the PMCs and, prior to acquiring them, the Affiliated Pharmacies. Until February 15, 2024, the Company consolidated the PMCs and Affiliated Pharmacies under the VIE model since the Company had the power to direct activities that most significantly impact the VIEs’ economic performance and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIEs. Under the VIE model, the Company presents the results of operations and the financial position of the VIEs as part of the condensed consolidated financial statements of the Company. There was no impact to the Company’s condensed consolidated financial statements as a result of the Affiliated Pharmacies being acquired by the Company.
Furthermore, as a direct result of the financial support the Company provided to the VIEs (e.g., loans), the interests held by holders lacked economic substance and did not provide them with the ability to participate in the residual profits or losses generated by the VIEs. Therefore, all income and expenses recognized by the VIEs were allocated to the Company’s stockholders.

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the VIEs after elimination of intercompany transactions were not material as of June 30, 2024 and March 31, 2024. Total revenue included in the condensed consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $0.9 million and $9.0 million for the three months ended June 30, 2024 and 2023, respectively. The Company maintains the ability to control the VIEs, is entitled to substantially all of the economic benefits from the VIEs, and is obligated to absorb all expected losses of the VIEs.
7.    Fair Value Measurements
Recurring Fair Value Measurements
The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date as of June 30, 2024 and March 31, 2024.
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis as of June 30, 2024 and March 31, 2024:

	June 30, 2024				March 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3

	(in thousands)
Financial Assets:
Money market funds	$163,000	$163,000	$—	$—	$211,000	$211,000	$—	$—
Total financial assets	$163,000	$163,000	$—	$—	$211,000	$211,000	$—	$—
Cash equivalents consist primarily of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value during the three months ended June 30, 2024 and the fiscal year ended March 31, 2024.
Nonrecurring Fair Value Measurements
Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. Certain of the Company’s assets, including intangible assets, are measured at fair value on a nonrecurring basis and are classified in Level 3 of the fair value hierarchy. No nonrecurring fair value measurements were required during the three months ended June 30, 2024 and 2023.
8.    Balance Sheet Components
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consisted of the following:

	June 30, 2024	March 31, 2024
	(in thousands)
Prepaid expenses	$11,771	$9,296
Insurance recovery receivable	24,128	2,188
Other receivables	2,538	3,563
Other current assets	2,155	1,794
Prepaid expenses and other current assets	$40,592	$16,841
Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2024	March 31, 2024
	(in thousands)
Computer equipment and software	$7,399	$7,485
Laboratory equipment and software	51,419	51,635
Furniture and office equipment	8,929	8,929
Leasehold improvements	41,394	41,180
Capitalized asset retirement obligations	853	853
Property and equipment, gross	109,994	110,082
Less: accumulated depreciation and amortization	(83,374)	(81,731)
Property and equipment, net	$26,620	$28,351
Depreciation and amortization expense was $2.0 million and $3.0 million for the three months ended June 30, 2024 and 2023, respectively. There were no impairments to property and equipment for the three months ended June 30, 2024 and 2023.
Operating Lease Right-Of-Use Assets, Net
Operating lease right-of-use assets, net consisted of the following:

	June 30, 2024	March 31, 2024
	(in thousands)
Operating lease right-of-use assets	$85,166	$85,166
Less: accumulated amortization	(38,150)	(36,272)
Operating lease right-of-use assets, net	$47,016	$48,894

Internal-Use Software, Net
Internal-use software, net consisted of the following:

	June 30, 2024	March 31, 2024
	(in thousands)
Capitalized internal-use software	$37,270	$35,918
Less: accumulated amortization	(17,202)	(15,402)
Internal-use software, net	$20,068	$20,516
The Company capitalized $1.4 million and $3.5 million in internal-use software during the three months ended June 30, 2024 and 2023, respectively.
Amortization of internal-use software was $1.8 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively. There was no impairment of internal-use software for the three months ended June 30, 2024 and 2023.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	June 30, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.0	$14,900	$(14,900)	$—
Partnerships	7.3	9,000	(2,400)	6,600
Trademark	2.3	11,000	(5,867)	5,133
Developed technology	4.3	24,100	(9,181)	14,919
Non-compete agreements	2.3	2,800	(1,493)	1,307
Patents	4.3	5,500	(2,184)	3,316
Total intangible assets		$67,300	$(36,025)	$31,275

	March 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.0	$14,900	$(14,900)	$—
Partnerships	7.6	9,000	(2,175)	6,825
Trademark	2.6	11,000	(5,317)	5,683
Developed technology	4.6	24,100	(8,320)	15,780
Non-compete agreements	2.6	2,800	(1,353)	1,447
Patents	4.5	5,500	(1,980)	3,520
Total intangible assets		$67,300	$(34,045)	$33,255

Amortization expense for intangible assets was $2.0 million and $3.8 million for the three months ended June 30, 2024 and 2023, respectively. There was no impairment to intangible assets during the three months ended June 30, 2024 and 2023.
Estimated future amortization expense of the identified intangible assets as of June 30, 2024 was as follows:

Estimated Amortization
(in thousands)
Fiscal years ending March 31,
Remainder of 2025 (Remaining nine months)	$5,940
2026	7,919
2027	6,769
2028	5,006
2029	3,175
Thereafter	2,466
Total estimated future amortization expense	$31,275
Accrued Expense and Other Current Liabilities
Accrued expense and other current liabilities consisted of the following:

	June 30, 2024	March 31, 2024
	(in thousands)
Accrued payables	$7,953	$9,697
Accrued settlement and legal expenses	34,655	3,260
Accrued compensation and benefits	3,952	4,266
Accrued vacation	7,185	7,221
Accrued bonus	4,459	7,420
Accrued clinical expenses	5,294	9,291
Accrued taxes and other	1,175	1,108
Total accrued expenses and other current liabilities	$64,673	$42,263
9.    Restructuring
In June 2023, the Company approved a reduction in force intended to restructure and align strategically its workforce with the Company’s strategy and to reduce the Company’s operating costs, primarily in the Consumer and Research Services segment. Subsequently in August 2023, the Company approved another reduction in force primarily intended to restructure and strategically align the Therapeutics segment’s workforce. As a result, during the three months ended June 30, 2023, the Company recorded restructuring charges of $4.2 million, within restructuring and other charges in the condensed consolidated statements of operations, of which $3.6 million was related to cash severance payments and benefits continuation. There were no restructuring charges related to the June 2023 and August 2023 reductions in force recorded during the three months ended June 30, 2024. The remaining balance of $22 thousand that was accrued as of March 31, 2024 was paid in full during the three months ended June 30, 2024, leaving no remaining balance as of June 30, 2024.

The following table shows the total amount incurred and accrued related to one-time employee termination benefits:

One-Time Employee Termination Benefits
(in thousands)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2024	$22
Restructuring charges incurred during the period	—
Amounts paid during the period	(22)
Accrued restructuring costs included in accrued expenses and other current liabilities as of June 30, 2024	$—
10.    Leases
The Company has entered into operating leases for its corporate offices, lab facilities, and storage spaces, with remaining contractual periods ranging from 1.5 years to 7.1 years. For the Company’s facility in Sunnyvale, California, there is an option to extend the lease for a period of seven years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in its right-of-use (“ROU”) assets and lease liabilities as of June 30, 2024. The Company did not have any finance leases for the periods presented.
For the three months ended June 30, 2024 and 2023, the Company recorded operating lease costs of $3.3 million and $3.4 million, respectively, and variable operating lease costs of $1.5 million and $1.3 million, respectively.
As of June 30, 2024, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were as follows:

June 30, 2024
(in thousands)
Fiscal years ending March 31,
Remainder of 2025 (Remaining nine months)	$10,416
2026	15,946
2027	15,472
2028	11,666
2029	12,016
Thereafter	29,413
Total future operating lease payments	94,929
Less: imputed interest	(20,766)
Total operating lease liabilities	$74,163
11.    Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into agreements containing non-cancelable purchase commitments for goods or services with various parties, which include agreements to purchase goods or services that are enforceable and legally binding to the Company. Recognition of purchase obligations occurs when products or services are delivered to the Company, generally within accounts payable, or accrued and other current liabilities. As of June 30, 2024, the Company had a total of $64.4 million in outstanding non-cancelable purchase obligations with a term of 12 months or longer that have not been recognized on its balance sheet.

Legal Matters
Cyber Security Incident
On October 10, 2023, the Company reported that certain information was accessed from individual 23andMe.com accounts without the account users’ authorization (the “incident”).
As a result of the incident, multiple class action claims have been filed against the Company in federal and state courts in California, as well as in other U.S. and international jurisdictions, and the Company has received demand letters from attorneys purporting to represent customers seeking arbitration claims. The Company is also responding to inquiries from various governmental officials and agencies. The federal class action claims were coordinated for pretrial proceedings by the Multidistrict Litigation Panel, and on June 5, 2024, co-lead plaintiffs’ counsel were appointed. On July 15, 2024, the Company reached an agreement in principle to settle the putative class action lawsuits currently pending in the U.S. District Court for the Northern District of California (the “Court”).
The parties executed a confidential settlement term sheet on July 29, 2024. The proposed settlement contemplates an aggregate cash payment by the Company of $30.0 million to settle all claims brought on behalf of all persons in the United States whose personal information was impacted by the incident. In addition, the Company will document various business practice initiatives relating to cybersecurity.
The Company anticipates that, upon Court approval, the settlement will provide a full release of all claims arising out of the incident by the class action members (who do not opt out) against the Company. The settlement is not an admission of fault or wrongdoing by the Company; the Company believes that a resolution of these claims at this time is in the best interest of the Company and its stockholders given the costs and risks inherent in litigation. Approval by the Court, notice to the putative class, and the satisfaction of customary conditions to effectiveness will take at least six months.
During the three months ended June 30, 2024, the Company recognized an additional $9.4 million in net expenses related to the incident primarily consisting of $31.6 million legal fees incurred and the proposed settlement amount, partially offset by probable insurance recoveries of $22.2 million as of June 30, 2024, within general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.
Indemnification
The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, collaborators, landlords, vendors, and contractors. Pursuant to these arrangements, the Company agrees to indemnify, defend, and hold harmless the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of the date of this filing, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes that the fair value of these provisions is not material. The Company maintains insurance, including commercial general liability insurance and product liability insurance, to offset certain potential liabilities under these indemnification provisions. In addition, the Company indemnifies its officers, directors, and certain key employees against claims made with respect to matters that arise while they are serving in their respective capacities as such, subject to certain limitations set forth under applicable law, the Company’s Bylaws, and applicable indemnification agreements. As of June 30, 2024, the Company was not aware of any known events or circumstances that have resulted in a material claim related to these indemnification obligations.
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

Earn-Out Shares
As of June 30, 2024 and March 31, 2024, the Class A common stock included 3,814,125 shares held by VGAC founders (“Earn-Out Shares”) that are subject to a lock-up of seven years from June 16, 2021, the closing date of the Merger. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $12.50 per share for any 20 trading days within any 30-trading-day period, and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $15.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of June 30, 2024, the Company did not meet any earn-out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such, meet the criteria for equity classification in accordance with ASC 505, Equity.
Reserve for Issuance
The Company has the following shares of Class A common stock reserved for future issuance, on an as-if-converted basis:

	June 30, 2024	March 31, 2024
Outstanding stock options	64,832,199	70,739,770
Outstanding restricted stock units	68,278,993	44,056,670
Remaining shares available for future issuance under Amended and Restated 2021 Incentive Equity Plan	77,071,470	111,276,882
Remaining shares available for future issuance under Employee Stock Purchase Plan	12,845,267	12,845,267
Total shares of common stock reserved	223,027,929	238,918,589
At-the-Market (“ATM”) Offering
On February 6, 2023, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company may sell shares of its Class A common stock for an aggregate up to $150.0 million under at-the-market offering program (the “ATM program”). The Company will pay Cowen a commission of 3.0% of the gross proceeds for the Class A common stock sold through the ATM program. As of June 30, 2024, the Company had not made any sales under the ATM program.
13.    Equity Incentive Plans and Stock-Based Compensation
Incentive Equity Plans
On September 6, 2023 (the “Effective Date”), the Company’s stockholders approved an amendment and restatement of the 23andMe Holding Co. 2021 Incentive Equity Plan (the “2021 Plan” and, as amended and restated, the “A&R Plan”). The terms of the A&R Plan replaced the existing terms of the 2021 Plan. The A&R Plan was adopted to, among other things, (i) increase the number of shares authorized for issuance by 75,000,000 shares of Class A common stock of the Company, (ii) increase the percentage of shares that may automatically be added on an annual basis to the number of authorized shares from 3% to 5% (the “evergreen provision”), (iii) increase the individual annual compensation limit for non-employee directors from $300,000 to $400,000 and to provide that the limit applies on a fiscal-year basis, (iv) revise what constitutes a change of control of the Company, (v) add additional performance measures, and (vi) implement certain other modifications and clarifications as set forth in the A&R Plan. The maximum aggregate number of shares of Class A common stock that may be issued under the A&R Plan with respect to awards granted on or after the Effective Date is the sum of (i) 75,000,000 shares of Class A common stock, (ii) any shares of Class A common stock that remained available for awards under the 2021 Plan as of the Effective Date, and (iii) any shares of Class A common stock subject to outstanding awards under the 2021 Plan as of the Effective Date that are payable in shares and that expire, are forfeited, or are otherwise terminated without having been exercised, vested, or settled in full, or are paid in cash, as applicable, on or after the Effective Date, subject to adjustment as described in the A&R Plan, in addition to any shares of Class A common stock added to the registered shares reserved for issuance under the A&R Plan pursuant to the evergreen provision.

Under the A&R Plan, options (including non-statutory options and Incentive Stock Options (“ISO”)), stock appreciation rights, restricted stock, RSUs, and other stock-based awards may be granted to employees, non-employee directors and certain consultants and advisors of the Company and its subsidiaries. Options have a contractual life of up to ten years. The exercise price of a stock option shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. For ISO as defined in the Internal Revenue Code of 1986, as amended (the “Code”), the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant as determined by the Board of Directors. The Company’s options generally vest over three to four years. Under the A&R Plan, stock option awards entitle the holder to receive one share of Class A common stock for every option exercised.
Time-based RSUs granted pursuant to the A&R Plan generally vest ratably over a period ranging from one to four years and are subject to the participant’s continuing service to the Company over that period. RSUs issued pursuant to the 23andMe Second Amended and Restated Annual Incentive Plan (the “AIP”) upon the achievement of certain pre-determined annual performance metrics, as discussed below, vest immediately upon issuance. Until vested, RSUs do not have the voting and dividend participation rights of Class A common stock and the shares of Class A common stock underlying the awards are not considered issued and outstanding.
The Company issues new shares of Class A common stock upon the exercise of stock options, the vesting and settlement of RSUs, and the issuance of shares purchased under the ESPP.
In February 2022, the Compensation Committee of the Company’s Board of Directors adopted a RSU conversion and deferral program for non-employee directors. The purpose of the program is to provide non-employee directors with the option to convert all or a portion of their cash compensation into a RSU award under the A&R Plan and the opportunity to defer settlement of all or a portion of their RSU awards. As of June 30, 2024, four non-employee directors have elected to convert all of their cash compensation into RSU awards, and two non-employee directors have elected to defer settlement of their RSU awards under the program.
On June 9, 2022, the Compensation Committee of the Company’s Board of Directors adopted the AIP, pursuant to which, beginning in fiscal 2023, employees and certain service providers of 23andMe, Inc. and its affiliates were eligible to receive annual incentive bonuses in the form of cash or RSUs issued by the Company under the A&R Plan, based upon the Company’s achievement of certain pre-established financial, operational, and/or strategic performance metrics. On June 3, 2024, the Company paid annual incentive bonuses in the form of RSUs based upon the Company’s achievement of certain pre-established performance metrics during the one-year performance period ended March 31, 2024 and as determined by the Compensation Committee of the Company’s Board of Directors. The number of RSUs granted was determined by dividing the dollar amount of the AIP annual incentive bonuses by the trailing average closing price of the Company’s Class A common stock for the 20 trading days preceding the date of payment resulting in the grant of 12,144,435 shares underlying fully-vested RSUs during the three months ended June 30, 2024.
The Company accounts for the RSUs issued under the AIP (the “AIP RSUs”) as liability awards, and adjusts the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. The Company recorded stock-based compensation expense of $4.1 million and $4.4 million related to the AIP RSUs for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and March 31, 2024, the liability of the AIP RSUs was $4.1 million and $6.5 million, respectively, which was included in other current liabilities on the condensed consolidated balance sheet.

Stock Option Activity
Stock option activity and activity regarding shares available for grant under the A&R Plan are as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, years, and per share data)
Balance as of March 31, 2024	70,739,770	$3.68	5.1	$306
Granted	—	—
Exercised	(137,776)	$0.42
Canceled/forfeited/expired	(5,769,795)	$4.71
Balance as of June 30, 2024	64,832,199	$3.60	5.1	$61
Vested and exercisable as of June 30, 2024	50,032,139	$3.99	4.1	$61
The weighted average grant date fair value per share of options granted was nil and $1.43 for the three months ended June 30, 2024 and 2023, respectively. The total intrinsic value of vested options exercised for the three months ended June 30, 2024 and 2023 was immaterial and $0.2 million, respectively. As of June 30, 2024, unrecognized stock-based compensation expense related to unvested stock options was $22.2 million, which is expected to be recognized over a weighted-average period of 2.1 years. Due to a valuation allowance on deferred tax assets, the Company did not recognize any tax expense or benefit from stock option exercises for the three months ended June 30, 2024 and 2023.
The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.
The weighted average Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Three Months Ended June 30,
	2023
	Min	Max
Expected term (years)	5.8	6.0
Expected volatility range	78%	79%
Expected weighted-average volatility	79%
Risk-free interest rate	3.6%	3.9%
Expected dividend yield	—	—
There were no stock options granted during the three months ended June 30, 2024.
Restricted Stock Units
The following table summarizes the RSU activity under the equity incentive plans and related information:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2024	44,056,670	$2.29
Granted	42,032,239	$0.52
Vested	(15,841,185)	$1.13
Canceled/forfeited	(1,968,731)	$1.82
Balance as of June 30, 2024	68,278,993	$1.49

As of June 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $90.1 million, which is expected to be recognized over a weighted-average period of 2.1 years.
Stock Subject to Vesting
In November 2021, in connection with the acquisition of Lemonaid Health ( the “Lemonaid Acquisition”), the Company granted 3,747,027 shares of Class A common stock with an aggregate grant date fair value of $43.9 million to two recipients, each of whom was a former stockholder and officer of Lemonaid Health (each, a “Former Lemonaid Officer”) and each of whom, following the closing of the Lemonaid Acquisition, joined the Company’s management team. The shares were scheduled to vest over a four-year period in quarterly installments beginning on February 1, 2022, subject to the respective recipient’s continued employment with the Company. In connection with the Lemonaid Acquisition, each of these recipients entered into a relinquishment agreement that provides that during the four-year period that commenced on November 1, 2021 (the “Protection Period”), the Company will not (i) terminate the recipient’s employment without cause, (ii) materially reduce the recipient’s base salary or the benefits to which similarly-situated executive employees of the Company or the Company’s subsidiaries are entitled, other than a broad-based reduction to the same extent that applies to such similarly-situated executive employees, or (iii) relocate the recipient’s principal place of employment to a location outside of a 50-mile radius of their current principal place of employment. If any such event occurs during the Protection Period or in the event of the recipient’s death or disability, then the unvested portion(s) of these awards will immediately vest.
During the three months ended June 30, 2023, the employment of one of the Former Lemonaid Officers terminated, which resulted in $22.0 million of stock-based compensation expense related to these awards recognized within general and administrative expenses within the condensed consolidated statement of operations.
The Company recognized total stock-based compensation expense related to these awards of $24.7 million for the three months ended June 30, 2023, within general and administrative expenses. There was no stock-based compensation expense related to these awards recognized during the three months ended June 30, 2024. As of June 30, 2024, there was no remaining unamortized stock-based compensation expense associated with these awards.
Employee Stock Purchase Plan
On June 10, 2021, the shareholders of VGAC approved the 23andMe Holding Co. Employee Stock Purchase Plan (“ESPP”). A total of 11,420,000 shares of the Company’s Class A common stock were initially reserved for issuance under the ESPP. Pursuant to the terms of the ESPP, the number of shares of the Company’s Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2023, by the lesser of (i) an amount equal to one percent (1.0%) of the total number of shares of Class A and Class B common stock outstanding as of the last day of the immediately preceding December 31st, (ii) 5,000,000 shares, or (iii) a lesser number of shares as determined by the Board of Directors in its discretion. During the three months ended June 30, 2024 and 2023, no shares of Class A common stock were purchased under the Company’s ESPP.
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

Stock-Based Compensation
Total stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, was included in costs and expenses as follows:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Cost of service revenue	$976	$2,058
Cost of product revenue	393	414
Research and development	11,071	11,692
Sales and marketing	2,459	1,718
General and administrative (1)	6,678	34,576
Restructuring and other charges	—	642
Total stock-based compensation expense	$21,577	$51,100
(1)Includes $22.0 million of stock-based compensation charges related to the termination of a Former Lemonaid Officer during the three months ended June 30, 2023.
14.    Net Loss Per Share Attributable to Common Stockholders
The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A common stock and Class B common stock under the two-class method.
No dividends were declared or paid for the three months ended June 30, 2024 and 2023.
The Company’s stock options, RSUs, restricted stock awards subject to vesting, estimated RSUs to be issued under the AIP and estimated shares to be issued under the ESPP are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Net loss attributable to common stockholders was equivalent to net loss for all periods presented.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,
	2024		2023
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(46,075)	$(23,325)	$(66,563)	$(38,061)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	329,225,146	166,667,769	294,089,562	168,164,880
Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.14)	$(0.23)	$(0.23)

The potential shares of Class A common stock outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive were as follows:

	Three Months Ended June 30,
	2024	2023
Outstanding stock options	64,832,199	68,386,690
Unvested restricted stock units	68,278,993	42,629,558
Shares subject to vesting	—	334,794
ESPP	2,380,043	2,776,927
Total	135,491,235	114,127,969
There were no potential shares of Class B common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented.
15.    Retirement Benefit Plans
The Company has established a 401(k) retirement plan that allows participating employees in the U.S. to contribute as defined by the terms of the plan and subject to the limitations under Section 401(k) of the Code. The Company matches the greater of 100% of the first 2% or 100% of the first $2,300 (subject to annual compensation and contribution limits) of employee contributions. The Company recognized matching contributions cost of $0.5 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively.
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
There was no income tax expense or benefit recognized for the three months ended June 30, 2024 and 2023. The provision tax expense or benefit from income taxes is reflected on the condensed consolidated statements of operations and comprehensive loss for the periods. The Company continues to maintain a full valuation allowance on the remaining net deferred tax assets of the U.S. entities as it is more likely than not that the Company will not realize the deferred tax assets. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.
The Company files income tax returns in the U.S. federal jurisdiction and various states. As of the date of this filing, the Company is not currently under examination by income tax authorities in federal, state, or other jurisdictions. All tax returns will remain open for examination by the federal and state authorities for three and four years, respectively, from the date of utilization of any net operating loss or credits.
17.    Disposition of Subsidiary
Disposition of Lemonaid Health Limited
On August 1, 2023, the Company completed the sale of Lemonaid Health Limited, its wholly-owned, indirect U.K. subsidiary. Lemonaid Health Limited was not a significant subsidiary, and the disposition of Lemonaid Health Limited did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for Lemonaid Health Limited were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements.” During the three months ended June 30, 2023, the Company recorded $0.2 million of transaction-related costs within general and administrative expenses. There were no charges incurred during the three months ended June 30, 2024.
18.    Related Party Transactions
As described in Note 4, “Collaborations,” in July 2018, the Company and GSK entered into the original GSK Agreement, and there were transactions with GSK during the three months ended June 30, 2024 and 2023. At the time the original GSK Agreement was entered into, GSK also purchased 17,291,066 shares of Series F-1 redeemable convertible preferred stock of 23andMe, Inc. These shares were converted into a like number of shares of 23andMe, Inc. Class B common stock immediately prior to the Merger and were exchanged pursuant to the share conversion ratio provided for in the Merger Agreement into shares of the Company’s Class B common stock. GSK had a 19.8% and 19.9% voting interest in the Company as of June 30, 2024 and March 31, 2024, respectively.
The Anne Wojcicki Foundation, which subscribed for 2,500,000 shares of the Company’s Class A common stock in the PIPE investment in connection with the Merger, is affiliated with the Company’s CEO and therefore a related party.
In January 2024, the Company entered into a research services agreement (the “TWF Agreement”) and related statement of work (the “initial SOW”) with the Troper Wojcicki Foundation (“TWF”) with the goal of expanding scientific knowledge in the field of lung cancer using the Company’s phenotype and genotype data to build large scale research cohorts. Susan Wojcicki is a director and officer of TWF, and a sibling of the Company’s CEO, Anne Wojcicki, and therefore the Company determined that TWF is a related party. The TWF Agreement has a term of five years through December 21, 2028. The fees under the initial SOW are $5.4 million, payable in installments over the term of the TWF Agreement, with certain payments being subject to the achievement of specified milestones. During the three months ended June 30, 2024 and 2023, the Company recognized revenue of $0.2 million and nil, respectively, from TWF. As of June 30, 2024 and March 31, 2024, the Company had deferred revenue of $0.8 million and $1.0 million, respectively, associated with this arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“Fiscal 2024 Form 10-K”), including the audited consolidated financial statements of 23andMe Holding Co. as of March 31, 2024 and 2023 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included therein, as well as the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q.
In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in the Fiscal 2024 Form 10-K and our subsequent reports filed with the SEC, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “23andMe,” “we,” “us,” and “our” refer to 23andMe Holding Co., a Delaware corporation formerly known as VG Acquisition Corp. and its consolidated subsidiaries.
Overview
Our mission is to help people access, understand, and benefit from the human genome. To achieve this, we pioneered direct-to-consumer genetic testing and built the world’s largest crowdsourced platform for genetic research. Our data engine powers our leading direct-to-consumer precision health platform and our genetics driven Research and Therapeutics businesses.

We are dedicated to empowering customers to optimize their health by providing direct access to their genetic information, personalized reports, actionable insights and digital access to affordable healthcare professionals through our telehealth platform, Lemonaid Health, Inc. (“Lemonaid Health”).
Through direct-to-consumer genetic testing, we give consumers unique, personalized information about their genetic health risks, ancestry, and traits. We were the first company to obtain Food and Drug Administration (“FDA”) authorization for a direct-to-consumer genetic test, and we are the only company to have FDA authorization, clearance, or an exemption from premarket notification for all of the carrier status, genetic health risk, cancer predisposition, and pharmacogenetics reports that we offer to customers. As of June 30, 2024, we had over 65 health and carrier status reports that were available to customers in the U.S.

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

In November 2023, we launched 23andMe+ Total Health (“Total Health”), our most comprehensive membership providing access to third-party independent clinicians practicing genetics informed care with a focus on early risk detection preventative actions. Our Total Health service combines membership and telehealth offerings with the addition of next generation sequencing covering 200x more hereditary disease-causing variants than our personal genome service (“PGS”) reports (50,000+ hereditary disease-causing variants in Total Health exome sequencing compared to 250 health-related variants in our genotyping Carrier Status and Genetic Health Risk reports). Total Health also includes blood testing and access to genetics-based clinical care.

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
We are also developing diversified and differentiated portfolio of genetically-validated therapeutic candidates for a variety of diseases across different therapeutic areas with high unmet medical need. We have programs in clinical development, as well as multiple discovery stage programs. Each of our programs has been identified through our human genetics drug discovery platform. We believe that the combination of a discovery platform, that increases the probability of technical success through genetic evidence in humans, and a maturing therapeutic portfolio positions us for long-term success in our goal to advance next-generation, targeted medicines for people living with serious and life-threatening diseases.
Our Therapeutics business focuses on the use of genetic insights to identify potential targets and to develop novel therapies to improve patients’ lives. We currently have research and development programs across several therapeutic areas, including oncology, immunological, and inflammatory diseases, as well as other disease areas. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to the discovery and development of therapeutic product candidates.
As of June 30, 2024, two of our internal programs had entered the clinic for testing in human patients. 23ME-00610 is a high-affinity humanized monoclonal antibody that is designed to interfere with the ability of CD200R1 to interact with CD200 found on cancer cells, thus releasing tumor-induced immune suppression for the treatment of cancer. In April 2024, we completed enrollment of the Phase 2a portion of the Phase 1/2a clinical trial (clinical trials.gov number NCT05199272) in adult patients with locally advanced or metastatic clear cell renal cell carcinoma, ovarian cancer, neuroendocrine tumors, small cell lung cancer, and tumors with high tumor mutation burden and/or microsatellite instability.
23ME-01473 is an immuno-oncology antibody program that was initiated as a collaboration program with GlaxoSmithKline (“GSK”) under the terms of the four-year exclusive drug discovery and development collaboration agreement, amended in 2019 and 2021, respectively (as amended, the “original GSK Agreement”). 23ME-01473 targets the ULBP6 proteins in the NKG2D pathway. On March 20, 2024, we announced that the first participant has been dosed in a Phase 1 clinical trial evaluating the safety and tolerability in people with locally advanced or metastatic solid malignancies that have progressed after standard therapy. 23andMe is solely responsible for the continued development of this program.
We had previously collaborated with GSK on an immuno-oncology program targeting CD96, GSK6097608, led by GSK. In January 2022, we announced that we opted to receive a royalty on this program if a successful therapy were to be developed and commercialized by GSK under the original GSK Agreement. GSK is solely responsible for the continued development of this program.
We operate in two reporting segments: (1) Consumer and Research Services and (2) Therapeutics. See the “Basis of Presentation” section below for further details on segments.
Key Factors Affecting Results of Operations
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose known and unknown risks and challenges, including, without limitation, those set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2024 Form 10-K, as amended and supplemented in our subsequent reports and filings with the SEC.
New Customer Acquisition
PGS. Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 80% and 61% of our total revenues for the three months ended June 30, 2024 and 2023, respectively. In addition, kit sales are a source of members to our membership service, which represented approximately 19% and 7% of our total revenue during the three months ended June 30, 2024 and 2023, respectively. We expect PGS revenues to fluctuate in the near-term and to grow in the long-term, as we continue to evolve our product offerings across kit sales and our membership service, and introduce new products or features that enhance or add value for customers and members. This will be achieved by increasing awareness of our current and new offerings in existing markets and expanding into new markets.
Purchasing patterns of our kits are largely influenced by product innovation, marketing spend, and varying levels of price discounting on our products. Sales and marketing expenses are typically higher during promotional windows that align with gift-giving portions of the year, with an emphasis on the holiday period, as well as other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day, and major Amazon sales events such as Prime Day, which may change from year to year. We expect the seasonality of our business to continue, with pronounced increases in revenue recognized in the fourth fiscal quarter, relating to our holiday promotions.
Telehealth. Our ability to attract new patients and members is a key factor for the future growth of our telehealth business. Revenue from our telehealth business represented approximately 17% and 18% of our total revenue during the three months ended June 30, 2024 and 2023, respectively. As there are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, competition with respect to our telehealth business continues to intensify.
Engagement of Research Participants

Our ability to conduct research and grow our database of genotypic and phenotypic information depends on our customers’ willingness to consent to participate in our research. As of June 30, 2024, over 80% of our customers have consented to participate in research. These customers permit us to use their de-identified data in our research and many of them regularly respond to our research surveys, providing us with phenotypic data in addition to the genetic data in their DNA samples. We analyze this genotypic and phenotypic data and conduct genome-wide association studies and phenome-wide association studies, which enable us to determine whether particular genetic variants affect the likelihood of individuals developing certain diseases. Our customers can withdraw their consent to participate in research at any time. If a significant number of our customers were to withdraw their consent, or if the percentage of consenting customers were to decline significantly, our ability to conduct research successfully could be diminished, which could adversely affect our business.
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
Development of Therapeutic Product Candidates
Our ability to successfully identify and develop therapeutic product candidates will determine the success of our Therapeutics business over time. Developing therapeutic product candidates with novel genetic evidence requires a significant investment of resources over a prolonged period of time. While our strategy includes continued investments in this area, we expect the investment level to be lower than in prior years. As of June 30, 2024, we have two internal product candidates in clinical development, as well as multiple discovery stage programs.
We have incurred, and will continue to incur, significant research and development costs for preclinical studies and clinical trials. We expect that our research and development expenses will continue to constitute a significant portion of our expenses in future periods.
Collaborations
Substantially all of our research services revenues were generated from the original GSK Agreement.
The exclusive target discovery term under the original GSK Agreement expired in July 2023. In October 2023, we entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in our database (the “New Data”), as well as access to certain research services with respect to such New Data in return for a $20.0 million data access fee, which we received during fiscal 2024. See Note 4, “Collaborations” to our condensed consolidated financial statements for more information regarding the 2023 GSK Amendment. Our ability to enter into new collaboration agreements will affect our research services revenues. If we are unable to enter into additional collaboration agreements, our future research services revenue may decline.
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
Expansion into New Categories and Customer Retention

We launched our 23andMe+ Premium membership service in October 2020, and through our acquisition of Lemonaid Health, we began providing access to telehealth services in November 2021. In November 2023, we launched Total Health, our comprehensive ongoing early detection health membership.
We expect to expand into new categories and innovative healthcare models with the goal of driving future growth. Such opportunities include product enhancements, such as our proprietary polygenic risk scores, new product offerings aimed at extending our personalized and customer-centric philosophy to primary healthcare, and potential additional acquisitions of other consumer-oriented healthcare businesses. Such expansion would allow us to increase the number of engaged customers who purchase additional products and services.
The success of our membership service will depend upon our ability to acquire and retain members over an extended period. Retention of customers will be based on the perceived value of the premium content and features they receive. If we are unable to provide sufficiently compelling new content and features, members may not renew.
Similarly, the success of our telehealth business is dependent on our ability to attract and retain patients and members, as well as continuing to expand our offering in related products and services categories. Category expansion allows us to increase the number of patients to whom we can provide products and services. It also allows us to offer access to treatment of additional conditions that may already affect our current patients. Expanding into new categories will require financial investments in additional headcount, marketing and customer acquisition expenses, additional operational capabilities, and may require the purchase of new inventory. If we are unable to generate sufficient demand in new categories, we may not recover the financial investments we make in new categories and revenue may not increase in the future.
Our Total Health product combines select features and services of our membership and telehealth offerings. As such, the success of the Total Health product will depend on factors similar to those described above.
Investments in Growth and Innovation
Our research platform is based on a continually growing database of genotypic and phenotypic information. Our database allows us to conduct analyses in a broad-based fashion, by searching for genetic signatures of particular diseases or the likelihood of a particular genetic variant causing disease in a particular individual or group of individuals who share the same trait. We believe that our platform enables us to rapidly and serially conduct studies across an almost unlimited number of conditions at unprecedented statistical power, yielding insights into the causes and potential treatments of a wide variety of diseases.
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
We expect to continue investing in our business to capitalize on market opportunities and the long-term growth of our Company. We plan to continue to invest in our research and development efforts and in marketing to acquire new customers and drive brand awareness, and also expect to incur software development costs as we work to enhance our existing products, expand the depth of our membership services, and design new offerings, including additional primary care offerings. In addition, we expect to continue to incur increased expenses associated with operating as a public company. The expenses we incur may vary significantly by quarter depending, for example, on when significant hiring takes place, and as we focus on building out different aspects of our business. We regularly evaluate our capital allocation approach to make sure that our capital is being used for the highest value-creating activities and in the most efficient manner. This may require changes to investment levels, how we operate, or are structured to ensure alignment to business priorities.
Recent Developments
As previously disclosed, the Company formed a special committee composed of independent members of the Board of Directors (the “Special Committee”). The role of the Special Committee is to review strategic alternatives that may be available to the Company to maximize stockholder value. On April 17, 2024, Anne Wojcicki, Chief Executive Officer, Co-Founder, and Chair of the Board of Directors of the Company disclosed that she is considering making a proposal to acquire all of the outstanding shares of the Company that she does not currently own. Ms. Wojcicki also indicated that she wishes to maintain control of the Company and, therefore, will not be willing to support any alternative transaction. As previously disclosed, on July 29, 2024, the Special Committee received a preliminary non-binding indication of interest from Ms. Wojcicki to acquire all of the outstanding shares of the Company not owned by her or her affiliates or any other stockholder that she invites to roll over their shares, for cash consideration of $0.40 per share (the “Preliminary Proposal”), as set forth in Amendment No. 2 to Schedule 13D filed by ABeeC 2.0 LLC (Ms. Wojcicki’s affiliated entity) with the SEC on July 31, 2024. On August 2, 2024, we issued a press release announcing the Special Committee’s response to the Preliminary Proposal, including certain requirements for any revised proposal from Ms. Wojcicki. The Special Committee will carefully evaluate any revised proposal from Ms. Wojcicki when and if it is made, and will also consider strategic alternatives, including continuing to operate as a publicly traded company. The Special Committee is committed to acting in the best interests of the Company and its stockholders.

On July 15, 2024, we reached an agreement in principle to settle the putative class action lawsuits currently pending in the U.S. District Court for the Northern District of California. The parties executed a confidential settlement term sheet on July 29, 2024. See Note 11, “Commitments and Contingencies — Cybersecurity Incident,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
Basis of Presentation

The unaudited condensed consolidated financial statements and accompanying notes of the Company included elsewhere in this Form 10-Q include the accounts of 23andMe Holding Co. and its consolidated subsidiaries and variable interest entities and were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). As 23andMe, Inc. is considered the Company’s accounting predecessor, certain historical financial information presented in the condensed consolidated financial statements represents the accounts of 23andMe, Inc. and its wholly owned subsidiary.
We operate in two reporting segments: (1) Consumer and Research Services and (2) Therapeutics. The Consumer and Research Services segment consists of our PGS and telehealth business, as well as research services that we perform under agreements with third parties, including the original GSK Agreement and the 2023 GSK Amendment, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. During the three months ended June 30, 2024 and 2023, all our revenues were derived from our Consumer and Research Services segment. See “Adjusted EBITDA” section below for further details.
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe that the following metrics are useful in evaluating our business:
•PGS Customers. “Customers” means individuals who have registered a PGS kit and provided their DNA sample. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming members of our 23andMe+ Premium membership service, especially if they consent to participate in our research. We had approximately 15.3 million and 15.1 million Customers as of June 30, 2024 and March 31, 2024, respectively.
•Consenting Customers. “Consenting Customers” are Customers who have affirmatively opted in to participate in our research program. Consenting Customers are critical to our research programs and to the continuing growth of our database, which we use to identify drug targets and to generate new and interesting additional ancestry and health reports. Moreover, Consenting Customers respond to our research surveys, providing useful phenotypic data about their traits, habits, and lifestyles, which we analyze using de-identified data to determine whether a genetic variant makes an individual more or less likely to develop certain diseases. A Consenting Customer is likely to be more engaged with our brand, which may lead to the purchase of our 23andMe+ Premium membership service and to participation in further research studies, helping us to advance our research. As of June 30, 2024, over 80% of our Customers were Consenting Customers.
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
•Adjusted EBITDA. Adjusted EBITDA, a non-GAAP financial measure, is the measure of segment profitability reported to our CEO, the CODM. See “—Adjusted EBITDA” below for further details and a reconciliation of Adjusted EBITDA to net loss.
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
See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in our Fiscal 2024 Form 10-K for a more detailed discussion of our revenue recognition policies.
Cost of Revenue, Gross Profit, and Gross Margin

Cost of service revenue for PGS primarily consists of cost of raw materials, lab processing fees, personnel-related expenses, including salaries, benefits, and stock-based compensation, shipping and handling, and allocated overhead. Cost of service revenue for telehealth primarily consists of personnel-related expenses as described above that we incur for medical services, and amortization of intangible assets. Cost of product revenue consists of personnel-related expenses, telehealth prescription drug costs, packaging and shipping, and allocated overhead. Cost of revenue for research services primarily consists of personnel-related expenses as described above, and allocated overhead. We expect cost of revenue to fluctuate from period to period in the foreseeable future in absolute dollars but gradually decrease as a percentage of revenue over the long term.

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the volume of PGS kit sales recognized, the prices we charge for our PGS products and research services, the prices we charge and renewal rates of members within our membership services, the prices we charge for telehealth services (medical visits, pharmacy services, and memberships), the fees we incur for lab processing PGS kits, the costs we incur for medical services and prescription drug costs, the revenues from our collaboration agreements, and the personnel costs to fulfill them. We expect our Consumer and Research Services gross margin to increase over the long term as membership revenues become a higher percentage of revenue mix, although our gross margin may fluctuate from period to period. Substantially all our research services revenue in the periods presented was derived from the original GSK Agreement, the exclusive target discovery term of which expired in July 2023. In October 2023, we entered into the 2023 GSK Amendment to provide GSK with a non-exclusive license to certain new, de-

identified, aggregated New Data, as well as access to certain of our research services with respect to such New Data. See Note 4, “Collaborations” to our condensed consolidated financial statements for additional information regarding the 2023 GSK Amendment. If we are unable to add new research services agreements, our research services revenue may decline substantially.
Operating Expenses
Our operating expenses primarily consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related expenses, which include salaries, benefits, and stock-based compensation, are the most significant component of research and development and general and administrative expenses. Advertising and brand-related spend and personnel-related expenses represent the primary components of sales and marketing expenses. Operating expenses also include allocated overhead costs. Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Allocated overhead costs include shared costs associated with facilities (including rent and utilities) and related personnel, information technology and related personnel, and depreciation of property and equipment. We regularly evaluate our capital allocation approach to make sure our capital is being used for the highest value-creating activities and in the most efficient manner. This may require changes to investment levels, how we operate, or are structured to ensure alignment to business priorities.
Research and Development Expenses
Our research and development expenses support our efforts to add new services and features to our existing services, and to ensure the reliability and scalability of our services across our Consumer and Research Services segment. Research and development expenses also include our efforts to discover and genetically-validate new therapeutic product candidates and continue to develop our portfolio of existing therapeutic product candidates, either as our own proprietary programs or those in collaboration with partners across our Therapeutics segment. Research and development expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our research and development personnel, collaboration expenses, preclinical and clinical trial costs, laboratory services and supplies costs, third-party data services, and allocated overhead.
We plan to continue to invest in our research and development efforts. We intend to make investments in therapeutics research and development efforts as we progress clinical trials for either our own proprietary or collaboration programs. Our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of advertising costs, personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our sales and marketing personnel, amortization and impairment of intangible assets, outside services, and allocated overhead.
Advertising and brand costs consist primarily of direct expenses related to television, online and radio advertising, including production and branding, paid search, online display advertising, direct mail, affiliate programs, marketing collateral, market research and public relations. Advertising production costs are expensed the first time that the advertising takes place, and all other advertising costs are expensed as incurred. Deferred advertising costs primarily consist of vendor payments made in advance to secure media spots across varying media channels, as well as production costs incurred before the first time the advertising takes place. Deferred advertising costs are expensed on the first date that the advertisements occur. In addition, advertising costs include platform fees due to brokers related to our third-party retailers.
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

We currently experience substantial general and administrative expenses in connection with operating as a public company, including expenses associated with compliance with SEC rules and regulations, and related legal, audit, insurance, investor relations, professional services, and other administrative expenses. We anticipate general and administrative expenses will stabilize over the long term and gradually decrease as a percentage of revenue, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.
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
Provision for (Benefit from) Income Taxes
Provision for income tax primarily consists of separate state tax expense generated by one of the variable interest entities. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates. There was no income tax expense or benefit recognized for the three months ended June 30, 2024 and 2023.

Results of Operations
Comparisons for the Three Months Ended June 30, 2024 and 2023
The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023, respectively, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Service	$34,679	$53,260	$(18,581)	(35%)
Product	5,735	7,604	(1,869)	(25%)
Total revenue	40,414	60,864	(20,450)	(34%)
Cost of revenue:
Service (1)	17,249	26,946	(9,697)	(36%)
Product (1)	2,651	3,238	(587)	(18%)
Total cost of revenue	19,900	30,184	(10,284)	(34%)
Gross profit	20,514	30,680	(10,166)	(33%)
Operating expenses:
Research and development (1)	44,637	62,329	(17,692)	(28%)
Sales and marketing (1)	15,472	22,658	(7,186)	(32%)
General and administrative (1)	32,360	50,740	(18,380)	(36%)
Restructuring and other charges (1)	—	4,217	(4,217)	(100%)
Total operating expenses	92,469	139,944	(47,475)	(34%)
Loss from operations	(71,955)	(109,264)	37,309	(34%)
Other income (expense):
Interest income, net	2,574	4,307	(1,733)	(40%)
Other income (expense), net	(19)	333	(352)	(106%)
Loss before income taxes	(69,400)	(104,624)	35,224	(34%)
Net loss	$(69,400)	$(104,624)	$35,224	(34%)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Cost of service revenue	$976	$2,058	$(1,082)	(53%)
Cost of product revenue	393	414	(21)	(5%)
Research and development	11,071	11,692	(621)	(5%)
Sales and marketing	2,459	1,718	741	43%
General and administrative (a)	6,678	34,576	(27,898)	(81%)
Restructuring and other charges	—	642	(642)	(100%)
Total stock-based compensation expense	$21,577	$51,100	$(29,523)	(58%)
(a)Includes $22.0 million of stock-based compensation charges related to the termination of a Former Lemonaid Officer during the three months ended June 30, 2023.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Revenue:
Service	86%	88%
Product	14%	12%
Total revenue	100%	100%
Cost of revenue:
Service	42%	45%
Product	7%	5%
Total cost of revenue	49%	50%
Gross profit	51%	50%
Operating expenses:
Research and development	111%	102%
Sales and marketing	38%	37%
General and administrative	80%	83%
Restructuring and other charges	—%	8%
Total operating expenses	229%	230%
Loss from operations	(178%)	(180%)
Other income (expense):
Interest income, net	6%	7%
Other income (expense), net	—%	1%
Loss before income taxes	(172%)	(172%)
Net loss	(172%)	(172%)
Revenue
Total revenue decreased by $20.5 million, or 34%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease in total revenue was due to a $12.1 million decrease in research services revenue, primarily attributable to a decrease of $10.7 million related to the original GSK Agreement, the exclusive target discovery term of which concluded in July 2023. The decrease in total revenue was also driven by a $8.4 million decrease in consumer services revenue, which included a $7.8 million decrease in PGS kit revenue driven mainly by lower PGS kit sales volume, as well as a lower average selling price due to greater promotions and discounts versus the prior year quarter. The decrease in consumer services revenue also included a $2.0 million decrease in telehealth services revenue and a $1.9 million decrease in telehealth tangible product revenue, primarily driven by lower medical visits and pharmacy sales compared to the prior year quarter. These decreases were partially offset by a $3.3 million increase in consumer membership services revenue. There was no therapeutics revenue for the three months ended June 30, 2024 and 2023.
Cost of Revenue, Gross Profit and Gross Margin
Total cost of revenue decreased by $10.3 million, or 34%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Cost of revenue for consumer services decreased by $8.9 million, driven by a $4.8 million reduction in telehealth services cost of revenue primarily from lower personnel-related expenses and its share of related overhead allocations following the disposition of Lemonaid Health Limited during the second quarter of the fiscal year ended March 31, 2024. There was also a $0.6 million decrease in telehealth tangible product cost of revenue primarily from reduced shipping costs due to lower sales volume. In addition, there was a decrease in the cost of revenue for PGS of $3.5 million primarily due to lower shipping and fulfillment, lab supplies and processing, and kit costs due to lower PGS kit sales volume. In addition, cost of revenue for research services decreased by $1.4 million primarily due to the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023.

Our overall gross profit decreased by $10.2 million, or 33%, to $20.5 million for the three months ended June 30, 2024 from $30.7 million for the three months ended June 30, 2023. The decrease in gross profit was primarily due to a $10.7 million decrease in research services gross profit mainly driven by the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023. This decrease was partially offset by an increase in consumer gross profit of $0.5 million. Our gross margin improved from 50% for the three months ended June 30, 2023 to 51% for the three months ended June 30, 2024. The increase in gross margin was primarily due to an increase in consumer services gross margin due to continued growth of our membership services, as well as a decrease in telehealth services cost of revenue following the June 2023 reduction in force and the disposition of Lemonaid Health Limited during the second quarter of the fiscal year ended March 31, 2024. This increase was mostly offset by a decrease in research services gross margin, resulting from the conclusion of the exclusive target discovery term of the original GSK Agreement.
Gross margin has historically been higher for activities associated with research services than for consumer services, which includes PGS kits, membership and telehealth services.
Research and Development Expenses
The following table sets forth our research and development expenses for the three months ended June 30, 2024 and 2023, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Personnel-related expenses	$27,692	$32,881	$(5,189)	(16%)
Lab-related research services	4,844	16,922	(12,078)	(71%)
Depreciation, amortization, equipment, and supplies, net of capitalized internal-use software	1,882	777	1,105	142%
Facilities, overhead allocations and other	10,219	11,749	(1,530)	(13%)
Total research and development expenses	$44,637	$62,329	$(17,692)	(28%)
Research and development expenses for the three months ended June 30, 2024 decreased to $44.6 million as compared to $62.3 million for the three months ended June 30, 2023. The $17.7 million, or 28%, decrease was primarily attributable to a $12.1 million decrease in lab-related research services from our proprietary and collaboration therapeutics programs as we opted for a royalty on several GSK partnered programs, resulting in a significant reduction of GSK collaboration expenses during the three months ended June 30, 2024. In addition, there was a $5.2 million decrease in personnel-related expenses, including a decrease in non-cash stock-based compensation expense, primarily due to the June and August 2023 reductions in force. In addition, there was a $1.5 million decrease in facilities, overhead allocations and other expenses, primarily due to a reduction in overhead allocations resulting from the aforementioned reductions in force. These decreases were partially offset by a $1.1 million increase in depreciation, amortization, equipment, and supplies, net of capitalized internal-use software, primarily due to a decrease in the capitalization of internal-use software development costs.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses for the three months ended June 30, 2024 and 2023, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Advertising and brand	$5,660	$11,941	$(6,281)	(53%)
Personnel-related expenses	5,571	4,702	869	18%
Intangibles amortization and impairment, depreciation, equipment, and supplies	1,291	3,166	(1,875)	(59%)
Facilities, overhead allocations and other	2,950	2,849	101	4%
Total sales and marketing expenses	$15,472	$22,658	$(7,186)	(32%)

Sales and marketing expenses for the three months ended June 30, 2024 decreased to $15.5 million as compared to $22.7 million for the three months ended June 30, 2023. The decrease of $7.2 million, or 32%, was primarily driven by a $6.3 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending. There was also a decrease of $1.9 million in intangible asset amortization and impairment, depreciation, equipment, and supplies primarily due to customer relationships being fully amortized within intangible assets in the second quarter of fiscal 2024. These decreases were partially offset by a $0.9 million increase in personnel-related expenses, including an increase in non-cash stock-based compensation expense, primarily due to increased headcount.
General and Administrative Expenses
Total general and administrative expenses for the three months ended June 30, 2024 decreased by $18.4 million, or 36%, to $32.4 million as compared to $50.7 million for the three months ended June 30, 2023. The decrease was primarily due to a $27.5 million reduction in non-cash stock-based compensation, of which $22.0 million was related to a charge taken during the three months ended June 30, 2023 due to the departure of a Former Lemonaid Officer. See Note 13, “Equity Incentive Plans and Stock-Based Compensation” to our condensed consolidated financial statements for details. In addition, there was a decrease of $1.2 million in other payroll-related expenses and a decrease in other expenses, including business insurance, of $1.4 million. These decreases were partially offset by a $11.7 million increase in outside services expenses primarily due to a non-recurring litigation settlement, net of probable insurance recoveries, legal and finance costs incurred by the Special Committee, and an increase in consulting fees.
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
There were no restructuring and other charges incurred during the three months ended June 30, 2024.
Interest Income, net
Interest income, net decreased by $1.7 million from $4.3 million for the three months ended June 30, 2023 to $2.6 million for the three months ended June 30, 2024 primarily due to a decrease in the cash equivalents balance held in money market funds, partially offset by an increase in interest yields compared to the prior year period.
Adjusted EBITDA
We evaluate the performance of each segment based on Adjusted EBITDA, which is a non-GAAP financial measure that we define as net income (loss) before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: litigation settlements, gains or losses on dispositions of subsidiaries and transaction-related costs, and cyber security incident expenses, net of probable insurance recoveries, if applicable for the periods presented. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.
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
The following tables reconcile net loss to Adjusted EBITDA for the three months ended June 30, 2024 and 2023 on a Company-wide basis and for each of our segments:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Segment Revenue: (1)
Consumer and Research Services	$40,414	$60,864	$(20,450)	(34%)
Total revenue	$40,414	$60,864	$(20,450)	(34%)
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(8,841)	$(5,602)	$(3,239)	58%
Therapeutics Adjusted EBITDA	(12,417)	(31,138)	18,721	(60%)
Unallocated Corporate (2)	(13,904)	(13,060)	(844)	6%
Total Adjusted EBITDA	$(35,162)	$(49,800)	$14,638	(29%)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(69,400)	$(104,624)	$35,224	(34%)
Adjustments:
Interest income, net	(2,574)	(4,307)	1,733	(40%)
Other (income) expense, net	19	(333)	352	(106%)
Depreciation and amortization	4,011	4,478	(467)	(10%)
Amortization of acquired intangible assets	1,776	3,638	(1,862)	(51%)
Stock-based compensation expense	21,577	51,100	(29,523)	(58%)
Transaction costs related to disposition of Lemonaid Health (3)	—	248	(248)	(100%)
Cyber security incident expenses, net of probable insurance recoveries (4)	9,429	—	9,429	100%
Total Adjusted EBITDA	$(35,162)	$(49,800)	$14,638	(29%)
(1)There was no Therapeutics revenue for the three months ended June 30, 2024 and 2023.
(2)Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM. These amounts are included in Unallocated Corporate.
(3)Refer to Note 17, “Disposition of Subsidiary” for additional information.
(4)Refer to Note 11, “Commitments and Contingencies — Cyber Security Incident” for additional information.
Consumer and Research Services
Consumer and Research Services Adjusted EBITDA decreased by $3.2 million, or 58%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to a decrease in revenue of $20.5 million, or 34%, partially offset by a decrease in expenses of $17.3 million, or 26%.
Consumer and Research Services revenue decreased due to a $12.1 million decrease in research services revenue, primarily attributable to a decrease of $10.7 million related to the original GSK Agreement, the exclusive target discovery term of which concluded in July 2023. The decrease in total revenue was also driven by a $8.4 million decrease in consumer services revenue, which included a $7.8 million decrease in PGS kit revenue driven mainly by lower PGS kit sales volume, as well as a lower average selling price due to greater promotions and discounts versus the prior year quarter. The decrease in consumer services revenue also included a $2.0 million decrease in telehealth services revenue and a $1.9 million decrease in telehealth tangible product revenue, primarily driven by lower medical visits and pharmacy sales compared to the prior year period. These decreases were partially offset by a $3.3 million increase in consumer membership services revenue.
Consumer and Research Services expenses decreased due to a $6.8 million decrease in payroll-related expenses primarily related to the June 2023 reduction in force and the disposition of Lemonaid Health Limited. There was also a $6.3 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spend. In addition, there was a $3.7 million decrease in shipping and fulfillment, lab supplies and processing, and kit costs due to lower PGS kit sales volume. Non-capitalized equipment and supplies decreased by $1.7 million and other operating expenses decreased by $1.2 million. These decreases were partially offset by a $2.4 million increase in expenses primarily related to a decrease in the capitalization of internal-use software development costs.
Therapeutics
Therapeutics’ Adjusted EBITDA improved by $18.7 million, or 60%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, resulting from a decrease in expenses. There was a $12.4 million decrease in lab-related research services as we opted for a royalty on several GSK partnered programs, resulting in a significant reduction of GSK collaboration expenses during the three months ended June 30, 2024. In addition, there was a $5.3 million decrease in payroll-related expenses as a result of the August 2023 reduction in force and a $1.0 million decrease in other expenses. There was no revenue for the Therapeutics segment for the three months ended June 30, 2024 and 2023.
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
As of June 30, 2024, our principal source of liquidity was our cash and cash equivalents balance of $170.0 million, which is held for working capital purposes. We have incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $2.2 billion as of June 30, 2024. Based on our current cash resources and the reductions in force undertaken in June and August 2023, we believe that our cash as of June 30, 2024 will be sufficient to fund estimated operating expenses and capital expenditure requirements for at least 12 months from the date of the filing of the unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Form 10-Q.
On February 6, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Agent”), pursuant to which we may sell, from time to time, at our option, up to $150.0 million in aggregate principal amount of an indeterminate amount of shares of our Class A common stock, $0.0001 par value per share (the “ATM Shares”), through the Agent, as our sales agent. Subject to the terms of the Sales Agreement, the Agent will use reasonable efforts to sell the ATM Shares from time to time, based upon our instructions (including any price, time, or size limits or other customary parameters or conditions that we may impose), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and pursuant to the Shelf Registration Statement on Form S-3 that we filed with the SEC on February 6, 2023. We will pay the Agent a commission of 3.0% of the gross proceeds from the sales of the ATM Shares, if any. We have also agreed to provide the Agent with customary indemnification and contribution rights. The offering of the ATM Shares will terminate upon the earliest of (a) the sale of the maximum number or amount of the ATM Shares permitted to be sold under the Sales Agreement and (b) the termination of the Sales Agreement by the parties thereto. While we cannot provide any assurances that we will sell any ATM Shares pursuant to the Sales Agreement, we expect to use the net proceeds from the sale of securities under the Sales Agreement, if any, for general corporate purposes, including working capital requirements and operating expenses; we, however, have not allocated the net proceeds for specific purposes. As of the date of this Form 10-Q, we have not made any sales under the Sales Agreement.
We expect to continue to incur operating losses and negative cash flows from operations for the foreseeable future due to the investments that we intend to continue making in research and development, along with associated general and administrative and sales and marketing expenses to capitalize on market opportunities and drive our long-term growth. Cash from operations could also be affected by our customers and other risks, including, without limitation, those risks set forth in Part I, Item 1A, “Risk Factors,” of our Fiscal 2024 Form 10-K, as amended and supplemented in our subsequent reports and filings with the SEC. We will require additional financing to execute our ongoing and future operations and expect to continue to maintain financing flexibility in the current market conditions.
Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing activities, and research and development efforts. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may not be able to obtain additional financing on terms acceptable to us or at all. Our ability to obtain additional financing depends on a number of factors, including, but not limited to, the market price of our Class A common stock, the availability and cost of additional equity capital, our ability to retain the listing of our Class A common stock on The

Nasdaq Stock Market, and the general economic and industry conditions affecting the availability and cost of capital. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected. See Note 2, "Summary of Significant Accounting Policies - Liquidity."
On November 10, 2023, we received a deficiency letter (the “Nasdaq Letter”) from the Nasdaq Listing Qualifications Department (the “Staff”), notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of at least $1.00 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). We did not regain compliance during the initial 180-day compliance period. On May 9, 2024, we received a notification letter from the Staff notifying us that we had been granted an additional 180 days, or until November 4, 2024, to regain compliance with the Minimum Bid Requirement, based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and our written notice of our intention to cure the deficiency during the second compliance period. In order to be eligible to receive the second compliance period, we applied to have its Class A common stock transferred from the Nasdaq Global Select Market to the Nasdaq Capital Market.

We intend to monitor the closing bid price of its common stock between now and November 4, 2024, and will consider available options to regain compliance with the Minimum Bid Requirement. In connection with the foregoing, on July 16, 2024, we filed a Definitive Proxy Statement on Schedule 14A (the “Proxy Statement”) with the SEC in connection with our 2024 Annual Meeting of Stockholders to be held on August 26, 2024 (the “Annual Meeting”). As described in the Proxy Statement, at the Annual Meeting, our stockholders will vote on a proposal to approve an amendment to the our Certificate of Incorporation to combine outstanding shares of our Class A common stock and Class B common stock, respectively, into a lesser number of outstanding shares, or a “reverse stock split,” by a ratio of not less than one-for-five and not more than one-for-thirty, with the exact ratio to be set within this range by our Board of Directors in its sole discretion (“Reverse Stock Split Vote”). However, there can be no assurance that the Reverse Stock Split Vote will be approved by our stockholders, that we will effect the reverse stock split and regain compliance with the Minimum Bid Requirement or that we will be able to otherwise regain compliance with the Minimum Bid Requirement or will be in compliance with other Nasdaq Listing Rules. See Note 2, “Summary of Significant Accounting Policies — Liquidity.”
For the three months ended June 30, 2024, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in the Fiscal 2024 Form 10-K. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended June 30, 2024
	2024	2023
	(in thousands)
Net cash used in operating activities	$(43,270)	$(69,355)
Net cash used in investing activities	$(1,156)	$(2,695)
Net cash provided by (used in) financing activities	$9	$(114)
Cash Flows from Operating Activities
Net cash used in operating activities of $43.3 million for the three months ended June 30, 2024 was primarily related to a net loss of $69.4 million, partially offset by non-cash charges for stock-based compensation of $21.6 million, depreciation and amortization of $4.0 million, and amortization and impairment of internal-use software of $1.8 million. The net changes in operating assets and liabilities of $1.2 million were primarily related to a decrease in operating lease liabilities of $2.4 million primarily due to lease payments, an increase in inventories of $2.3 million primarily driven by a buildup of kit inventory in preparation for July’s Amazon Prime Day, a decrease in deferred revenue of $1.8 million as a result of a decrease in research services deferred revenue related to GSK collaboration and lower PGS kit sales. These were partially offset by a decrease in accounts receivable of $2.2 million primarily due to timing of customer billing, a decrease in operating right-of-use assets of $1.9 million primarily due to right-of-use assets amortization, a decrease in accrued and other current liabilities of $0.6 million primarily due to timing of payments, and a decrease in prepaid expenses and other current assets of $0.4 million primarily due to a decrease in other current assets.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $1.2 million for the three months ended June 30, 2024, which consisted of capitalization of internal-use software costs of $0.9 million and purchases of property and equipment of $0.4 million, offset by proceeds from sale of property and equipment of $0.1 million.
Net cash used in investing activities was $2.7 million for the three months ended June 30, 2023, which consisted of capitalization of internal-use software costs of $2.3 million and purchases of property and equipment of $0.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $9.0 thousand for the three months ended June 30, 2024.
Net cash used in financing activities was $0.1 million for the three months ended June 30, 2023.
Contractual Obligations and Commitments
Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods ranging from 1.5 years to 7.1 years. Refer to Note 10, “Leases,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations.
In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 11, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our commitments as of June 30, 2024.
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
Our significant accounting policies are described in Note 2 to our consolidated financial statements included in our Fiscal 2024 Form 10-K. These are the policies that we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.

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
We recognized breakage revenue from unreturned kits of $4.0 million and $4.6 million for the three months ended June 30, 2024 and 2023, respectively. A hypothetical ten percent change in our breakage rate estimate would not have had a material impact on total revenue recognized during the three months ended June 30, 2024.
There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Fiscal 2024 Form 10-K.
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
Interest Rate Risk
As of June 30, 2024, we had $170.0 million in cash and cash equivalents. Our cash equivalents are comprised primarily of money market accounts held at banks. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income and cash flows. A hypothetical 10% change in interest rates during the three months ended June 30, 2024 and 2023 would not have had a material impact on our historical condensed consolidated financial statements.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all our revenue and expenses are denominated in U.S. dollars. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended June 30, 2024 and 2023. To date, we have not engaged in any hedging strategies. If our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

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
As of June 30, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 11, “Commitments and Contingencies,” of the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q (unless otherwise indicated, the file number with respect to each filed document is 001-39587):
Exhibit Index

10.1
Consulting Agreement, dated as of May 23, 2024, by and between the Company and Kathy Hibbs (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 24, 2024)

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

23ANDME HOLDING CO.

Date:	August 8, 2024	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Joseph Selsavage
Name: Joseph Selsavage
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)