Form 10-Q
period 2024-09-30
23andMe Holding Co.
filed 2024-11-12
CIK 1804591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM___________ TO___________
Commission File Number 001-39587
____________________________________________
23ANDME HOLDING CO.
(Exact name of Registrant as specified in its Charter)
____________________________________________

Delaware	87-1240344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

223 N. Mathilda Avenue Sunnyvale California	94086
(Address of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2024, there were 19,011,874 shares of Class A common stock, $0.0001 par value per share, and 7,106,123 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
23ANDME HOLDING CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$126,601	$216,488
Restricted cash	1,499	1,399
Accounts receivable, net	446	3,324
Inventories	14,846	12,465
Deferred cost of revenue	5,742	4,792
Prepaid expenses and other current assets	39,650	16,841
Total current assets	188,784	255,309
Property and equipment, net	24,814	28,351
Operating lease right-of-use assets	45,104	48,894
Restricted cash, noncurrent	8,974	6,974
Internal-use software, net	20,479	20,516
Intangible assets, net	29,295	33,255
Other assets	1,486	1,868
Total assets	$318,936	$395,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable (includes related party amounts of nil and $3,809, respectively)	$6,486	$11,571
Accrued expenses and other current liabilities (includes related party amounts of $1,930 and $6,752, respectively)	67,328	42,263
Deferred revenue (includes related party amounts of $21,659 and $10,999, respectively)	69,751	64,827
Operating lease liabilities	9,266	8,670
Total current liabilities	152,831	127,331
Deferred revenue, noncurrent (includes related party amounts of nil and $10,000, respectively)	—	10,000
Operating lease liabilities, noncurrent	62,422	67,845
Other liabilities	1,754	1,471
Total liabilities	217,007	206,647
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock - par value $0.0001, 10,000,000 shares authorized as of September 30, 2024 and March 31, 2024; zero shares issued and outstanding as of September 30, 2024 and March 31, 2024	—	—
Common stock, par value $0.0001 - Class A shares, 1,140,000,000 shares authorized, 17,514,204 and 16,169,741 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively; Class B shares, 350,000,000 shares authorized, 8,322,160 and 8,336,229 shares issued and outstanding as of September 30, 2024 and March 31, 2024, respectively (1)	3	2
Additional paid-in capital (1)	2,403,517	2,361,606
Accumulated deficit	(2,301,591)	(2,173,088)
Total stockholders’ equity	101,929	188,520
Total liabilities and stockholders’ equity	$318,936	$395,167

(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 2, “Summary of Significant Accounting Policies” and Note 19, “Subsequent Events,” for further information about the reverse stock split.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Service (includes related party revenue of $308 and $1,082 for the three months ended September 30, 2024 and 2023, respectively, and $489 and $11,753 for the six months ended September 30, 2024 and 2023, respectively)	$38,514	$42,766	$73,193	$96,026
Product	5,557	7,233	11,292	14,837
Total revenue	44,071	49,999	84,485	110,863
Cost of revenue:
Service (includes related party cost of nil and $20 for the three months ended September 30, 2024 and 2023, respectively, and nil and $295 for the six months ended September 30, 2024 and 2023, respectively)	18,801	25,227	36,050	52,172
Product	2,863	3,043	5,514	6,281
Total cost of revenue	21,664	28,270	41,564	58,453
Gross profit	22,407	21,729	42,921	52,410
Operating expenses:
Research and development (includes related party expenses of $(386) and $4,907 for the three months ended September 30, 2024 and 2023, respectively, and $185 and $8,208 for the six months ended September 30, 2024 and 2023, respectively)	41,041	54,588	85,678	116,917
Sales and marketing	16,874	18,328	32,346	40,986
General and administrative	23,418	25,290	55,778	76,030
Restructuring and other charges	2,242	2,654	2,242	6,871
Total operating expenses	83,575	100,860	176,044	240,804
Loss from operations	(61,168)	(79,131)	(133,123)	(188,394)
Other income (expense):
Interest income, net	2,009	3,752	4,583	8,059
Other income (expense), net	15	145	(4)	477
Loss before income taxes	(59,144)	(75,234)	(128,544)	(179,858)
Provision for (benefit from) income taxes	(41)	36	(41)	36
Net loss	(59,103)	(75,270)	(128,503)	(179,894)
Other comprehensive loss, net of tax	—	954	—	620
Total comprehensive loss	$(59,103)	$(74,316)	$(128,503)	$(179,274)
Net loss per share of Class A and Class B common stock attributable to common stockholders (1):
Basic and diluted (1)	$(2.32)	$(3.17)	$(5.11)	$(7.68)
Weighted-average shares used to compute net loss per share (1):
Basic and diluted (1)	25,519,658	23,742,914	25,151,988	23,429,600

(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 2, “Summary of Significant Accounting Policies” and Note 19, “Subsequent Events,” for further information about the reverse stock split.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital (1)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount (1)
Balance as of March 31, 2024	24,505,970	$2	$2,361,606	$(2,173,088)	$188,520
Issuance of common stock upon exercise of stock options	6,889	—	58	—	58
Issuance of common stock upon release of restricted stock units	184,838	—	—	—	—
Issuance of common stock upon release of restricted stock units under the 23andMe Second Amended and Restated Annual Incentive Plan	607,222	1	6,450	—	6,451
Net share settlements for stock-based minimum tax withholdings	(4,415)	—	(48)	—	(48)
Stock-based compensation expense	—	—	17,923	—	17,923
Net loss	—	—	—	(69,400)	(69,400)
Balance as of June 30, 2024	25,300,504	$3	$2,385,989	$(2,242,488)	$143,504
Issuance of common stock upon release of restricted stock units	484,051	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(9,998)	—	(70)	—	(70)
Issuance of common stock under employee stock purchase plan	61,807	—	331	—	331
Stock-based compensation expense	—	—	17,267	—	17,267
Net loss	—	—	—	(59,103)	(59,103)
Balance as of September 30, 2024	25,836,364	$3	$2,403,517	$(2,301,591)	$101,929

	Common Stock		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount (1)
Balance as of March 31, 2023	23,059,998	$2	$2,220,941	$(620)	$(1,506,384)	$713,939
Issuance of common stock upon exercise of stock options	9,036	—	85	—	—	85
Issuance of common stock upon release of restricted stock units	90,640	—	—	—	—	—
Issuance of common stock upon release of restricted stock units under the 23andMe Second Amended and Restated Annual Incentive Plan	448,053	—	18,630	—	—	18,630
Net share settlements for stock-based minimum tax withholdings	(2,949)	—	(121)	—	—	(121)
Stock-based compensation expense	—	—	47,915	—	—	47,915
Other comprehensive loss	—	—	—	(334)	—	(334)
Net loss	—	—	—	—	(104,624)	(104,624)
Balance as of June 30, 2023	23,604,778	$2	$2,287,450	$(954)	$(1,611,008)	$675,490
Issuance of common stock upon exercise of stock options	41,428	—	388	—	—	388
Issuance of common stock upon release of restricted stock units	217,919	—	—	—	—	—
Issuance of common stock upon release of restricted stock units under the 23andMe Second Amended and Restated Annual Incentive Plan	2,900	—	102	—	—	102
Net share settlements for stock-based minimum tax withholdings	(951)	—	(22)	—	—	(22)
Issuance of common stock under employee stock purchase plan	75,477	—	1,411	—	—	1,411
Stock-based compensation expense	—	—	22,198	—	—	22,198
Other comprehensive income	—	—	—	954	—	954
Net loss	—	—	—	—	(75,270)	(75,270)
Balance as of September 30, 2023	23,941,551	$2	$2,311,527	$—	$(1,686,278)	$625,251

(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 2, “Summary of Significant Accounting Policies” and Note 19, “Subsequent Events,” for further information about the reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(128,503)	$(179,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,948	13,714
Amortization and impairment of internal-use software	4,586	2,514
Stock-based compensation expense	41,063	74,840
Gain on disposal of property and equipment	(55)	(5)
Loss on disposition of Lemonaid Health Limited	—	2,026
Other operating activities	—	(504)
Changes in operating assets and liabilities:
Accounts receivable, net (includes related party amounts of $1 and $19 for the six months ended September 30, 2024 and 2023, respectively)	2,878	396
Inventories	(2,381)	(4,733)
Deferred cost of revenue	(950)	(406)
Prepaid expenses and other current assets	(174)	(2,433)
Operating lease right-of-use assets	3,790	3,529
Other assets	381	664
Accounts payable (includes related party amounts of $(3,809) and $(3,186) for the six months ended September 30, 2024 and 2023, respectively)	(5,063)	(3,951)
Accrued expenses and other current liabilities (includes related party amounts of $(4,822) and $4,993 for the six months ended September 30, 2024 and 2023, respectively)	1,899	(5,674)
Deferred revenue (includes related party amounts of $661 and $(11,753) for the six months ended September 30, 2024 and 2023, respectively)	(5,076)	(22,237)
Operating lease liabilities	(4,826)	(4,255)
Other liabilities	283	(65)
Net cash used in operating activities	(84,200)	(126,474)
Cash flows from investing activities:
Purchases of property and equipment	(566)	(715)
Proceeds from sale of property and equipment	159	5
Capitalized internal-use software costs	(3,449)	(4,758)
Net cash used in investing activities	(3,856)	(5,468)
Cash flows from financing activities:
Proceeds from exercise of stock options	58	473
Proceeds from issuance of common stock under employee stock purchase plan	331	1,411
Payments of deferred offering costs	(2)	(263)
Payments for taxes related to net share settlement of equity awards	(118)	(142)
Net cash provided by financing activities	269	1,479
Net decrease in cash, cash equivalents and restricted cash	(87,787)	(130,463)
Cash, cash equivalents and restricted cash—beginning of period	224,861	395,222
Cash, cash equivalents and restricted cash—end of period	$137,074	$264,759
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$85	$26
Stock-based compensation capitalized for internal-use software costs	$1,099	$2,089
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$126,601	$256,386
Restricted cash, current	1,499	1,399
Restricted cash, noncurrent	8,974	6,974
Total cash, cash equivalents and restricted cash	$137,074	$264,759
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
As previously disclosed, the Company formed a special committee composed of independent members of the Board of Directors (the “Special Committee”) on March 28, 2024. The role of the Special Committee was to review strategic alternatives that may be available to the Company to maximize stockholder value. On April 17, 2024, Anne Wojcicki, Chief Executive Officer (“CEO”), Co-Founder, and Chair of the Board of Directors of the Company disclosed that she is considering making a proposal to acquire all of the outstanding shares of the Company that she does not currently own. Ms. Wojcicki also indicated that she wishes to maintain control of the Company and, therefore, will not be willing to support any alternative transaction. As previously disclosed, on July 29, 2024, the Special Committee received a preliminary non-binding indication of interest from Ms. Wojcicki to acquire all of the outstanding shares of the Company not owned by her or her affiliates or any other stockholder that she invites to roll over their shares, for cash consideration of $0.40 per share (on a pre-Reverse Stock Split basis) (the “Preliminary Proposal”), as set forth in Amendment No. 2 to Schedule 13D filed by ABeeC 2.0 LLC (Ms. Wojcicki’s affiliated entity) (“ABeeC”) with the Securities and Exchange Commission (the “SEC”) on July 31, 2024. On August 2, 2024, the Company issued a press release announcing the Special Committee’s response to the Preliminary Proposal, including certain requirements for any revised proposal from Ms. Wojcicki. As disclosed in Amendment No. 3 to Schedule 13D filed by ABeeC with the SEC on September 11, 2024, in response to requests from the Special Committee, on September 9, 2024, Ms. Wojcicki notified the members of the Special Committee that Ms. Wojcicki would be open to considering third-party takeover proposals for the Company. On September 17, 2024, the Company issued a press release regarding the resignations of seven non-employee directors (collectively, the “Resigning Directors”) from the Company’s Board of Directors (the “Resignations”). As set forth in the Resigning Directors’ resignation letter dated September 17, 2024, the Resigning Directors stated that such Resigning Directors differed from Ms. Wojcicki on the strategic direction for the Company, and that, as a result of such difference and Ms. Wojcicki’s concentrated voting power, the Resigning Directors believed that it was in the best interest of the Company’s stockholders to resign from the Board of Directors. In Amendment No. 4 to Schedule 13D filed by ABeeC with the SEC on September 18, 2024, Ms. Wojcicki announced that the Company will immediately begin identifying independent directors to join the Company’s Board of Directors. In Amendment No. 5 to Schedule 13D filed by ABeeC with the SEC on September 30, 2024, Ms. Wojcicki disclosed that she was no longer open to considering any third-party proposals to buy the Company and that she remains committed to completing a take-private acquisition of the Company. In connection with the Company’s announcement of the appointment of three independent directors to the Company’s Board of Directors, ABeeC filed Amendment No. 6 to Schedule 13D with the SEC on October 29, 2024. Each of the newly-appointed independent directors was subsequently appointed to the Special Committee on November 2, 2024, See Note 19, “Subsequent Events,” for additional details.
The Company has evaluated how it is organized and managed and has identified two reporting segments: (1) Consumer and Research Services, and (2) Therapeutics. The Company is headquartered in Sunnyvale, California and is incorporated in the State of Delaware.

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
For the three and six months ended September 30, 2024 and 2023, the Company’s operations were primarily in the United States. The Company had immaterial operations in the United Kingdom (“U.K.”) prior to the disposition of its U.K. subsidiary on August 1, 2023.
There have been no material changes to the Company’s significant accounting policies during the six months ended September 30, 2024, as compared to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on May 30, 2024 (the “Fiscal 2024 Form 10-K”).
Change in Capital Structure

As described more fully in Note 19, “Subsequent Events,” effective October 16, 2024, the Company effected a one-for-twenty reverse stock split of all of its issued and outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”). All share and per share amounts presented in the unaudited condensed consolidated financial statements and accompanying notes, including, but not limited to, shares issued and outstanding, dollar amounts of common stock, additional paid-in capital, earnings/(loss) per share, and options, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total numbers of authorized shares of Class A common stock and Class B common stock or their respective par values per share as a result of this change.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the fiscal year ended March 31, 2024 (the “audited consolidated financial statements”) that were included in the Fiscal 2024 Form 10-K. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2024 and its condensed consolidated results of operations and cash flows for the six months ended September 30, 2024 and 2023. The results of operations for the three and six months ended September 30, 2024 are not necessarily indicative of the results expected for the year ending March 31, 2025 or any other future interim or annual periods, due to among other factors, the seasonal nature of the business.
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
A single supplier accounted for 100% of the Company’s total purchases of microarrays, and a separate single supplier accounted for 100% of the Company’s total purchases of kits for the three and six months ended September 30, 2024 and 2023. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three and six months ended September 30, 2024 and 2023.
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
Significant customer information is as follows:

	September 30, 2024	March 31, 2024
Percentage of accounts receivable:
Customer C(1)	10%	59%
Customer F	55%	—%
Customer I	—%	30%
Customer J	14%	*
Customer K	17%	*
•less than 10%
(1)Customer C is a reseller.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Percentage of revenue:
Customer C(1)	26%	26%	23%	21%
Customer B	*	*	*	11%
•less than 10%
(1)Customer C is a reseller.
Cash, Cash Equivalents and Restricted Cash

Cash consists of bank deposits held at financial institutions. Cash in U.S. banks is insured to the extent defined by the Federal Deposit Insurance Corporation. Cash equivalents consist primarily of short-term money market funds. The Company maintains certain cash amounts restricted as to its withdrawal or use, which are related to letters of credit in connection with the Company's Sunnyvale operating lease agreement and the Company’s credit card processor, as well as collateral held against the Company’s corporate credit cards. The Company held total restricted cash of $10.5 million and $8.4 million as of September 30, 2024 and March 31, 2024, respectively. The increase in restricted cash related to a new letter of credit entered into by the Company in April 2024 as collateral related to the Company’s credit card processor. On November 1, 2024, there was a $3.5 million increase in the restricted cash balances related to an amended letter of credit entered into by the Company as collateral related to the Company’s credit card processor.
Escrow Related to Acquisition
On November 1, 2021, the Company completed its acquisition of Lemonaid Health, and upon the acquisition closing date, funds were placed in escrow to cover a potential purchase price adjustment and to secure the indemnification obligations of the former equity holders of Lemonaid Health. In May 2023, $6.0 million of the escrow amount was released. The remaining escrow amount of $6.2 million was released during the first quarter of fiscal 2025. Accordingly, the entire escrow amount has been released.
Liquidity and Going Concern
Going Concern

The unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business.

In accordance with Subtopic 205-40, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the unaudited interim condensed consolidated financial statements included in this report are issued.

The Company has incurred significant operating losses as reflected in its accumulated deficit and negative cash flows from operations. As of September 30, 2024, the Company had an accumulated deficit of $2.3 billion, and cash and cash equivalents of $126.6 million. The Company will need additional liquidity to fund its necessary expenditures and financial commitments for 12 months after the date that the unaudited interim condensed consolidated financial statements included in this report are issued. The Company has determined that, as of the filing date of this report, there is substantial doubt about the Company’s ability to continue as a going concern.

To improve its financial condition and liquidity position, the Company is working to execute its business plan, manage ongoing operational expenses, and implement cost-cutting measures, as well as raising additional capital. See Note 19, “Subsequent Events,” for additional details. The Company’s ability to continue as a going concern, however, is contingent upon the Company’s ability to successfully implement its operational and financial plans, and if the Company fails to do so and/or is unable to raise sufficient capital or consummate a strategic transaction, it could be forced to modify or cease operations. While the Company believes in the viability of its strategy, there are numerous risks and uncertainties that may prevent, and there can be no assurances regarding, the successful implementation of the Company’s operational and financial plans and/or the consummation of any transactions. See Note 1, “Organization and Description of Business” for additional details.

The unaudited interim condensed consolidated financial statements do not reflect any adjustments pertaining to the recoverability and classification of assets or the amount and classification of liabilities or any other adjustments that would be necessary if the Company were unable to continue as a going concern.
Nasdaq Deficiency Minimum Bid Price
On November 10, 2023, the Company received a deficiency letter (the “First Nasdaq Letter”) from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires the Company to maintain a minimum bid price of at least $1.00 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). The Company’s failure to comply with the Minimum Bid Requirement was based on its Class A common stock per share price being below the $1.00 threshold for a period of 30 consecutive trading days. Pursuant to the First Nasdaq Letter, the Company had an initial 180 calendar days from the date of the First Nasdaq Letter to regain compliance. The Company did not regain compliance during the initial compliance period.
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
In connection with the foregoing, on July 16, 2024, the Company filed a Definitive Proxy Statement on Schedule 14A with the SEC in connection with the Company’s 2024 Annual Meeting of Stockholders, which was held on August 26, 2024 (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders, by an affirmative vote of the holders of at least two-thirds (67%) of the voting power of the outstanding shares of the Company’s Class A common stock and Class B common stock voting together as a single class, approved a proposal authorizing the Company’s Board of Directors, in its discretion, to effect a reverse stock split of the Company’s outstanding shares of Class A common stock and Class B common stock, respectively, by a ratio of not less than one-for-five and not more than one-for-thirty, with the exact ratio to be set within this range by the Company’s Board of Directors in its sole discretion. On October 7, 2024, the Company’s Board of Directors approved the Reverse Stock Split at a ratio of one-for-twenty. The Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on October 16, 2024, and on October 30, 2024, the Company regained compliance with the Minimum Bid Requirement. See Note 19, “Subsequent Events,” for additional details.
Nasdaq Deficiency Independent Directors
On September 18, 2024, the Company received a deficiency letter from the Staff, notifying the Company that the Company was not in compliance with Nasdaq Listing Rule 5605 (the “Second Nasdaq Letter”). Specifically, as a result of the Resignations, the Company was no longer in compliance with the following (collectively, the “Corporate Governance Requirements”):
•Nasdaq Listing Rule 5605(b), which requires, among other things, that a majority of the Company’s Board of Directors be comprised of Independent Directors (as defined in Nasdaq Listing Rule 5605(a)(2));
•Nasdaq Listing Rule 5605(c), which requires, among other things, that the Company have an Audit Committee that has at least three members, each of whom must (i) be an Independent Director, (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended, (iii) not have participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and (iv) be able to read and understand fundamental financial statements;
•Nasdaq Listing Rule 5605(d), which requires, among other things, that the Company have a Compensation Committee that has at least two members, each of whom must be an Independent Director; and
•Nasdaq Listing Rule 5605(e), which requires, among other things, that the Company have Independent Director oversight of director nominations.
Pursuant to the Second Nasdaq Letter, the Company had until October 3, 2024 to submit a plan to regain compliance with the Corporate Governance Requirements (the “Plan”) for the Staff’s review. The Company submitted the

Plan to the Staff on September 26, 2024, and on October 30, 2024, the Company regained compliance with the Corporate Governance Requirements. See Note 19, “Subsequent Events” for additional details.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of this new standard.

3.    Revenue
Disaggregation of Revenue
The following table presents revenue by category:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(in thousands, except percentages)
Point in Time (1)
Personal genome service (“PGS”)	$27,652	63%	$34,202	68%	$52,049	62%	$65,961	59%
Telehealth	4,890	11%	6,872	14%	9,929	12%	15,157	14%
Consumer services	32,542	74%	41,074	82%	61,978	74%	81,118	73%
Research services	—	—%	—	—%	344	—%	2,353	2%
Total	$32,542	74%	$41,074	82%	$62,322	74%	$83,471	75%

Over Time (1)
PGS	$9,515	22%	$5,400	11%	$17,624	20%	$10,670	10%
Telehealth	1,533	3%	2,184	4%	3,141	4%	4,423	4%
Consumer services	11,048	25%	7,584	15%	20,765	24%	15,093	14%
Research services	481	1%	1,341	3%	1,398	2%	12,299	11%
Total	$11,529	26%	$8,925	18%	$22,163	26%	$27,392	25%

Revenue by Category (1)
PGS	$37,167	84%	$39,602	79%	$69,673	82%	$76,631	69%
Telehealth	6,423	15%	9,056	18%	13,070	16%	19,580	18%
Consumer services	43,590	99%	48,658	97%	82,743	98%	96,211	87%
Research services	481	1%	1,341	3%	1,742	2%	14,652	13%
Total	$44,071	100%	$49,999	100%	$84,485	100%	$110,863	100%
(1)There was no Therapeutics revenue for the three and six months ended September 30, 2024 and 2023.
The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(in thousands, except percentages)
United States	$38,671	88%	$42,185	84%	$73,956	88%	$85,511	77%
United Kingdom	1,968	4%	4,163	8%	4,092	5%	18,518	17%
Canada	2,402	5%	2,558	5%	4,417	5%	4,728	4%
Other regions	1,030	3%	1,093	3%	2,020	2%	2,106	2%
Total	$44,071	100%	$49,999	100%	$84,485	100%	$110,863	100%

Breakage Revenue
The Company sells through multiple channels, including direct-to-consumer via the Company’s website and through online retailers. If the customer does not return the kit for processing, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. The Company recognized breakage revenue from unreturned kits of $5.4 million and $4.3 million for the three months ended September 30, 2024 and 2023, respectively, and $9.4 million and $8.9 million for the six months ended September 30, 2024 and 2023, respectively.
Contract Balances
Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations in the Company's Research Services contracts and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The amount of contract assets was immaterial as of September 30, 2024 and March 31, 2024.
Contract liabilities consist of deferred revenue. As of September 30, 2024 and March 31, 2024, deferred revenue for consumer services was $47.2 million and $52.3 million, respectively. Of the $52.3 million of deferred revenue for consumer services as of March 31, 2024, the Company recognized $10.8 million and $32.4 million as revenue during the three and six months ended September 30, 2024, respectively.
As of September 30, 2024 and March 31, 2024, deferred revenue for research services was $22.6 million and $22.5 million, respectively. As of September 30, 2024 and March 31, 2024, deferred revenue for research services included $21.7 million and $21.0 million, respectively, of related party deferred revenue. Of the $22.5 million of deferred revenue for research services as of March 31, 2024, the Company recognized $0.4 million and $1.4 million as revenue during the three and six months ended September 30, 2024, respectively, which included related party revenue of $0.3 million and $0.5 million for the three and six months ended September 30, 2024, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to not disclose the value of unsatisfied performance obligations for PGS and telehealth as those contracts have an expected length of one year or less. As of September 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $26.7 million. The Company expects to recognize revenue of approximately 86% of this amount over the next 12 months and the remainder thereafter. During the three and six months ended September 30, 2024 and 2023, revenue recognized for performance obligations satisfied in prior periods were immaterial.
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

In October 2023, the Company entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in the Company’s database (the “New Data”), as well as access to certain Company research services with respect to such New Data in return for a $20.0 million data access fee, which the Company received during fiscal 2024. The license to the New Data will expire one year from the date GSK provides the Company with a notice that GSK was ready to use the New Data (the “Data Use Notice”); in September 2024, the Company and GSK agreed to extend the deadline for the Data Use Notice from September 30, 2024 to October 28, 2024. Revenue attributable to the New Data license was accounted for upon the satisfaction of performance obligations and was recognized upon the Company’s receipt of the Data Use Notice from GSK, which occurred on October 28, 2024. Revenue attributable to research services will be recognized as the performance obligation is satisfied using an input method to measure progress. The Company believes that actual hours incurred relative to contractually agreed upon hours is the most accurate measurement of progress for the input method. As of September 30, 2024, deferred revenue associated with the New Data access was $20.0 million. The license to the New Data will expire on October 28, 2025.
Pursuant to the 2023 GSK Amendment, the Company opted-out of cost-sharing and other research and development obligations with respect to three programs initiated by GSK and the Company under the original GSK Agreement. The Company will retain rights to receive low to mid-single digit royalties on net sales of products developed in these three programs.
The Company recognized research services revenue related to the original GSK Agreement of nil and $1.1 million during the three months ended September 30, 2024 and 2023, respectively, and nil and $11.8 million during the six months ended September 30, 2024 and 2023, respectively. The Company recognized research services revenue related to the 2023 GSK Amendment of $17 thousand during the three and six months ended September 30, 2024. The Company did not recognize research services revenue related to the 2023 GSK Amendment during the three and six months ended September 30, 2023.
As of September 30, 2024 and March 31, 2024, the Company had deferred revenue of $20.0 million related to the 2023 GSK Amendment. Cost-sharing amounts incurred prior to the identification of targets included in cost of revenue were nil during the three and six months ended September 30, 2024, and immaterial for the three and six months ended September 30, 2023. Cost-sharing amounts incurred subsequent to the identification of targets, included in research and development expenses, were $(0.4) million and $0.2 million during the three and six months ended September 30, 2024, respectively, and $4.9 million and $8.2 million during the three and six months ended September 30, 2023, respectively. As of September 30, 2024 and March 31, 2024, the Company had $1.9 million and $10.6 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within accounts payable and accrued expenses and other current liabilities on the condensed consolidated balance sheets.
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
Certain department expenses such as Finance, Legal, Regulatory and Supplier Quality, Corporate Communications, Corporate Development, and CEO Office are not reported as part of the reporting segments as reviewed by the CODM (as defined below). These amounts are included in Unallocated Corporate in the reconciliations below. The chief operating decision-maker (“CODM”) is the CEO. The CODM evaluates the performance of each segment based on

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure that is defined as net income (loss) before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, and other items that are considered unusual or not representative of underlying trends of the Company’s business, including but not limited to: litigation settlements, gains or losses on dispositions of subsidiaries, transaction-related costs, and cyber security incident expenses, net of probable insurance recoveries, if applicable for the periods presented.
Adjusted EBITDA is a key measure used by the Company’s management and Board of Directors to understand and evaluate the Company’s operating performance and trends, to prepare and approve the annual budget, and to develop short-term and long-term operating plans.
The Company’s revenue and Adjusted EBITDA by segment is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Segment Revenue: (1)
Consumer and Research Services	$44,071	$49,999	$84,485	$110,863
Total revenue	$44,071	$49,999	$84,485	$110,863
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(8,633)	$(6,673)	$(17,474)	$(12,275)
Therapeutics Adjusted EBITDA	(11,975)	(26,224)	(24,392)	(57,363)
Unallocated Corporate	(12,804)	(12,156)	(26,708)	(25,215)
Total Adjusted EBITDA	$(33,412)	$(45,053)	$(68,574)	$(94,853)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(59,103)	$(75,270)	$(128,503)	$(179,894)
Adjustments:
Interest income, net	(2,009)	(3,752)	(4,583)	(8,059)
Other (income) expense, net	(15)	(145)	4	(477)
Provision for (benefit from) income taxes	(41)	36	(41)	36
Depreciation and amortization	4,972	4,474	8,983	8,951
Amortization of acquired intangible assets	1,775	3,638	3,551	7,277
Stock-based compensation expense	19,486	23,741	41,063	74,840
Loss on disposition of Lemonaid Health Limited and transaction-related costs(2)	—	2,127	—	2,375
Litigation settlement cost	—	98	—	98
Cyber security incident expenses, net of probable insurance recoveries (3)	1,523	—	10,952	—
Total Adjusted EBITDA	$(33,412)	$(45,053)	$(68,574)	$(94,853)
(1)There was no Therapeutics revenue for the three and six months ended September 30, 2024 and 2023.
(2)Refer to Note 17, “Disposition of Subsidiary” for additional information.
(3)Refer to Note 11, “Cyber Security Incident” for additional information.

Customers accounting for 10% or more of segment revenues were as follows:

	Three Months Ended September 30,				Six Months Ended September 30,

	2024		2023		2024		2023

	(in thousands)
Consumer and Research Services Segment Revenue:
Customer C (1)(2)	$11,586	26%	$13,040	26%	$19,163	23%	$22,751	21%
Customer B (3)	*	*	*	*	*	*	$11,753	11%
•less than 10%

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

The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the VIEs after elimination of intercompany transactions were not material as of September 30, 2024 and March 31, 2024. Total revenue included in the condensed consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $0.9 million and $8.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.8 million and $17.5 million for the six months ended September 30, 2024 and 2023, respectively. The Company maintains the ability to control the VIEs, is entitled to substantially all of the economic benefits from the VIEs, and is obligated to absorb all expected losses of the VIEs.

7.    Fair Value Measurements
Recurring Fair Value Measurements
The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date as of September 30, 2024 and March 31, 2024.
Cash equivalents consist primarily of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets. As of September 30, 2024 and March 31, 2024, the Company had $121.0 million and $211.0 million, respectively, held in money market funds.
The Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value during the six months ended September 30, 2024 and the fiscal year ended March 31, 2024.
Nonrecurring Fair Value Measurements
Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. Certain of the Company’s assets, including intangible assets, are measured at fair value on a nonrecurring basis and are classified in Level 3 of the fair value hierarchy. No nonrecurring fair value measurements were required during the three and six months ended September 30, 2024 and 2023.
8.    Balance Sheet Components
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consisted of the following:

	September 30, 2024	March 31, 2024
	(in thousands)
Prepaid expenses	$12,894	$9,296
Insurance recovery receivable	22,633	2,188
Other receivables	1,751	3,563
Other current assets	2,372	1,794
Prepaid expenses and other current assets	$39,650	$16,841
Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2024	March 31, 2024
	(in thousands)
Computer equipment and software	$7,392	$7,485
Laboratory equipment and software	51,363	51,635
Furniture and office equipment	8,937	8,929
Leasehold improvements	41,467	41,180
Capitalized asset retirement obligations	853	853
Property and equipment, gross	110,012	110,082
Less: accumulated depreciation and amortization	(85,198)	(81,731)
Property and equipment, net	$24,814	$28,351
Depreciation and amortization expense was $2.0 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively, and $4.0 million and $6.0 million for the six months ended September 30,

2024 and 2023, respectively. There were no impairments to property and equipment for the three and six months ended September 30, 2024 and 2023.
Operating Lease Right-Of-Use Assets, Net
Operating lease right-of-use assets, net consisted of the following:

	September 30, 2024	March 31, 2024
	(in thousands)
Operating lease right-of-use assets	$85,166	$85,166
Less: accumulated amortization	(40,062)	(36,272)
Operating lease right-of-use assets, net	$45,104	$48,894
Internal-Use Software, Net
Internal-use software, net consisted of the following:

	September 30, 2024	March 31, 2024
	(in thousands)
Capitalized internal-use software	$39,296	$35,918
Less: accumulated amortization	(18,817)	(15,402)
Internal-use software, net	$20,479	$20,516
The Company capitalized $3.2 million and $3.4 million in internal-use software during the three months ended September 30, 2024 and 2023, respectively, and $4.5 million and $6.8 million in internal-use software during the six months ended September 30, 2024 and 2023, respectively. In addition, the Company wrote off $1.1 million of internal-use software during the three months ended September 30, 2023 related to the disposition of Lemonaid Health Limited, refer to Note 17 “Disposition of Subsidiary,” for additional information.
Amortization of internal-use software was $1.6 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $3.4 million and $2.5 million for the six months ended September 30, 2024 and 2023, respectively. Impairment to internal-use software was $1.2 million and nil for the three and six months ended September 30, 2024 and 2023, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	September 30, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.0	$14,900	$(14,900)	$—
Partnerships	7.1	9,000	(2,625)	6,375
Trademark	2.1	11,000	(6,417)	4,583
Developed technology	4.1	24,100	(10,042)	14,058
Non-compete agreements	2.1	2,800	(1,633)	1,167
Patents	4.0	5,500	(2,388)	3,112
Total intangible assets		$67,300	$(38,005)	$29,295

	March 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.0	$14,900	$(14,900)	$—
Partnerships	7.6	9,000	(2,175)	6,825
Trademark	2.6	11,000	(5,317)	5,683
Developed technology	4.6	24,100	(8,320)	15,780
Non-compete agreements	2.6	2,800	(1,353)	1,447
Patents	4.5	5,500	(1,980)	3,520
Total intangible assets		$67,300	$(34,045)	$33,255
Amortization expense for intangible assets was $2.0 million and $3.8 million for the three months ended September 30, 2024 and 2023, respectively, and $4.0 million and $7.7 million for six months ended September 30, 2024 and 2023, respectively. There was no impairment to intangible assets during the three and six months ended September 30, 2024 and 2023.
Estimated future amortization expense of the identified intangible assets as of September 30, 2024 was as follows:

Estimated Amortization
(in thousands)
Fiscal years ending March 31,
Remainder of 2025 (Remaining six months)	$3,960
2026	7,919
2027	6,769
2028	5,006
2029	3,175
Thereafter	2,466
Total estimated future amortization expense	$29,295
Accrued Expense and Other Current Liabilities
Accrued expense and other current liabilities consisted of the following:

	September 30, 2024	March 31, 2024
	(in thousands)
Accrued payables	$8,660	$9,697
Accrued settlement and legal expenses	34,525	3,260
Accrued compensation and benefits	3,235	4,266
Accrued vacation	6,643	7,221
Accrued bonus	7,696	7,420
Accrued clinical expenses	5,467	9,291
Accrued taxes and other	1,102	1,108
Total accrued expenses and other current liabilities	$67,328	$42,263

9.    Restructuring
In June 2023, the Company approved a reduction in force intended to restructure and align strategically its workforce with the Company’s strategy and to reduce the Company’s operating costs, primarily in the Consumer and Research Services segment. Subsequently in August 2023, the Company approved another reduction in force primarily intended to restructure and strategically align the Therapeutics segment’s workforce. On August 1, 2024, the Board of Directors of the Company determined that it was in the best interests of the Company and its stockholders to cease operations of the Therapeutics Discovery portion of the Company’s Therapeutics segment, effective August 9, 2024. During the three and six months ended September 30, 2024, the Company recorded restructuring charges of $2.2 million within restructuring and other charges in the condensed consolidated statements of operations, of which $1.9 million was related to cash severance payments and benefits continuation in connection with this reduction in force. During the three and six months ended September 30, 2023, the Company recorded restructuring charges of $2.7 million and $6.9 million, respectively, within restructuring and other charges in the condensed consolidated statements of operations, of which $2.7 million and $6.3 million, respectively, was related to cash severance payments and benefits continuation.
The following table shows the total amount incurred and accrued related to one-time employee termination benefits:

One-Time Employee Termination Benefits
(in thousands)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2024	$22
Restructuring charges incurred during the period	2,242
Amounts paid during the period	(2,017)
Accrued restructuring costs included in accrued expenses and other current liabilities as of September 30, 2024	$247
The Company does not expect to incur any further material expenses in connection with the Therapeutics Discovery RIF.
10.    Leases
The Company has entered into operating leases for its corporate offices, lab facilities, and storage spaces, with remaining contractual periods ranging from 1.3 years to 6.8 years. For the Company’s facility in Sunnyvale, California (the “Sunnyvale facility”), there is an option to extend the lease for a period of seven years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in its right-of-use (“ROU”) assets and lease liabilities as of September 30, 2024. The Company did not have any finance leases for the periods presented.
On September 16, 2024, the Company entered into an agreement with a third party to sublease 17,312 square feet of the Sunnyvale facility. The total rental commitment over the four-year term of the sublease is $3.2 million. The Company’s sublease agreement: (i) includes renewal and termination options; (ii) provides for customary escalations of lease payments in the normal course of business; (iii) grants the subtenant free rent for specific months during term; (iv) requires variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments; and (v) grants the subtenant title of furniture if it extends the lease. The sublease is classified as operating leases whereby sublease income is recognized on a straight-line basis over the sublease term that expires in 2028. Sublease income was $30 thousand for the three and six months ended September 30, 2024. There was no sublease income recognized during the three and six months ended September 30, 2023.
For the three months ended September 30, 2024 and 2023, the Company recorded operating lease costs of $3.3 million and $3.4 million, respectively, and variable operating lease costs of $1.4 million and $1.2 million, respectively. For the six months ended September 30, 2024 and 2023, the Company recorded operating lease costs of $6.7 million and $6.8 million, respectively, and variable operating lease costs of $2.9 million and $2.5 million, respectively.

As of September 30, 2024, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were as follows:

September 30, 2024
(in thousands)
Fiscal years ending March 31,
Remainder of 2025 (Remaining six months)	$6,527
2026	15,946
2027	15,472
2028	11,666
2029	12,016
Thereafter	29,414
Total future operating lease payments	91,041
Less: imputed interest	(19,353)
Total operating lease liabilities	$71,688
11.    Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into agreements containing non-cancelable purchase commitments for goods or services with various parties, which include agreements to purchase goods or services that are enforceable and legally binding to the Company. Recognition of purchase obligations occurs when products or services are delivered to the Company, generally within accounts payable, or accrued and other current liabilities. As of September 30, 2024, the Company had a total of $59.6 million in outstanding non-cancelable purchase obligations with a term of 12 months or longer that have not been recognized on its balance sheet.
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
The parties executed a confidential settlement term sheet on July 29, 2024, which contemplated an aggregate cash payment by the Company of $30.0 million to settle all claims brought on behalf of all persons in the United States whose personal information was impacted by the Incident. In addition, the Company agreed to document various business practice initiatives relating to cybersecurity and provide customers with the option to enroll in a privacy and monitoring service for three years. The Company subsequently reached an agreement with the plaintiffs on all material terms, including payment of $30.0 million (the “Settlement Agreement”). On September 12, 2024, plaintiffs filed a motion asking the Court for preliminary approval of the Settlement Agreement, and the motion was considered at a court hearing on October 29, 2024. On October 29, 2024, the Court deferred the motion for preliminary approval of the Settlement Agreement and asked the parties to provide additional information by November 12, 2024.
The Settlement Agreement, if approved by the Court, will provide for a full release of all claims arising out of the Incident by the class action members (who do not opt out) against the Company. The proposed settlement is not an admission of fault or wrongdoing by the Company; the Company believes that a resolution of these claims at this time is in the best interest of the Company and its stockholders given the costs and risks inherent in litigation.

During the three months ended September 30, 2024, the Company recognized an additional $1.5 million in expenses related to the Incident. During the six months ended September 30, 2024, the Company recognized $11.0 million in net expenses related to the incident primarily consisting of $33.1 million legal fees incurred and the proposed settlement amount, partially offset by probable insurance recoveries of $22.1 million as of September 30, 2024, within general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2024, the Company had accrued a payable related to the settlement of $30.0 million, and insurance recoveries of $22.6 million were included in prepaid and other current assets in the condensed consolidated balance sheets.
Indemnification
The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, collaborators, landlords, vendors, and contractors. Pursuant to these arrangements, the Company agrees to indemnify, defend, and hold harmless the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of the date of this filing, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes that the fair value of these provisions is not material. The Company maintains insurance, including commercial general liability insurance and product liability insurance, to offset certain potential liabilities under these indemnification provisions. In addition, the Company indemnifies its officers, directors, and certain key employees against claims made with respect to matters that arise while they are serving in their respective capacities as such, subject to certain limitations set forth under applicable law, the Company’s Bylaws, and applicable indemnification agreements. As of September 30, 2024, the Company was not aware of any known events or circumstances that have resulted in a material claim related to these indemnification obligations.
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
Earn-Out Shares
As of September 30, 2024 and March 31, 2024, the Class A common stock included 190,707 shares held by VGAC founders (“Earn-Out Shares”) that are subject to a lock-up of seven years from June 16, 2021, the closing date of the Merger. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $250.00 per share for any 20 trading days within any 30-trading-day period, and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $300.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of September 30, 2024, the Company did not meet any earn-out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such, meet the criteria for equity classification in accordance with ASC 505, Equity.

Reserve for Issuance
The Company has the following shares of Class A common stock reserved for future issuance, on an as-if-converted basis:

	September 30, 2024	March 31, 2024
Outstanding stock options	3,134,850	3,536,989
Outstanding restricted stock units	3,401,997	2,202,834
Remaining shares available for future issuance under Amended and Restated 2021 Incentive Equity Plan	3,498,219	5,563,844
Remaining shares available for future issuance under Employee Stock Purchase Plan	580,456	642,263
Total shares of common stock reserved	10,615,522	11,945,930
At-the-Market (“ATM”) Offering
On February 6, 2023, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company may sell shares of its Class A common stock for an aggregate up to $150.0 million under at-the-market offering program (the “ATM program”). The Company will pay Cowen a commission of 3.0% of the gross proceeds for the Class A common stock sold through the ATM program. As of September 30, 2024, the Company had not made any sales under the ATM program. The sales agreement will terminate upon the earliest of (a) the sale of the maximum number or amount of the shares permitted to be sold under the sales agreement and (b) the termination of the sales agreement by the parties thereto.
13.    Equity Incentive Plans and Stock-Based Compensation
Incentive Equity Plans
On September 6, 2023 (the “Effective Date”), the Company’s stockholders approved an amendment and restatement of the 23andMe Holding Co. 2021 Incentive Equity Plan (the “2021 Plan” and, as amended and restated, the “A&R Plan”). The terms of the A&R Plan replaced the existing terms of the 2021 Plan.

As a result of the Reverse Stock Split, on October 16, 2024, the Company amended and restated the A&R Plan, to reflect, pursuant to the provisions of Sections 4(e) and 17(a) thereof, the proportionate adjustment of the number of shares of Company’s Class A common stock authorized and available for issuance under the A&R Plan to 10,034,656 shares using the same one-for-twenty ratio used to consummate the Reverse Stock Split (the “Second A&R Plan”). Additionally, the maximum number of shares of Class A common stock that remained available for issuance pursuant to Incentive Stock Options (“ISO”) under the A&R Plan as of the effective time of the Reverse Stock Split was proportionally adjusted .
In connection with such amendment, pursuant to Section 4(e) of the A&R Plan, the Company’s Board of Directors proportionally adjusted the number of shares of Class A common stock subject to outstanding awards granted pursuant to the A&R Plan and the exercise price per share of Class A common stock of each such award to reflect the impact of the Reverse Stock Split. The impact of the Reverse Stock Split has been applied retroactively to all disclosures.
Pursuant to the Second A&R Plan, the aggregate number of shares of Class A common stock that may be issued or transferred under the Second A&R Plan shall be increased on an annual basis by a number equal to (x) 5.0% of the aggregate number of shares of Class A common stock and Class B common stock, taken together, outstanding as of the last day of the immediately preceding calendar year or (y) such lesser number of shares of Class A common stock as may be determined by the Compensation Committee of the Company’s Board of Directors. Under the Second A&R Plan, options (including non-statutory options and ISO), stock appreciation rights, restricted stock, RSUs, and other stock-based awards may be granted to employees, non-employee directors and certain consultants and advisors of the Company and its subsidiaries. Options have a contractual life of up to ten years. The exercise price of a stock option shall not be less than 100% of the estimated fair value of the shares on the date of grant, as determined by the Board of Directors. For ISO as defined in the Internal Revenue Code of 1986, as amended (the “Code”), the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the underlying stock on the date of grant as determined by the Board of Directors. The Company’s options generally vest over three to four years. Under the Second A&R Plan, stock option awards entitle the holder to receive one share of Class A common stock for every option exercised.
Time-based RSUs granted pursuant to the Second A&R Plan generally vest ratably over a period ranging from one to four years and are subject to the participant’s continuing service to the Company over that period. RSUs issued pursuant to the 23andMe Second Amended and Restated Annual Incentive Plan (the “AIP”) upon the achievement of certain pre-determined annual performance metrics, as discussed below, vest immediately upon issuance. Until vested, RSUs do not have the voting and dividend participation rights of Class A common stock and the shares of Class A common stock underlying the awards are not considered issued and outstanding.
The Company issues new shares of Class A common stock upon the exercise of stock options, the vesting and settlement of RSUs, and the issuance of shares purchased under the ESPP (as defined below).
In February 2022, the Compensation Committee of the Company’s Board of Directors adopted a RSU conversion and deferral program for non-employee directors. The purpose of the program is to provide non-employee directors with the option to convert all or a portion of their cash compensation into a RSU award under the Second A&R Plan and the opportunity to defer settlement of all or a portion of their RSU awards. In connection with the Resignations, the Company released all prior deferred RSU awards for the two non-employee directors who elected to defer settlement of their RSU awards. As of September 30, 2024, there were no non-employee directors eligible to participate in the program.
On June 9, 2022, the Compensation Committee of the Company’s Board of Directors adopted the AIP, pursuant to which, beginning in fiscal 2023, employees and certain service providers of 23andMe, Inc. and its affiliates were eligible to receive annual incentive bonuses in the form of cash or RSUs issued by the Company under the Second A&R Plan, based upon the Company’s achievement of certain pre-established financial, operational, and/or strategic performance metrics. On June 3, 2024, the Company paid annual incentive bonuses in the form of RSUs based upon the Company’s achievement of certain pre-established performance metrics during the one-year performance period ended March 31, 2024 and as determined by the Compensation Committee of the Company’s Board of Directors. The number of RSUs granted was determined by dividing the dollar amount of the AIP annual incentive bonuses by the trailing average closing price of the Company’s Class A common stock for the 20 trading days preceding the date of payment resulting in the grant of 607,222 shares underlying fully-vested RSUs on June 5, 2024.
The Company accounts for the RSUs issued under the AIP (the “AIP RSUs”) as liability awards, and adjusts the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. The Company recorded stock-based compensation expense of $2.9 million and $2.4 million related to the AIP RSUs for the three months ended September 30, 2024 and 2023, respectively, and $7.0 million and $6.8 million for the six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and March 31, 2024, the liability of the AIP RSUs was $7.0 million and $6.5 million, respectively, which was included in other current liabilities on the condensed consolidated balance sheet.
Stock Option Activity
Stock option activity and activity regarding shares available for grant under the Second A&R Plan are as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, years, and per share data)
Balance as of March 31, 2024	3,537,668	$73.62	5.1	$306
Granted	88,615	$6.82
Exercised	(6,889)	$8.46
Canceled/forfeited/expired	(484,544)	$86.04
Balance as of September 30, 2024	3,134,850	$69.95	5.0	$43
Vested and exercisable as of September 30, 2024	2,457,428	$78.52	4.1	$31
The weighted average grant date fair value per share of options granted was $4.61 and $17.40 for the six months ended September 30, 2024 and 2023, respectively. The total intrinsic value of vested options exercised for the six months ended September 30, 2024 and 2023 was immaterial and $1.0 million, respectively. As of September 30, 2024, unrecognized stock-based compensation expense related to unvested stock options was $17.4 million, which is expected to be recognized over a weighted-average period of 2.1 years. Due to a valuation allowance on deferred tax assets, the Company did not recognize any tax expense or benefit from stock option exercises for the three and six months ended September 30, 2024 and 2023.
The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.
The weighted average Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
	Min	Max	Min	Max	Min	Max	Min	Max
Expected term (years)	6.0	6.0	5.8	6.0	6.0	6.0	5.8	6.0
Expected volatility range	75%	75%	78%	79%	75%	75%	78%	79%
Expected weighted-average volatility	75%		79%		75%		79%
Risk-free interest rate	3.5%	3.5%	4.4%	4.4%	3.5%	3.5%	3.6%	4.4%
Expected dividend yield	—	—	—	—	—	—	—	—
Restricted Stock Units
The following table summarizes the RSU activity under the equity incentive plans and related information:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2024	2,203,078	$45.86
Granted	3,070,895	$9.36
Vested	(1,276,111)	$26.41
Canceled/forfeited	(595,865)	$22.24
Balance as of September 30, 2024	3,401,997	$24.34
As of September 30, 2024, unrecognized stock-based compensation expense related to outstanding unvested RSUs was $73.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Stock Subject to Vesting
In November 2021, in connection with the acquisition of Lemonaid Health ( the “Lemonaid Acquisition”), the Company granted 187,352 shares of Class A common stock with an aggregate grant date fair value of $43.9 million to two recipients, each of whom was a former stockholder and officer of Lemonaid Health (each, a “Former Lemonaid Officer”) and each of whom, following the closing of the Lemonaid Acquisition, joined the Company’s management team. The shares were scheduled to vest over a four-year period in quarterly installments beginning on February 1, 2022, subject to the respective recipient’s continued employment with the Company. In connection with the Lemonaid Acquisition, each of these recipients entered into a relinquishment agreement that provides that during the four-year period that commenced on November 1, 2021 (the “Protection Period”), the Company will not (i) terminate the recipient’s employment without cause, (ii) materially reduce the recipient’s base salary or the benefits to which similarly-situated executive employees of the Company or the Company’s subsidiaries are entitled, other than a broad-based reduction to the same extent that applies to such similarly-situated executive employees, or (iii) relocate the recipient’s principal place of employment to a location outside of a 50-mile radius of their current principal place of employment. If any such event occurs during the Protection Period or in the event of the recipient’s death or disability, then the unvested portion(s) of these awards will immediately vest.
On June 30, 2023, the employment of one of the Former Lemonaid Officers terminated, which resulted in $22.0 million of stock-based compensation expense related to these awards recognized within general and administrative expenses within the condensed consolidated statement of operations.

The Company recognized total stock-based compensation expense related to these awards of $0.4 million and $25.1 million for the three and six months ended September 30, 2023, respectively, within general and administrative expenses. There was no stock-based compensation expense related to these awards recognized during the three and six months ended September 30, 2024. As of September 30, 2024, there was no remaining unamortized stock-based compensation expense associated with these awards.
Employee Stock Purchase Plan
On June 10, 2021, the shareholders of VGAC approved the 23andMe Holding Co. Employee Stock Purchase Plan (“ESPP”). As a result of the Reverse Stock Split, on October 16, 2024, the Company amended and restated the ESPP, to reflect, pursuant to the provisions of Sections III.C and X thereof, the proportionate adjustment of the number of shares of Company’s Class A common stock authorized and available for issuance under the ESPP to 580,456 shares using the same one-for-twenty ratio used to consummate the Reverse Stock Split (the “A&R ESPP”). Additionally, Section III.B of the ESPP, which provides for the automatic annual increase in the number of shares available for issuance under the ESPP, was revised to make proportionate adjustments to reflect the Reverse Stock Split. Accordingly, the number of shares of the Company’s Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2025, by the lesser of (i) an amount equal to one percent (1.0%) of the total number of shares of Class A and Class B common stock outstanding as of the last day of the immediately preceding December 31st, (ii) 250,000 shares, or (iii) a lesser number of shares as determined by the Board of Directors in its discretion. No other material modifications or amendments were made to the ESPP.
In connection with such amendment, pursuant to Section III.C of the ESPP, the Company’s Board of Directors also proportionally adjusted the maximum number of shares of Class A common stock purchasable per ESPP participant during any offering period and on any one purchase date during that offering period, the number of shares in effect under each outstanding purchase right, the number of shares issued and to be issued under the ESPP, and the price per share in effect under each outstanding purchase right to reflect the impact of the Reverse Stock Split.
The A&R ESPP provides for concurrent 12-month offerings with successive six-month purchase intervals commencing on March 1 and September 1 of each year and purchase dates occurring on the last day of each such purchase interval (i.e., August 31 and February 28). The A&R ESPP contains a rollover provision whereby if the price of the Company’s Class A common stock on the first day of a new offering period is less than the price on the first day of any preceding offering period, all participants in a preceding offering period with a higher first day price will be automatically withdrawn from such preceding offering period and re-enrolled in the new offering period. The rollover feature, when triggered, will be accounted for as a modification to the preceding offering period, resulting in incremental expense to be recognized over the new offering period.

The Company estimated the fair value of the shares issued pursuant to the A&R ESPP using the Black-Scholes option-pricing model. The fair value is amortized on a straight-line basis over the requisite service period, which is the withholding period. During the six months ended September 30, 2024 and 2023, 61,807 and 75,472 shares of the

Company’s Class A common stock, respectively, were purchased under the A&R ESPP, at an average exercise price of $5.35 and $18.70, respectively.

The per share weighted average grant date fair value of shares issued pursuant to the A&R ESPP for the six months ended September 30, 2024 and 2023 was $2.52 and $8.78, respectively, using the following assumptions:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
	Min	Max	Min	Max	Min	Max	Min	Max
Expected term (years)	0.5	1.0	0.5	1.0	0.5	1.0	0.5	1.0
Expected volatility	76%	77%	67%	73%	76%	77%	67%	73%
Expected weighted-average volatility	76%		70%		76%		70%
Risk-free interest rate	4.4%	4.8%	5.4%	5.5%	4.4%	4.8%	5.4%	5.5%
Expected dividend yield	—	—	—	—	—	—	—	—
Stock-Based Compensation
Total stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, was included in costs and expenses as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Cost of service revenue	$871	$1,041	$1,847	$3,099
Cost of product revenue	442	456	835	870
Research and development	8,565	10,938	19,636	22,630
Sales and marketing	2,155	2,016	4,614	3,734
General and administrative (1)	7,150	9,290	13,828	43,866
Restructuring and other charges	303	—	303	641
Total stock-based compensation expense	$19,486	$23,741	$41,063	$74,840
(1)Includes $22.0 million of stock-based compensation charges related to the termination of a Former Lemonaid Officer during the six months ended September 30, 2023.
14.    Net Loss Per Share Attributable to Common Stockholders
The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A common stock and Class B common stock under the two-class method.
The Company’s stock options, RSUs, restricted stock awards subject to vesting, estimated RSUs to be issued under the AIP, and estimated shares to be issued under the ESPP are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Net loss attributable to common stockholders was equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common stockholders	$(39,822)	$(19,281)	$(48,699)	$(26,571)	$(85,949)	$(42,554)	$(115,546)	$(64,348)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	17,194,568	8,325,090	15,361,280	8,381,634	16,822,770	8,329,218	15,048,689	8,380,911
Net loss per share attributable to common stockholders:
Net loss per share attributable to common stockholders, basic and diluted	$(2.32)	$(2.32)	$(3.17)	$(3.17)	$(5.11)	$(5.11)	$(7.68)	$(7.68)
The potential shares of Class A common stock outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive were as follows:

	Three and Six Months Ended September 30,
	2024	2023
Outstanding stock options	3,134,850	3,781,897
Unvested restricted stock units	3,401,997	2,036,251
Shares subject to vesting	—	15,066
ESPP	325,939	283,111
Total	6,862,786	6,116,325
There were no potential shares of Class B common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented.
15.    Retirement Benefit Plans
The Company has established a 401(k) retirement plan that allows participating employees in the U.S. to contribute as defined by the terms of the plan and subject to the limitations under Section 401(k) of the Code. The Company matches the greater of 100% of the first 2% or 100% of the first $2,300 (subject to annual compensation and contribution limits) of employee contributions. The Company recognized matching contributions cost of $0.6 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.1 million and $1.4 million for the six months ended September 30, 2024 and 2023, respectively.
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
An immaterial tax benefit was recognized for the three and six months ended September 30, 2024, and an immaterial tax provision was recognized for the three and six months ended September 30, 2023. The provision tax expense or benefit from income taxes is reflected on the condensed consolidated statements of operations and comprehensive loss for the periods. The Company continues to maintain a full valuation allowance on the remaining net deferred tax assets of the U.S. entities as it is more likely than not that the Company will not realize the deferred tax assets. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.
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
17.    Disposition of Subsidiary
Disposition of Lemonaid Health Limited
On August 1, 2023, the Company completed the sale of Lemonaid Health Limited, its wholly-owned, indirect U.K. subsidiary. Lemonaid Health Limited was not a significant subsidiary, and the disposition of Lemonaid Health Limited did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for Lemonaid Health Limited were not reported as discontinued operations under the guidance of ASC 205 “Presentation of Financial Statements.” During the three and six months ended September 30, 2023, the Company recorded $2.1 million and $2.4 million, respectively, of loss on the disposition of Lemonaid Health Limited and transaction-related costs within general and administrative expenses. There were no charges incurred during the three and six months ended September 30, 2024.
18.    Related Party Transactions
As described in Note 4, “Collaborations,” in July 2018, the Company and GSK entered into the original GSK Agreement, and there were transactions with GSK during the three months ended September 30, 2024 and 2023. At the time the original GSK Agreement was entered into, GSK also purchased shares of Series F-1 redeemable convertible preferred stock of 23andMe, Inc. These shares were converted into a like number of shares of 23andMe, Inc. Class B common stock immediately prior to the Merger and were exchanged pursuant to the share conversion ratio provided for in the Merger Agreement into shares of the Company’s Class B common stock. GSK had a 19.7% and 19.9% voting interest in the Company as of September 30, 2024 and March 31, 2024, respectively.
The Anne Wojcicki Foundation, which subscribed for 125,000 shares of the Company’s Class A common stock in the PIPE investment in connection with the Merger, is affiliated with the Company’s CEO and therefore a related party.
In January 2024, the Company entered into a research services agreement (the “TWF Agreement”) and related statement of work (the “initial SOW”) with the Troper Wojcicki Foundation (“TWF”) with the goal of expanding scientific knowledge in the field of lung cancer using the Company’s phenotype and genotype data to build large scale research cohorts. At the time, Susan Wojcicki was a director and officer of TWF, and a sibling of the Company’s CEO, Anne Wojcicki, and therefore the Company determined that TWF is a related party. The TWF Agreement has a term of five years through December 21, 2028. The fees under the initial SOW are $5.4 million, payable in installments over the term of the TWF Agreement, with certain payments being subject to the achievement of specified milestones. The Company recognized revenue from the TWF Agreement of $0.3 million and nil during the three months ended September 30, 2024 and 2023, respectively, and $0.5 million and nil during the six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and March 31, 2024, the Company had deferred revenue of $1.7 million and $1.0 million, respectively, associated with the TWF Agreement.
19.    Subsequent Events
Capital Structure - Reverse Stock Split
As previously disclosed, at the Annual Meeting, the Company’s stockholders, by an affirmative vote of the holders of at least two-thirds (67%) of the voting power of the outstanding shares of the Company’s Class A common stock and Class B common stock, voting together as a single class, approved a proposal authorizing the Company’s Board of Directors, in its discretion, to effect a reverse stock split of the Company’s outstanding shares of Class A common stock and Class B common stock, respectively, by a ratio of not less than one-for-five and not more than one-for-thirty, with the exact ratio to be set within this range by the Company’s Board of Directors in its sole discretion.

On October 7, 2024, the Board approved the Reverse Stock Split at a ratio of one-for-twenty, to be effective at 12:01 a.m. Eastern Time on October 16, 2024. On October 11, 2024, the Company filed the Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, which became effective as of 12:01 a.m., Eastern Time on October 16, 2024. As a result of the Reverse Stock Split, every 20 shares of the Company’s Class A common stock and Class B common stock were automatically combined into one issued and outstanding share of the Company’s respective Class A common stock and Class B common stock, without any change in their respective par values per share.

The Company did not issue fractional shares in connection with the Reverse Stock Split. Instead, stockholders who otherwise would have been entitled to receive fractional shares because they held a number of shares not evenly divisible by the Reverse Stock Split ratio were automatically entitled to receive an additional fraction of a share of Class A common stock or Class B common stock, as applicable, to round up to the next whole share.

Commencing on October 16, 2024, trading of the Company’s Class A common stock continued on The Nasdaq Capital Market on a Reverse Stock Split-adjusted basis. The Company’s trading symbol remains “ME.”
The impact of the Reverse Stock Split was applied retroactively for all periods presented in accordance with applicable guidance. There was no change to the total number of authorized shares of Class A common stock of 1,140,000,000 and the total number of authorized shares of Class B common stock of 350,000,000.
Nasdaq Minimum Bid Requirement
On October 30, 2024, the Company received written notice (the “Compliance Notice”) from the Staff informing the Company that it has regained compliance with the Minimum Bid Requirement. The Staff notified the Company in the Compliance Notice that, from October 16, 2024 to October 29, 2024, the closing bid price of the Company’s Class A common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with the Minimum Bid Requirement and that the matter was now closed.
Appointment of Independent Directors and Nasdaq Listing Rule 5605
On October 29, 2024, the Company announced the appointment of three independent directors to the Company’s Board of Directors, each of whom were appointed to the Audit Committee and Compensation Committee (the “Appointments”). On October 30, 2024, the Company received a letter from the Staff informing the Company that, as a result of the Appointments, the Company has regained compliance with the Corporate Governance Requirements.
Costs Associated with Exit or Disposal Activities
On November 8, 2024, the Company’s Board of Directors approved a reduction in force related to both its Consumer and Therapeutics segments (the “November Reduction in Force.”) The November Reduction in Force also includes the closure of substantially all operations in the Company’s Therapeutics operating segment (together with the November Reduction in Force, the “Reduction Plan”). The Reduction Plan is intended to restructure and strategically align the Company’s workforce and organization with the Company’s current strategy and to reduce the Company’s operating costs.
The Company expects to complete the Reduction Plan substantially during the third quarter of its fiscal 2025, with certain affected employees retained through a transition period expected to end no later than the end of fiscal 2025.
The Company expects to recognize restructuring charges in connection with the November Reduction in Force with respect to severance payments, benefits continuation, and stock compensation charges associated with the modification of certain stock options and restricted stock units (“equity compensation charges”). All such charges are expected to total approximately $11.7 million, of this amount, severance payments and benefit continuation charges are estimated to be approximately $9.3 million and are expected to be recognized primarily during the third quarter of fiscal 2025, with the majority of such charges anticipated to be paid in cash during the same fiscal quarter. Equity compensation charges are expected to be approximately $2.4 million and are expected to be recognized primarily in the third quarter of fiscal 2025, and will not result in any cash expenditures.

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
Overview
Our mission is to help people access, understand, and benefit from the human genome. To achieve this, we pioneered direct-to-consumer genetic testing and built the world’s largest crowdsourced platform for genetic research. Our data engine powers our leading direct-to-consumer precision health platform and our genetics driven Research business.

We are dedicated to empowering customers to optimize their health by providing direct access to their genetic information, personalized reports, actionable insights and digital access to affordable healthcare professionals through our telehealth platform, Lemonaid Health, Inc. (“Lemonaid Health”).
Through direct-to-consumer genetic testing, we give consumers unique, personalized information about their genetic health risks, ancestry, and traits. We were the first company to obtain Food and Drug Administration (“FDA”) authorization for a direct-to-consumer genetic test, and we are the only company to have FDA authorization, clearance, or an exemption from premarket notification for all of the carrier status, genetic health risk, cancer predisposition, and pharmacogenetics reports that we offer to customers. As of September 30, 2024, we had over 65 health and carrier status reports that were available to customers in the U.S.

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
We have developed a diversified and differentiated portfolio of genetically-validated therapeutic candidates for a variety of diseases across different therapeutic areas with high unmet medical need. We have two programs that have reached clinical development, as well as multiple preclinical stage programs, in our portfolio. Each of our programs was identified through our human genetics drug discovery platform. We believe that our discovery platform, which increases the probability of technical success through genetic evidence in humans, can contribute to the advance of next-generation, targeted medicines for people living with serious and life-threatening diseases, including oncology, immunological, and inflammatory diseases, as well as other disease areas.
We have certain preclinical programs in immunological and inflammatory diseases, which are not yet being tested in human patients.
As of September 30, 2024, we had two internal programs in the clinic for testing in human patients.
•23ME-00610 is a high-affinity humanized monoclonal antibody that is designed to interfere with the ability of CD200R1 to interact with CD200 found on cancer cells, thus releasing tumor-induced immune suppression for the treatment of cancer. In April 2024, we completed enrollment of the Phase 2a portion of the Phase 1/2a clinical trial (clinical trials.gov number NCT05199272) in adult patients with locally advanced or metastatic clear cell renal cell carcinoma, ovarian cancer, neuroendocrine tumors, small cell lung cancer, and tumors with high tumor mutation burden and/or microsatellite instability. While all clinical trial data so far has been from monotherapy treatment, we have also generated nonclinical evidence of combination potential with other anti-tumor therapies, such as anti-PD-1 and anti-VEGF.
•23ME-01473 is an immuno-oncology antibody program that was initiated as a collaboration program with GlaxoSmithKline (“GSK”) under the terms of the four-year exclusive drug discovery and development collaboration agreement, amended in 2019 and 2021, respectively (as amended, the “original GSK Agreement”). 23ME-01473 targets the ULBP6 proteins in the NKG2D pathway, serving as a NK cell activator against tumor cells. On March 20, 2024, we announced that the first participant has been dosed in a Phase 1 clinical trial evaluating the safety and tolerability in people with locally advanced or metastatic solid malignancies that have progressed after standard therapy.
We are solely responsible for the continued development of these two programs. However, given the significant investment of resources over a prolonged period of time required for the development of these programs, in November 2024, we ceased additional investment in these two internal programs beyond their current stage of development.
We had previously collaborated with GSK on an immuno-oncology program targeting CD96, GSK6097608, led by GSK. In January 2022, we announced that we opted to receive a royalty on this program if a successful therapy were to be developed and commercialized by GSK under the original GSK Agreement. GSK is solely responsible for the continued development of this program.
As of September 30, 2024, we operated in two reporting segments: (1) Consumer and Research Services and (2) Therapeutics. See the “Basis of Presentation” section below for further details on segments. In November 2024, we elected to close substantially all operations in our Therapeutics business segment, which will cease over the next several months. See Note 19, “Subsequent Events,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
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
New Customer Acquisition
PGS. Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 84% and 79% of our total revenues for the three months ended September 30, 2024 and 2023, respectively, and approximately 82% and 69% of our total revenues for the six months ended September 30, 2024 and 2023, respectively. In addition, kit sales are a source of members to our PGS membership service, which represented approximately 21% and 9% of our total revenue during the three months ended September 30, 2024 and 2023, respectively, and approximately 20% and 8% of our total revenue during the six months ended September 30, 2024 and 2023, respectively. We expect PGS revenues to fluctuate in the near-term and to grow in the long-term, as we continue to evolve our product offerings across kit sales and our membership service, and introduce new products or features that enhance or add value for customers and members. This will be achieved by increasing awareness of our current and new offerings in existing markets and expanding into new markets.

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
Telehealth. Our ability to attract new patients and members is a key factor for the future growth of our telehealth business. Revenue from our telehealth business represented approximately 15% and 18% of our total revenue during the three months ended September 30, 2024 and 2023, respectively, approximately 16% and 18% of our total revenue during the six months ended September 30, 2024 and 2023, respectively. As there are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, competition with respect to our telehealth business continues to intensify.
Engagement of Research Participants

Our ability to conduct research and grow our database of genotypic and phenotypic information depends on our customers’ willingness to consent to participate in our research. As of September 30, 2024, over 80% of our customers have consented to participate in research. These customers permit us to use their de-identified data in our research and many of them regularly respond to our research surveys, providing us with phenotypic data in addition to the genetic data in their DNA samples. We analyze this genotypic and phenotypic data and conduct genome-wide association studies and phenome-wide association studies, which enable us to determine whether particular genetic variants affect the likelihood of individuals developing certain diseases. Our customers can withdraw their consent to participate in research at any time. If a significant number of our customers were to withdraw their consent, or if the percentage of consenting customers were to decline significantly, our ability to conduct research successfully could be diminished, which could adversely affect our business.
Drug Target Productivity of Our Genetics Database
Our genetics database underpins our research programs and enables us to identify drug targets with novel genetic evidence. Over the course of the five-year exclusive target discovery collaboration under the original GSK Agreement which ended in July 2023, we had identified over 50 drug targets.
Therapeutic Product Candidates
Developing therapeutic product candidates requires a significant investment of resources over a prolonged period of time. As of September 30, 2024, we had two internal product candidates in clinic for testing in human patients. However, given the significant investment of resources over a prolonged period of time required for the development of these programs, in November 2024, we ceased additional investment in these two internal programs. If we are unable to enter into additional collaboration or partnering agreements, these programs will not be able to progress towards additional milestones or approval.
Collaborations
Substantially all of our research services revenues were generated from the original GSK Agreement.
The exclusive target discovery term under the original GSK Agreement expired in July 2023. In October 2023, we entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in our database (the “New Data”), as well as access to certain research services with respect to such New Data in return for a $20.0 million data access fee, which we received during fiscal 2024. In September 2024, the Company and GSK agreed to extend the deadline for the Data Use Notice from September 30, 2024 to October 28, 2024. The license to the New Data will expire on October 27, 2025. See Note 4, “Collaborations” to our condensed consolidated financial statements for more information regarding the 2023 GSK Amendment. Our ability to enter into new collaboration agreements will affect our research services revenues. If we are unable to enter into additional collaboration agreements, our future research services revenue will decline.

Ability to Monetize Our Therapeutics Products
Our ability to generate revenue from our two remaining therapeutic product candidates depends on our ability to enter into collaboration agreements to successfully initiate and complete clinical trials for therapeutic product candidates and receive regulatory approval, particularly in the United States, Europe, and other major markets.
We believe that therapeutic product candidates with novel genetic evidence and validated targets enhances the likelihood that research and development efforts will yield successful therapeutic product candidates. Nonetheless, there is no certainty that therapeutic product candidates will receive regulatory approvals.
The competitive environment is also an important factor with the commercial success of therapeutic product candidates, and the ability to successfully commercialize a therapeutic product candidate will depend on whether there are competing therapeutic product candidates in development or already marketed by other companies.
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
The success of our membership services will depend upon our ability to acquire and retain members over an extended period. Retention of customers will be based on the perceived value of the premium content and features they receive. If we are unable to provide sufficiently compelling new content and features, members may not renew.
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
We believe that our research platform enables the rapid identification of genetically validated drug targets with improved odds of clinical success. With our state-of-the-art bioinformatics capabilities, we analyze the trillions of data points in our database, optimizing the use of our resources, to genetically validate drug targets, inform patient selection for clinical trials, and increase the probability of success.
We expect to continue investing in our business to capitalize on market opportunities and long-term growth. We plan to continue to invest in our research and development efforts and in marketing to acquire new customers and drive brand awareness, and also expect to incur software development costs as we work to enhance our existing products, expand the depth of our membership services, and design new offerings, including additional primary care offerings. In addition, we expect to continue to incur expenses associated with operating as a public company. The expenses we incur may vary significantly by quarter depending and as we focus on building out different aspects of our business. We regularly evaluate our capital allocation approach to make sure that our capital is being used for the highest value-creating activities and in the most efficient manner. This may require changes to investment levels, how we operate, or are structured to ensure alignment to business priorities.
Recent Developments

Special Committee of the Company’s Board of Directors

As previously disclosed, the Company formed a special committee composed of independent members of the Board of Directors (the “Special Committee”) on March 28, 2024. The role of the Special Committee was to review strategic alternatives that may be available to the Company to maximize stockholder value. On April 17, 2024, Anne Wojcicki, Chief Executive Officer, Co-Founder, and Chair of the Board of Directors of the Company disclosed that she is considering making a proposal to acquire all of the outstanding shares of the Company that she does not currently own. Ms. Wojcicki also indicated that she wishes to maintain control of the Company and, therefore, will not be willing to support any alternative transaction. As previously disclosed, on July 29, 2024, the Special Committee received a preliminary non-binding indication of interest from Ms. Wojcicki to acquire all of the outstanding shares of the Company not owned by her or her affiliates or any other stockholder that she invites to roll over their shares, for cash consideration of $0.40 per share (the “Preliminary Proposal”), as set forth in Amendment No. 2 to Schedule 13D filed by ABeeC 2.0 LLC (Ms. Wojcicki’s affiliated entity) (“ABeeC”) with the SEC on July 31, 2024. On August 2, 2024, we issued a press release announcing the Special Committee’s response to the Preliminary Proposal, including certain requirements for any revised proposal from Ms. Wojcicki. As disclosed in Amendment No. 3 to Schedule 13D filed by ABeeC with the SEC on September 11, 2024, in response to requests from the Special Committee, on September 9, 2024, Ms. Wojcicki notified the members of the Special Committee that Ms. Wojcicki would be open to considering third-party takeover proposals for the Company. On September 17, 2024, the Company issued a press release regarding the resignations of seven non-employee directors (collectively, the “Resigning Directors”) from the Company's Board of Directors (the “Resignations”). As set forth in the Resigning Directors’ resignation letter dated September 17, 2024, the Resigning Directors stated that such Resigning Directors differed from Ms. Wojcicki on the strategic direction for the Company, and that, as a result of such difference and Ms. Wojcicki’s concentrated voting power, the Resigning Directors believed that it was in the best interest of the Company’s stockholders to resign from the Board of Directors. In Amendment No. 4 to Schedule 13D filed by ABeeC with the SEC on September 18, 2024, Ms. Wojcicki announced that the Company will immediately begin identifying independent directors to join the Company’s Board of Directors. In Amendment No. 5 to Schedule 13D filed by ABeeC with the SEC on September 30, 2024, Ms. Wojcicki disclosed that she was no longer open to considering any third-party proposals to buy the Company and that she remains committed to completing a take-private acquisition of the Company. In connection with the Company’s announcement of the appointment of three independent directors to the Company’s Board of Directors, ABeeC filed Amendment No. 6 to Schedule 13D with the SEC on October 29, 2024. Each of the newly-appointed independent directors was subsequently appointed to the Special Committee on November 2, 2024.

Noncompliance with Nasdaq Listing Rule 5605

On September 18, 2024, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that the Company was not in compliance with Nasdaq Listing Rule 5605 (the “Second Nasdaq Letter”). Specifically, as a result of the Resignations, the Company was no longer in compliance with Nasdaq Listing Rule 5605(b), Nasdaq Listing Rule 5605(c), Nasdaq Listing Rule 5605(d), and Nasdaq Listing Rule 5605(e) (collectively, the “Corporate Governance Requirements”). Pursuant to the Second Nasdaq Letter, the Company had until October 3, 2024 to submit a plan to regain compliance with the aforementioned listing rules (the “Plan”) for the Staff’s review. The Company timely submitted the Plan to the Staff on September 26, 2024, and on October 29, 2024, the Company announced the appointment of three independent directors to the Company’s Board of Directors, each of whom were appointed to the Audit Committee and Compensation Committee. On October 30, 2024, the Company received written notice from the Staff informing the Company that it has regained compliance with the Corporate Governance Requirements. See Note 2, “Summary of Significant Accounting Policies,” and Note 19, “Subsequent Events,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Reverse Stock Split

On October 11, 2024, the Company filed the Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split at the ratio of one-for-twenty, which became effective as of 12:01 a.m., Eastern Time on October 16, 2024 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every twenty shares of the Company’s Class A common stock and Class B common stock were automatically combined into one issued and outstanding share of the Company’s respective Class A common stock and Class B common stock, without any change in their respective par values per share. The Company did not issue fractional shares in connection with the Reverse Stock Split.

Commencing on October 16, 2024, trading of the Company’s Class A common stock continued on The Nasdaq Capital Market on a Reverse Stock Split-adjusted basis. The Company’s trading symbol remains “ME.” See Note 2, “Summary of Significant Accounting Policies,” and Note 19, “Subsequent Events,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Nasdaq Minimum Bid Requirement

On November 10, 2023, the Company received a deficiency letter (the “First Nasdaq Letter”) from the Staff, notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires the Company to maintain a minimum bid price of at least $1.00 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). Pursuant to the First Nasdaq Letter, the Company had an initial 180 calendar days from the date of the First Nasdaq Letter to regain compliance. The Company did not regain compliance during the initial compliance period. On May 9, 2024, the Company received a notification letter from the Staff notifying the Company that it had been granted an additional 180 days, or until November 4, 2024, to regain compliance with the Minimum Bid Requirement.

Following the effectiveness of the Reverse Stock Split, on October 30, 2024, the Company received written notice (the “Compliance Notice”) from the Staff informing the Company that it has regained compliance with the Minimum Bid Requirement. The Staff notified the Company in the Compliance Notice that, from October 16, 2024 to October 29, 2024, the closing bid price of the Company’s Class A common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with the Minimum Bid Requirement and that the matter was now closed. See Note 2, “Summary of Significant Accounting Policies,” and Note 19, “Subsequent Events,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Settlement Related to the Cybersecurity Incident

On July 15, 2024, we reached an agreement in principle to settle the putative class action lawsuits currently pending in the U.S. District Court for the Northern District of California (the “Court”). The parties executed a confidential settlement term sheet on July 29, 2024. We subsequently reached agreement with the plaintiffs on all material terms, including payment of $30.0 million (the “proposed settlement”). On September 12, 2024, plaintiffs filed a motion asking the Court for preliminary approval of the settlement, and the motion was considered at a court hearing on October 29, 2024. On October 29, 2024, the Court deferred the motion for preliminary approval and asked the parties to provide additional information by November 12, 2024. See Note 11, “Commitments and Contingencies — Cybersecurity Incident,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Cease of Operations of Therapeutics Discovery

In August 2024, the Board of Directors of the Company determined that it was in the best interests of the Company and its stockholders to cease operations of the Therapeutics Discovery portion of the Company’s Therapeutics business, effective August 9, 2024. As a result, the Company terminated 30 employees. Therapeutics Discovery operated within the Company’s Therapeutics segment. See Note 9 “Restructuring,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

GSK New Data Notification

In September 2024, the Company and GSK agreed to extend the deadline for the Data Use Notice from September 30, 2024 to October 28, 2024. The license to the New Data will expire on October 27, 2025. See Note 4 “Collaboration,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Costs Associated with Exit or Disposal Activities and Cease of Operations of Therapeutics Development

On November 8, 2024, our Board of Directors approved a reduction in force involving 223 employees, representing approximately 40% of our workforce (the “November Reduction in Force”). The November Reduction in Force also includes ceasing additional development in the Company’s two clinical trials and the closure of substantially all operations in our Therapeutics business segment (together with the November Reduction in Force, the “Reduction Plan”). The Reduction Plan is intended to restructure and strategically align our workforce and organization with our current strategy and to reduce our operating costs.

We expect to complete the Reduction Plan substantially during the third quarter of fiscal year ending March 31, 2025 (“fiscal 2025”), with certain affected employees retained through a transition period expected to end no later than the end of fiscal 2025.

We expect to recognize restructuring charges in connection with the November Reduction in Force with respect to severance payments, benefits continuation, and stock compensation charges associated with the modification of certain stock options and restricted stock units (“equity compensation charges”). All such charges are expected to total approximately $11.7 million, of this amount, severance payments and benefit continuation charges are estimated to be approximately $9.3 million and are expected to be recognized primarily during the third quarter of fiscal 2025, with the majority of such charges anticipated to be paid in cash during the same fiscal quarter. Equity compensation charges are expected to be approximately $2.4 million and are expected to be recognized primarily in the third quarter of fiscal 2025, and will not result in any cash expenditures. We expect that the Reduction Plan, when fully implemented, will reduce annualized payroll and benefit expenses by more than $35.0 million.
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
As of September 30, 2024, we operated in two reporting segments: (1) Consumer and Research Services and (2) Therapeutics. The Consumer and Research Services segment consists of our PGS and telehealth business, as well as research services that we perform under agreements with third parties, including the original GSK Agreement and the 2023 GSK Amendment, relating to the use of our genotypic and phenotypic data to identify promising drug targets. The Therapeutics segment (prior to our election in early November 2024 to close substantially all operations in our Therapeutics business segment, which will cease over the next several months) consists of revenues from the out-licensing of intellectual property associated with identified drug targets and expenses related to therapeutic product candidates under clinical development. During the three and six months ended September 30, 2024 and 2023, all our revenues were derived from our Consumer and Research Services segment. See “Adjusted EBITDA” section below for further details.
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe that the following metrics are useful in evaluating our business:
•PGS Customers. “Customers” means individuals who have registered a PGS kit and provided their DNA sample. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming members of our 23andMe+ Premium membership service, especially if they consent to participate in our research. We had approximately 15.4 million and 15.1 million Customers as of September 30, 2024 and March 31, 2024, respectively.
•Consenting Customers. “Consenting Customers” are Customers who have affirmatively opted in to participate in our research program. Consenting Customers are critical to our research programs and to the continuing growth of our database, which we use to identify drug targets and to generate new and interesting additional ancestry and health reports. Moreover, Consenting Customers respond to our research surveys, providing useful phenotypic data about their traits, habits, and lifestyles, which we analyze using de-identified data to determine whether a genetic variant makes an individual more or less likely to develop certain diseases. A Consenting Customer is likely to be more engaged with our brand, which may lead to the purchase of our 23andMe+ Premium membership service and to participation in further research studies, helping us to advance our research. As of September 30, 2024, over 80% of our Customers were Consenting Customers.
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
In our Consumer and Research Services segment, our service revenue is composed primarily of sales of PGS kits to customers, 23andMe+ Premium membership and telehealth services, which include online medical visits and memberships, as well as revenues from our research collaborations. Our product revenue is composed primarily of telehealth pharmaceutical sales, as well as a portion of our telehealth membership revenue in our Consumer and Research Services segment.
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

Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the volume of PGS kit sales recognized, the prices we charge for our PGS products and research services, the prices we charge and renewal rates of members within our membership services, the prices we charge for telehealth services (medical visits, pharmacy services, and memberships), the fees we incur for lab processing PGS kits, the costs we incur for medical services and prescription drug costs, the revenues from our collaboration agreements, and the personnel costs to fulfill them. We expect our Consumer and Research Services gross margin to increase over the long term as membership revenues become a higher percentage of revenue mix, although our gross margin may fluctuate from period to period. Substantially all our research services revenue in the periods prior to July 2023 was derived from the original GSK Agreement. In October 2023, we entered into the 2023 GSK Amendment to provide GSK with a non-exclusive license to certain new, de-identified, aggregated New Data, as well as access to certain of our research services with respect to such New Data. See Note 4, “Collaborations” to our condensed consolidated financial statements for additional information regarding the 2023 GSK Amendment. If we are unable to add new research services agreements, our research services revenue may decline substantially.
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
Research and Development Expenses
Our research and development expenses support our efforts to add new services and features to our existing services, and to ensure the reliability and scalability of our services across our Consumer and Research Services segment. Prior to closure of the remaining portion of our Therapeutics business in November 2024 (following the previous closure of the Therapeutics Discovery portion of the business in August 2024), research and development expenses included efforts to develop our portfolio of existing therapeutic product candidates in our Therapeutics segment. Prior to ceasing operations of the Therapeutics Discovery portion of our Therapeutics business in August 2024, research and development expenses included our efforts to discover and genetically-validate new therapeutic product candidates. Research and development expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our research and development personnel, collaboration expenses, preclinical and clinical trial costs, laboratory services and supplies costs, third-party data services, and allocated overhead.
We plan to continue to invest in our research and development efforts in our Consumer and Research Services segment. Our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
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
Provision for (Benefit from) Income Taxes
Provision for income tax primarily consists of separate state tax expense generated by one of the variable interest entities. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates. An immaterial tax benefit was recognized for the three and six months ended September 30, 2024, and an immaterial tax provision was recognized for the three and six months ended September 30, 2023.
Results of Operations
Comparisons for the Three and Six Months Ended September 30, 2024 and 2023
The following table sets forth our unaudited condensed consolidated statements of operations for the three and six months ended September 30, 2024 and 2023, respectively, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Service	$38,514	$42,766	$(4,252)	(10%)	$73,193	$96,026	$(22,833)	(24%)
Product	5,557	7,233	(1,676)	(23%)	11,292	14,837	(3,545)	(24%)
Total revenue	44,071	49,999	(5,928)	(12%)	84,485	110,863	(26,378)	(24%)
Cost of revenue:
Service (1)	18,801	25,227	(6,426)	(25%)	36,050	52,172	(16,122)	(31%)
Product (1)	2,863	3,043	(180)	(6%)	5,514	6,281	(767)	(12%)
Total cost of revenue	21,664	28,270	(6,606)	(23%)	41,564	58,453	(16,889)	(29%)
Gross profit	22,407	21,729	678	3%	42,921	52,410	(9,489)	(18%)
Operating expenses:
Research and development (1)	41,041	54,588	(13,547)	(25%)	85,678	116,917	(31,239)	(27%)
Sales and marketing (1)	16,874	18,328	(1,454)	(8%)	32,346	40,986	(8,640)	(21%)
General and administrative (1)	23,418	25,290	(1,872)	(7%)	55,778	76,030	(20,252)	(27%)
Restructuring and other charges (1)	2,242	2,654	(412)	(16%)	2,242	6,871	(4,629)	(67%)
Total operating expenses	83,575	100,860	(17,285)	(17%)	176,044	240,804	(64,760)	(27%)
Loss from operations	(61,168)	(79,131)	17,963	(23%)	(133,123)	(188,394)	55,271	(29%)
Other income (expense):
Interest income, net	2,009	3,752	(1,743)	(46%)	4,583	8,059	(3,476)	(43%)
Other income (expense), net	15	145	(130)	(90%)	(4)	477	(481)	(101%)
Loss before income taxes	(59,144)	(75,234)	16,090	(21%)	(128,544)	(179,858)	51,314	(29%)
Provision for (benefit from) income taxes	(41)	36	(77)	(214%)	(41)	36	(77)	(214%)
Net loss	$(59,103)	$(75,270)	$16,167	(21%)	$(128,503)	$(179,894)	$51,391	(29%)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Cost of service revenue	$871	$1,041	$(170)	(16%)	$1,847	$3,099	$(1,252)	(40%)
Cost of product revenue	442	456	(14)	(3%)	835	870	(35)	(4%)
Research and development	8,565	10,938	(2,373)	(22%)	19,636	22,630	(2,994)	(13%)
Sales and marketing	2,155	2,016	139	7%	4,614	3,734	880	24%
General and administrative (a)	7,150	9,290	(2,140)	(23%)	13,828	43,866	(30,038)	(68%)
Restructuring and other charges	303	—	303	100%	303	641	(338)	(53%)
Total stock-based compensation expense	$19,486	$23,741	$(4,255)	(18%)	$41,063	$74,840	$(33,777)	(45%)
(a)Includes $22.0 million of stock-based compensation charges related to the termination of a Former Lemonaid Officer during the six months ended September 30, 2023.
The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Service	87%	86%	87%	87%
Product	13%	14%	13%	13%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Service	43%	50%	43%	47%
Product	6%	7%	6%	6%
Total cost of revenue	49%	57%	49%	53%
Gross profit	51%	43%	51%	47%
Operating expenses:
Research and development	93%	109%	101%	105%
Sales and marketing	39%	37%	38%	37%
General and administrative	53%	51%	66%	69%
Restructuring and other charges	5%	5%	3%	6%
Goodwill impairment	—%	—%	—%	—%
Total operating expenses	190%	202%	208%	217%
Loss from operations	(139%)	(159%)	(157%)	(170%)
Other income (expense):
Interest income, net	5%	8%	5%	7%
Other income (expense), net	—%	—%	—%	1%
Loss before income taxes	(134%)	(151%)	(152%)	(162%)
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss	(134%)	(151%)	(152%)	(162%)
Revenue
Total revenue decreased by $5.9 million, or 12%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease in total revenue was driven by a $5.1 million decrease in consumer services revenue, which included a $6.9 million decrease in PGS kit revenue driven mainly by lower PGS kit sales volume, as well as a lower average selling price due to greater promotions and discounts versus the prior year quarter.

The decrease in consumer services revenue also included a $1.0 million decrease in telehealth services revenue and a $1.7 million decrease in telehealth tangible product revenue, primarily driven by lower medical visits and pharmacy sales compared to the prior year quarter. In addition, there was a $0.8 million decrease in research services revenue, primarily attributable to a decrease in revenue from the GSK collaboration. These decreases were partially offset by a $4.5 million increase in consumer PGS membership services revenue.
Total revenue decreased by $26.4 million, or 24%, for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The decrease in total revenue was driven by a $13.4 million decrease in consumer services revenue, which included a $14.8 million decrease in PGS kit revenue driven mainly by lower PGS kit sales volume, as well as a lower average selling price due to greater promotions and discounts versus the prior year period. The decrease in consumer services revenue also included a $2.9 million decrease in telehealth services revenue and a $3.5 million decrease in telehealth tangible product revenue, primarily driven by lower medical visits and pharmacy sales, partially related to the disposition of Lemonaid Health Limited compared to the prior year period. In addition, there was a $12.9 million decrease in research services revenue, of which $11.7 million was attributable to the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023. These decreases were partially offset by a $7.8 million increase in consumer PGS membership services revenue.
There was no therapeutics revenue for the six months ended September 30, 2024 and 2023.
Cost of Revenue, Gross Profit and Gross Margin
Total cost of revenue decreased by $6.6 million, or 23%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Cost of revenue for consumer services decreased by $6.5 million, driven by a $4.0 million decrease in the cost of revenue for PGS primarily due to lower shipping and fulfillment, lab supplies and processing, and kit costs due to lower PGS kit sales volume. In addition, there was a $2.3 million decrease in telehealth services cost of revenue primarily from lower personnel-related expenses and related overhead allocations following the June 2023 reduction in force and the disposition of Lemonaid Health Limited during the second quarter of the fiscal 2024. There was also a $0.2 million decrease in telehealth tangible product cost of revenue primarily from reduced shipping costs due to lower pharmacy sales volume. The cost of revenue for research services also decreased by $0.1 million primarily due to the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023.
Total cost of revenue decreased by $16.9 million, or 29%, for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. Cost of revenue for consumer services decreased by $15.4 million, driven by a $7.3 million decrease in the cost of revenue for PGS primarily due to lower shipping and fulfillment, lab supplies and processing, and kit costs due to lower PGS kit sales volume. In addition, there was a $7.3 million decrease in telehealth services cost of revenue primarily from lower personnel-related expenses and related overhead allocations following the June 2023 reduction in force and the disposition of Lemonaid Health Limited during the second quarter of the fiscal 2024. There was also a $0.8 million decrease in telehealth tangible product cost of revenue primarily from reduced shipping costs due to lower pharmacy sales volume. The cost of revenue for research services also decreased by $1.5 million primarily due to the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023.
Our overall gross profit increased by $0.7 million, or 3%, to $22.4 million for the three months ended September 30, 2024 from $21.7 million for the three months ended September 30, 2023. The increase in gross profit was primarily due to an increase in consumer gross profit of $1.4 million, which was primarily driven by an increase in consumer PGS and telehealth service gross profit, partially offset by a decrease in telehealth product gross profit. This increase was partially offset by a $0.7 million decrease in research services gross profit mainly driven by the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023. Our gross margin improved from 43% for the three months ended September 30, 2023 to 51% for the three months ended September 30, 2024. The increase in gross margin was primarily due to an increase in consumer services gross margin due to continued growth of our membership services.
Our overall gross profit decreased by $9.5 million, or 18%, from $52.4 million for the six months ended September 30, 2023 to $42.9 million for the six months ended September 30, 2024. The decrease in gross profit was primarily due to a decrease of $11.4 million in research services gross profit mainly driven by the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023. This decrease was partially offset by a $1.9 million increase in consumer gross profit, which was primarily driven by an increase in telehealth service gross profit, partially offset by a decrease in telehealth product gross profit. Our gross margin improved from 47 % for the six months ended September 30, 2023 to 51 % for the six months ended September 30, 2024. The increase in gross margin was primarily due to an increase in consumer services gross margin due to continued growth of our membership services, as well as a decrease in telehealth services cost of revenue following the June 2023 reduction in force and the disposition of Lemonaid Health Limited during the second quarter of the fiscal 2024.
Gross margin has historically been higher for activities associated with research services than for consumer services, which includes PGS kits, membership and telehealth services.
Research and Development Expenses
The following table sets forth our research and development expenses for the three and six months ended September 30, 2024 and 2023, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Personnel-related expenses	$23,986	$28,737	$(4,751)	(17%)	$51,678	$61,618	$(9,940)	(16%)
Lab-related research services	4,290	11,886	(7,596)	(64%)	9,134	28,808	(19,674)	(68%)
Depreciation, amortization, equipment, and supplies, net of capitalized internal-use software	1,336	1,627	(291)	(18%)	3,218	2,403	815	34%
Facilities, overhead allocations and other	11,429	12,338	(909)	(7%)	21,648	24,088	(2,440)	(10%)
Total research and development expenses	$41,041	$54,588	$(13,547)	(25%)	$85,678	$116,917	$(31,239)	(27%)
Research and development expenses for the three months ended September 30, 2024 decreased to $41.0 million as compared to $54.6 million for the three months ended September 30, 2023. The $13.5 million, or 25%, decrease was primarily attributable to a $7.6 million decrease in lab-related research services from our proprietary and collaboration therapeutics programs as we opted for a royalty on several GSK partnered programs, resulting in a significant reduction of GSK collaboration expenses during the three months ended September 30, 2024. In addition, there was a $4.8 million decrease in personnel-related expenses, including a decrease in non-cash stock-based compensation expense, primarily due to reductions in force. In addition, there was a $0.9 million decrease in facilities, overhead allocations and other expenses, primarily due to a reduction in overhead allocations resulting from the aforementioned reductions in force.
Research and development expenses for the six months ended September 30, 2024 decreased to $85.7 million as compared to $116.9 million for the six months ended September 30, 2023. The $31.2 million, or 27%, decrease was primarily attributable to a $19.7 million decrease in lab-related research services from our proprietary and collaboration therapeutics programs as we opted for a royalty on several GSK partnered programs, resulting in a significant reduction of GSK collaboration expenses during the six months ended September 30, 2024. In addition, there was a $9.9 million decrease in personnel-related expenses, including a decrease in non-cash stock-based compensation expense, primarily due to reductions in force. In addition, there was a $2.4 million decrease in facilities, overhead allocations and other expenses, primarily due to a reduction in overhead allocations resulting from the aforementioned reductions in force. These decreases were offset by a $0.8 million increase in depreciation, amortization, equipment and supplies, net of capitalized internal use software, primarily related to fewer internal use software project hours in development during the six months ended September 30, 2024.

Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses for the three and six months ended September 30, 2024 and 2023, and the dollar and percentage change between the two periods:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Advertising and brand	$6,881	$7,748	$(867)	(11%)	$12,541	$19,689	$(7,148)	(36%)
Personnel-related expenses	5,478	4,656	822	18%	11,049	9,358	1,691	18%
Intangibles amortization and impairment, depreciation, equipment, and supplies	1,283	3,159	(1,876)	(59%)	2,574	6,325	(3,751)	(59%)
Facilities, overhead allocations and other	3,232	2,765	467	17%	6,182	5,614	568	10%
Total sales and marketing expenses	$16,874	$18,328	$(1,454)	(8%)	$32,346	$40,986	$(8,640)	(21%)
Sales and marketing expenses for the three months ended September 30, 2024 decreased to $16.9 million as compared to $18.3 million for the three months ended September 30, 2023. The decrease of $1.5 million, or 8%, was primarily driven by a $1.9 million decrease in intangible asset amortization and impairment, depreciation, equipment, and supplies primarily due to customer relationships being fully amortized within intangible assets in the second quarter of fiscal 2024. In addition, there was a decrease of $0.9 million in advertising and brand-related expenses due to a reduction in marketing campaigns and spending. These decreases were partially offset by a $0.8 million increase in personnel-related expenses, including an increase in non-cash stock-based compensation expense, and a $0.4 million increase in overhead allocations, primarily due to increased headcount.
Sales and marketing expenses for the six months ended September 30, 2024 decreased to $32.3 million as compared to $41.0 million for the six months ended September 30, 2023. The decrease of $8.6 million, or 21%, was primarily driven by a $7.1 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending. There was also a decrease of $3.8 million in intangible asset amortization and impairment, depreciation, equipment, and supplies primarily due to customer relationships being fully amortized within intangible assets in the second quarter of fiscal 2024. These decreases were partially offset by a $1.7 million increase in personnel-related expenses, including an increase in non-cash stock-based compensation expense, and a $0.6 million increase in overhead allocations, primarily due to increased headcount.
General and Administrative Expenses
Total general and administrative expenses for the three months ended September 30, 2024 decreased by $1.9 million, or 7%, to $23.4 million as compared to $25.3 million for the three months ended September 30, 2023. The decrease was primarily due to a $2.7 million reduction in personnel related-expenses, primarily driven by a decrease in non-cash stock-based compensation due to several executive terminations. In addition, there was a decrease of $1.4 million in other expenses, including business insurance. These decreases were partially offset by a $2.2 million increase in outside services expenses primarily due to legal and finance costs incurred by the Special Committee.
Total general and administrative expenses for the six months ended September 30, 2024 decreased by $20.3 million, or 27%, to $55.8 million as compared to $76.0 million for the six months ended September 30, 2023. The decrease was primarily due to a $29.8 million reduction in non-cash stock-based compensation, of which $22.0 million was related to a charge taken during the three months ended June 30, 2023 due to the departure of a Former Lemonaid Officer. See Note 13, “Equity Incentive Plans and Stock-Based Compensation” to our condensed consolidated financial statements for details. In addition, there was a $1.6 million decrease in other payroll-related expenses and a $2.8 million decrease in other expenses, including business insurance. These decreases were partially offset by a $13.9 million increase in outside services expenses primarily due to a non-recurring litigation settlement, net of probable insurance recoveries, legal and finance costs incurred by the Special Committee, and an increase in consulting fees.
Restructuring and Other Charges
Restructuring and other charges for the three months ended September 30, 2024 decreased by $0.4 million, or 16%, to $2.2 million as compared to $2.7 million for the three months ended September 30, 2023. The charges for the three months ended September 30, 2024 consisted primarily of employee severance and termination benefits related to the

August 2024 reduction in force of $2.2 million, of which $0.3 million was non-cash stock-based compensation expense as compared to the three months ended September 30, 2023, which consisted primarily of employee severance and termination benefits related to the August 2023 reduction in force of $2.7 million.
Restructuring and other charges for the six months ended September 30, 2024 decreased by $4.6 million, or 67%, to $2.2 million as compared to $6.9 million for the six months ended September 30, 2023. The charges for the six months ended September 30, 2024 consisted primarily of employee severance and termination benefits related to the August 2024 reduction in force of $2.2 million, of which $0.3 million was non-cash stock-based compensation expense as compared to the three months ended September 30, 2023, which consisted primarily of employee severance and termination benefits related to the June 2023 and August 2023 reductions in force of $6.9 million, of which $0.6 million was non-cash stock-based compensation expense. See Note 9 — “Restructuring” to our condensed consolidated financial statements for details.
Interest Income, net
Interest income, net decreased by $1.7 million from $3.8 million for the three months ended September 30, 2023 to $2.0 million for the three months ended September 30, 2024 primarily due to a decrease in the cash equivalents balance held in money market funds, partially offset by an increase in interest yields compared to the prior year period.
Interest income, net decreased by $3.5 million from $8.1 million for the six months ended September 30, 2023 to $4.6 million for the three months ended September 30, 2024 primarily due to a decrease in the cash equivalents balance held in money market funds, partially offset by an increase in interest yields compared to the prior year period
Adjusted EBITDA
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

The following tables reconcile net loss to Adjusted EBITDA for the three and six months ended September 30, 2024 and 2023 on a Company-wide basis and for each of our segments:

	Three Months Ended September 30,				Six Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Segment Revenue: (1)
Consumer and Research Services	$44,071	$49,999	$(5,928)	(12%)	$84,485	$110,863	$(26,378)	(24%)
Total revenue	$44,071	$49,999	$(5,928)	(12%)	$84,485	$110,863	$(26,378)	(24%)
Segment Adjusted EBITDA:
Consumer and Research Services Adjusted EBITDA	$(8,633)	$(6,673)	$(1,960)	29%	$(17,474)	$(12,275)	$(5,199)	42%
Therapeutics Adjusted EBITDA	(11,975)	(26,224)	14,249	(54%)	(24,392)	(57,363)	$32,971	(57%)
Unallocated Corporate (2)	(12,804)	(12,156)	(648)	5%	(26,708)	(25,215)	$(1,493)	6%
Total Adjusted EBITDA	$(33,412)	$(45,053)	$11,641	(26%)	$(68,574)	$(94,853)	$26,279	(28%)
Reconciliation of net loss to Adjusted EBITDA:
Net loss	$(59,103)	$(75,270)	$16,167	(21%)	$(128,503)	$(179,894)	$51,391	(29%)
Adjustments:
Interest income, net	(2,009)	(3,752)	1,743	(46%)	(4,583)	(8,059)	3,476	(43%)
Other (income) expense, net	(15)	(145)	130	(90%)	4	(477)	481	(101%)
Provision for (benefit from) income taxes	(41)	36	(77)	(214%)	(41)	36	(77)	(214%)
Depreciation and amortization	4,972	4,474	498	11%	8,983	8,951	32	—%
Amortization of acquired intangible assets	1,775	3,638	(1,863)	(51%)	3,551	7,277	(3,726)	(51%)
Stock-based compensation expense	19,486	23,741	(4,255)	(18%)	41,063	74,840	(33,777)	(45%)
Loss on disposition of Lemonaid Health and transaction-related costs(3)	—	2,127	(2,127)	(100%)	—	2,375	(2,375)	(100%)
Litigation settlement cost	—	98	(98)	(100%)	—	98	(98)	(100%)
Cyber security incident expenses, net of probable insurance recoveries (4)	1,523	—	1,523	100%	10,952	—	10,952	100%
Total Adjusted EBITDA	$(33,412)	$(45,053)	$11,641	(26%)	$(68,574)	$(94,853)	$26,279	(28%)
(1)There was no Therapeutics revenue for the three and six months ended September 30, 2024 and 2023.
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
(4)Refer to Note 11, “Commitments and Contingencies — Cyber Security Incident” for additional information.
Consumer and Research Services
Three Months Ended September 30, 2024
Consumer and Research Services Adjusted EBITDA decreased by $2.0 million, or 29%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to a decrease in revenue of $5.9 million, or 12%, partially offset by a decrease in expenses of $3.9 million, or 7%.
Consumer and Research Services revenue decreased driven by a $5.1 million decrease in consumer services revenue, which included a $6.9 million decrease in PGS kit revenue mainly related to lower PGS kit sales volume, as well as a lower average selling price due to greater promotions and discounts versus the prior year quarter. The decrease in consumer services revenue also included a $1.0 million decrease in telehealth services revenue and a $1.7 million decrease in telehealth tangible product revenue, primarily driven by lower medical visits and pharmacy sales compared to the prior year quarter. In addition, there was a $0.8 million decrease in research services revenue, primarily attributable to a decrease in revenue from the GSK collaboration. These decreases were partially offset by a $4.5 million increase in consumer PGS membership services revenue.

Consumer and Research Services expenses decreased primarily due to a $2.9 million decrease in shipping and fulfillment, lab supplies and processing, and kit costs due to lower PGS kit sales volume. There was also a $0.8 million decrease in payroll-related expenses, and a $0.8 million decrease in advertising and brand-related expenses. These decreases were partially offset by a $0.5 million net increase in other expenses.
Six Months Ended September 30, 2024
Consumer and Research Services Adjusted EBITDA decreased by $5.2 million, or 42%, for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, due to a decrease in revenue of $26.4 million, or 24%, partially offset by a decrease in expenses of $21.2 million, or 17%.
Consumer and Research Services revenue decreased driven by a $13.4 million decrease in consumer services revenue, which included a $14.8 million decrease in PGS kit revenue mainly related to lower PGS kit sales volume, as well as a lower average selling price due to greater promotions and discounts versus the prior year period. The decrease in consumer services revenue also included a $2.9 million decrease in telehealth services revenue and a $3.5 million decrease in telehealth tangible product revenue, primarily driven by lower medical visits and pharmacy sales, partially related to the disposition of Lemonaid Health Limited compared to the prior year period. In addition, there was a $12.9 million decrease in research services revenue, of which $11.7 million was attributable to the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023. These decreases were partially offset by a $7.8 million increase in consumer PGS membership services revenue.
Consumer and Research Services expenses decreased due to a $7.6 million decrease in payroll-related expenses primarily related to a reduction in force and the disposition of Lemonaid Health Limited. There was also a $7.1 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spend. In addition, there was a $6.6 million decrease in shipping and fulfillment, lab supplies and processing, and kit costs due to lower PGS kit sales volume. Non-capitalized equipment and supplies decreased by $1.3 million, consulting costs decreased by $0.8 million and other operating expenses decreased by $1.1 million. These decreases were partially offset by a $2.3 million increase in expenses due to fewer internal use software project hours in development and a $1.0 million increase in overhead allocations.
Therapeutics
Therapeutics’ Adjusted EBITDA improved by $14.2 million, or 54%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, resulting from a decrease in expenses. There was a $7.8 million decrease in lab-related research services as we opted for a royalty on several GSK partnered programs, resulting in a significant reduction of GSK collaboration expenses during the three months ended September 30, 2024. In addition, there was a $5.0 million decrease in payroll-related expenses as a result of reductions in force and a $1.4 million net decrease in other expenses.
Therapeutics’ Adjusted EBITDA improved by $33.0 million, or 57%, for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, resulting from a decrease in expenses. There was a $20.1 million decrease in lab-related research services as we opted for a royalty on several GSK partnered programs, resulting in a significant reduction of GSK collaboration expenses during the six months ended September 30, 2024. In addition, there was a $10.3 million decrease in payroll-related expenses as a result of reductions in force, a $1.3 million decrease in non-capitalized equipment and supplies, a $0.8 million decrease in overhead allocations and a $0.5 million net decrease in other expenses.
There was no revenue for the Therapeutics segment for the six months ended September 30, 2024 and 2023.
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
As of September 30, 2024, our principal source of liquidity was our cash and cash equivalents balance of $126.6 million, which is held for working capital purposes. We have incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $2.3 billion as of September 30, 2024.

We will need additional liquidity to fund our necessary expenditures and financial commitments for 12 months after the date that the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q are issued. We have determined that, as of the filing date of this report, there is substantial doubt about our ability to continue as a going concern.
To improve our financial condition and liquidity position, we are working to execute our business plan, manage ongoing operational expenses, and implement cost-cutting measures, as well as considering raising additional capital. See Note 19, “Subsequent Events” for additional details. Our ability to continue as a going concern, however, is contingent upon our ability to successfully implement our operational and financial plans, and if we fail to do so and/or are unable to raise sufficient capital or consummate a strategic transaction, we could be forced to modify or cease operations. While we believe in the viability of our strategy, there are numerous risks and uncertainties that may prevent, and there can be no assurances regarding, the successful implementation of our operational and financial plans and/or the consummation of any transactions. See Note 1, “Organization and Description of Business” for additional details.

The unaudited interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.
Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing activities, and research and development efforts. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may not be able to obtain additional financing on terms acceptable to us or at all. Our ability to obtain additional financing depends on a number of factors, including, but not limited to, the market price of our Class A common stock, the availability and cost of additional equity capital, our ability to retain the listing of our Class A common stock on The Nasdaq Stock Market, and the general economic and industry conditions affecting the availability and cost of capital. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected. See Note 2, "Summary of Significant Accounting Policies - Liquidity and Going Concern."
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
On February 6, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Agent”), pursuant to which we may sell, from time to time, at our option, up to $150.0 million in aggregate principal amount of an indeterminate amount of shares of our Class A common stock, $0.0001 par value per share (the “ATM Shares”), through the Agent, as our sales agent (the “ATM program”). Subject to the terms of the Sales Agreement, the Agent will use reasonable efforts to sell the ATM Shares from time to time, based upon our instructions (including any price, time, or size limits or other customary parameters or conditions that we may impose), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and pursuant to the Shelf Registration Statement on Form S-3 that we filed with the SEC on February 6, 2023. We will pay the Agent a commission of 3.0% of the gross proceeds from the sales of the ATM Shares, if any. We have also agreed to provide the Agent with customary indemnification and contribution rights. The offering of the ATM Shares will terminate upon the earliest of (a) the sale of the maximum number or amount of the ATM Shares permitted to be sold under the Sales Agreement and (b) the termination of the Sales Agreement by the parties thereto. While we cannot provide any assurances that we will sell any ATM Shares pursuant to the Sales Agreement, we expect to use the net proceeds from the sale of securities under the Sales Agreement, if any, for general corporate purposes, including working capital requirements and operating expenses; we, however, have not allocated the net proceeds for specific purposes. As of the date of this Form 10-Q, we have not made any sales under the Sales Agreement.
For the six months ended September 30, 2024, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in the Fiscal 2024 Form 10-K, except for the settlement related to the cyber security incident. During the six months ended September 30, 2024, the Company recorded a payable related to the settlement of $30.0 million. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(84,200)	$(126,474)
Net cash used in investing activities	$(3,856)	$(5,468)
Net cash provided by financing activities	$269	$1,479
Cash Flows from Operating Activities
Net cash used in operating activities of $84.2 million for the six months ended September 30, 2024 was primarily related to a net loss of $128.5 million, partially offset by non-cash charges for stock-based compensation of $41.1 million, depreciation and amortization of $7.9 million, and amortization and impairment of internal-use software of $4.6 million. The net changes in operating assets and liabilities of $9.2 million were primarily related to a decrease in accounts payable of $5.1 million primarily due to the timing of vendor payments, a decrease in deferred revenue of $5.1 million as a result of a decrease in research services deferred revenue related to GSK collaboration, and lower PGS kit sales, a decrease in operating lease liabilities of $4.8 million primarily due to lease payments, an increase in inventories of $2.4 million primarily driven by an increase in kit inventory in preparation for July’s and October’s Amazon Prime Day, and an increase in deferred cost of revenue of $1.0 million primarily due to PGS kits sales during the holiday season. These were partially offset by an increase in accrued and other current liabilities of $1.9 million due to timing of vendor invoice receipts, a decrease in accounts receivable of $2.9 million primarily due to timing of customer billing, and a decrease in operating right-of-use assets of $3.8 million primarily due to right-of-use assets amortization.
Net cash used in operating activities of $126.5 million for the six months ended September 30, 2023 was primarily related to a net loss of $179.9 million, partially offset by non-cash charges for stock-based compensation of $74.8 million, depreciation and amortization of $13.7 million, amortization and impairment of internal-use software of $2.5 million, and loss on the disposition of Lemonaid Health Limited of $2.0 million. The net changes in operating assets and liabilities of $39.2 million were primarily related to a decrease in deferred revenue of $22.2 million as a result of a decrease in research services deferred revenue related to the GSK collaboration, a decrease in operating lease liabilities of $4.2 million primarily due to lease payments, a decrease in accounts payable of $4.0 million primarily due to the timing of payments, a decrease in accrued and other current liabilities of $5.7 million primarily due to timing of vendor invoice receipts, an increase in inventories of $4.7 million primarily driven by a buildup of kit inventory in preparation for the holiday season and an increase in prepaid expenses and other current assets of $2.4 million primarily due to an increase in prepaid insurance. These decreases were partially offset by a decrease in operating right-of-use assets of $3.5 million primarily due to right-of-use assets amortization.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.9 million for the six months ended September 30, 2024, which consisted of capitalization of internal-use software costs of $3.4 million and purchases of property and equipment of $0.6 million, offset by proceeds from sale of property and equipment of $0.2 million.
Net cash used in investing activities was $5.5 million for the six months ended September 30, 2023, which consisted of capitalization of internal-use software costs of $4.8 million and purchases of property and equipment of $0.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $269.0 thousand for the six months ended September 30, 2024.
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

Contractual Obligations and Commitments
Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods ranging from 1.3 years to 6.8 years. Refer to Note 10, “Leases,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations.
In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 11, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our commitments as of September 30, 2024.
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
Revenue Recognition
We generate revenue from our Consumer and Research Services segment, which includes revenue from PGS, telehealth, and research services. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these goods or services.
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
We recognized breakage revenue from unreturned kits of $5.4 million and $4.3 million for the three months ended September 30, 2024 and 2023, respectively, and $9.4 million and $8.9 million for the six months ended September 30, 2024 and 2023, respectively. A hypothetical ten percent change in our breakage rate estimate would not have had a material impact on total revenue recognized during the three and six months ended September 30, 2024.
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
Interest Rate Risk
As of September 30, 2024, we had $126.6 million in cash and cash equivalents. Our cash equivalents are comprised primarily of money market accounts. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income and cash flows. A hypothetical 10% change in interest rates during the three and six months ended September 30, 2024 and 2023 would not have had a material impact on our historical condensed consolidated financial statements.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all our revenue and expenses are denominated in U.S. dollars. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended September 30, 2024 and 2023. To date, we have not engaged in any hedging strategies. If our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
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

As of September 30, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2024.

As a result of the resignations of seven non-employee directors from the Company’s Board of Directors on September 17, 2024, the Company did not have a majority independent Board of Directors with an independent Audit Committee as of September 30, 2024. Accordingly, material weaknesses in the control environment and monitoring of the internal control over financial reporting were identified as a result of the lack of oversight by an independent Audit Committee to assess the development and performance of internal control, maintain reporting lines and responsibilities, and demonstrate a commitment to integrity and ethical values that support a functioning system of internal control, all of which impacted the Company’s ability to monitor and evaluate whether the components of internal control were present and functioning and properly evaluate deficiencies.
Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

On October 29, 2024, the Company announced the appointment of three independent board members (the “New Directors”), each of whom were appointed to the Audit Committee of the Board of Directors. Each of the New Directors (i) qualifies as an Independent Director (as defined in Nasdaq Listing Rule 5605(a)(2)), (ii) meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended, (iii) has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and (iv) is able to read and understand fundamental financial statements. Additionally, at least one of the New Directors qualifies and was designated as the “audit committee financial expert.” The Company is working to remediate the material weakness upon demonstration of effective oversight of external financial reporting and internal controls over financial reporting within fiscal 2025.
Changes in Internal Control over Financial Reporting
Except with respect to the material weakness described above, there was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There is substantial doubt regarding our ability to continue as a going concern.

We incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. As of September 30, 2024, we had an accumulated deficit of $2.3 billion, and cash and cash equivalents of $126.6 million. We will need additional liquidity to fund our necessary expenditures and financial commitments for 12 months after the date that the unaudited condensed consolidated financial statements included in this Form 10-Q are issued. We have determined that, as of the filing date of this report, there is substantial doubt about our ability to continue as a going concern.

To improve our financial condition and liquidity position, we are working to execute our business plan, manage ongoing operational expenses, and implement cost-cutting measures, as well as considering raising additional capital. Our ability to continue as a going concern, however, is contingent upon our ability to successfully implement our operational and financial plans, and if we fail to do so and/or are unable to raise sufficient capital or consummate a strategic transaction, we could be forced to modify or cease operations. While we believe in the viability of our strategy there are numerous risks and uncertainties may prevent, and there can be no assurances regarding, the successful implementation of our operational and financial plans and/or the consummation of any transactions.

Furthermore, the reaction of investors to our potential inability to continue as a going concern could also have a material and adverse impact on the price of our Class A common stock, which could negatively impact our ability to obtain stock-based financing or enter into strategic transactions. Additionally, the perception that we may not be able to continue as a going concern may cause prospective partners or collaborators to choose not to conduct business with us due to concerns about our ability to meet our contractual obligations and continue operating our business without interruption.

The ultimate effect of the Reverse Stock Split on the market price of our Class A common stock cannot be predicted with any certainty and may decrease the liquidity of our Class A common stock and magnify any decrease in our overall market capitalization.

Effective October 16, 2024, we effected a one-for-twenty reverse stock split of all of our issued and outstanding shares of Class A common stock and Class B common stock, pursuant to which every twenty shares of our Class A common stock and Class B common stock were automatically combined into one issued and outstanding share of our respective Class A common stock and Class B common stock.

The ultimate effect of the Reverse Stock Split on the market price of our Class A common stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will result in any or all of the expected benefits, including enabling us to maintain compliance with the Nasdaq listing standards for any meaningful period of time. While the reduction in the number of outstanding shares of our Class A common stock increased the market price of our Class A common stock such that we were able to regain compliance with Nasdaq’s Minimum Bid Requirement, we cannot assure you that the Reverse Stock Split will result in any permanent or sustained increase in the market price of our Class A common stock. The market price of our Class A common stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions, and prospects for future success, any of which could have a counteracting effect to the Reverse Stock Split on the per share price.

In addition, the Reverse Stock Split also reduced the total number of outstanding shares of our Class A common stock, which may lead to reduced trading for our Class A common stock. As a result of a lower number of shares outstanding, the market for our Class A common stock may also become more volatile. The Reverse Stock Split also increased the number of stockholders who own “odd lots” of less than 100 shares of Class A common stock. A purchase or sale of less than 100 shares of Class A common stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of Class A common stock following the Reverse Stock Split may be required to pay higher transaction costs if they sell their Class A common stock.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Costs Associated with Exit or Disposal Activities

On November 8, 2024, the Company’s Board of Directors approved a reduction in force involving 223 employees, representing approximately 40% of the Company’s workforce (the “November Reduction in Force”). The November Reduction in Force also includes ceasing additional development in the Company’s two clinical trials and the closure of substantially all operations in the Company’s Therapeutics business segment (together with the November Reduction in Force, the “Reduction Plan”). The Reduction Plan is intended to restructure and strategically align the Company’s workforce and organization with the Company’s current strategy and to reduce the Company’s operating costs.

The Company expects to complete the Reduction Plan substantially during the third quarter of its fiscal year ending March 31, 2025 (“fiscal 2025”), with certain affected employees retained through a transition period expected to end no later than the end of fiscal 2025.

The Company expects to recognize restructuring charges in connection with the November Reduction in Force with respect to severance payments, benefits continuation, and stock compensation charges associated with the modification of certain stock options and restricted stock units (“equity compensation charges”). All such charges are expected to total approximately $11.7 million, of this amount, severance payments and benefit continuation charges are estimated to be approximately $9.3 million and are expected to be recognized primarily during the third quarter of fiscal 2025, with the majority of such charges anticipated to be paid in cash during the same fiscal quarter. Equity compensation charges are expected to be approximately $2.4 million and are expected to be recognized primarily in the third quarter of fiscal 2025, and will not result in any cash expenditures. The Company expects that the Reduction Plan, when fully implemented, will reduce annualized payroll and benefit expenses by more than $35.0 million.

Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

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

23ANDME HOLDING CO.

Date:	November 12, 2024	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 12, 2024	By:	/s/ Joseph Selsavage
Name: Joseph Selsavage
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)