Form 10-Q
period 2024-12-31
23andMe Holding Co.
filed 2025-02-06
CIK 1804591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of January 31, 2025, there were 19,721,802 shares of Class A common stock, $0.0001 par value per share, and 7,105,086 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
23ANDME HOLDING CO.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$79,350	$216,488
Restricted cash	1,664	1,399
Accounts receivable, net	10,073	3,324
Inventories	21,407	12,465
Deferred cost of revenue	9,920	4,792
Prepaid expenses and other current assets	38,106	15,441
Current assets of discontinued operations	1,057	1,400
Total current assets	161,577	255,309
Property and equipment, net	19,226	22,499
Operating lease right-of-use assets	35,013	38,129
Restricted cash, noncurrent	12,274	6,974
Internal-use software, net	20,724	20,516
Intangible assets, net	27,315	33,255
Other assets	812	650
Noncurrent assets of discontinued operations	481	17,835
Total assets	$277,422	$395,167
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,781	$5,368
Accrued expenses and other current liabilities	66,926	30,832
Deferred revenue (includes related party amounts of $1,964 and $10,999, respectively)	62,919	64,827
Operating lease liabilities	5,891	4,932
Current liabilities of discontinued operations (includes related party amounts of $2,190 and $10,561, respectively)	9,823	21,372
Total current liabilities	153,340	127,331
Deferred revenue, noncurrent (includes related party amounts of nil and $10,000, respectively)	—	10,000
Operating lease liabilities, noncurrent	54,653	59,835
Other liabilities	1,784	1,471
Noncurrent liabilities of discontinued operations	4,925	8,010
Total liabilities	214,702	206,647
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock - par value $0.0001, 10,000,000 shares authorized as of December 31, 2024 and March 31, 2024; zero shares issued and outstanding as of December 31, 2024 and March 31, 2024	—	—
Common stock, par value $0.0001 - Class A shares, 1,140,000,000 shares authorized, 19,640,404 and 16,169,741 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively; Class B shares, 350,000,000 shares authorized, 7,105,086 and 8,336,229 shares issued and outstanding as of December 31, 2024 and March 31, 2024, respectively (1)	3	2
Additional paid-in capital (1)	2,417,343	2,361,606
Accumulated deficit	(2,354,626)	(2,173,088)
Total stockholders’ equity	62,720	188,520
Total liabilities and stockholders’ equity	$277,422	$395,167
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 12, “Stockholders' Equity,” for further information about the reverse stock split.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue:
Service (includes related party revenue of $19,696 and nil for the three months ended December 31, 2024 and 2023, respectively, and $20,185 and $11,753 for the nine months ended December 31, 2024 and 2023, respectively)	$54,767	$38,071	$127,960	$134,097
Product	5,495	6,676	16,787	21,513
Total revenue	60,262	44,747	144,747	155,610
Cost of revenue:
Service (includes related party cost of nil for both the three months ended December 31, 2024 and 2023 and nil and $295 for the nine months ended December 31, 2024 and 2023, respectively)	17,872	22,134	54,069	74,991
Product	2,564	2,928	8,186	9,470
Total cost of revenue	20,436	25,062	62,255	84,461
Gross profit	39,826	19,685	82,492	71,149
Operating expenses:
Research and development	20,216	23,897	80,050	77,524
Sales and marketing	17,950	27,925	50,609	69,541
General and administrative	26,891	31,780	83,034	108,742
Restructuring and other charges	10,642	217	10,866	4,642
Goodwill impairment	—	198,800	—	198,800
Total operating expenses	75,699	282,619	224,559	459,249
Loss from operations	(35,873)	(262,934)	(142,067)	(388,100)
Other income:
Interest income, net	1,282	3,230	5,865	11,289
Other income, net	316	23	312	501
Loss before income taxes	(34,275)	(259,681)	(135,890)	(376,310)
Provision for (benefit from) income taxes	—	19	(41)	55
Net loss from continuing operations	(34,275)	(259,700)	(135,849)	(376,365)
Net loss from discontinued operations (includes related party expenses of $260 and $2,781 for the three months ended December 31, 2024 and 2023, respectively, and $445 and $10,989 for the nine months ended December 31, 2024 and 2023, respectively)	(18,760)	(18,276)	(45,689)	(81,505)
Net loss	(53,035)	(277,976)	(181,538)	(457,870)
Other comprehensive income, net of tax	—	—	—	620
Total comprehensive loss	$(53,035)	$(277,976)	$(181,538)	$(457,250)
Net loss per share from continuing operations of Class A and Class B common stock attributable to common stockholders, basic and diluted (1)	$(1.30)	$(10.80)	$(5.31)	$(15.92)
Net loss per share from discontinued operations of Class A and Class B common stock attributable to common stockholders, basic and diluted (1)	$(0.71)	$(0.76)	$(1.79)	$(3.45)
Net loss per share of Class A and Class B common stock attributable to common stockholders, basic and diluted (1)	$(2.01)	$(11.56)	$(7.10)	$(19.37)
Weighted-average shares used to compute net loss per share (1):
Basic and diluted (1)	26,349,226	24,040,478	25,567,008	23,634,161
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 12, “Stockholders' Equity,” for further information about the reverse stock split.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital (1)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount (1)
Balance as of March 31, 2024	24,505,970	$2	$2,361,606	$(2,173,088)	$188,520
Issuance of common stock upon exercise of stock options	6,889	—	58	—	58
Issuance of common stock upon release of restricted stock units	184,838	—	—	—	—
Issuance of common stock upon release of restricted stock units under the 23andMe Second Amended and Restated Annual Incentive Plan	607,222	1	6,450	—	6,451
Net share settlements for stock-based minimum tax withholdings	(4,415)	—	(48)	—	(48)
Stock-based compensation expense	—	—	17,923	—	17,923
Net loss	—	—	—	(69,400)	(69,400)
Balance as of June 30, 2024	25,300,504	$3	$2,385,989	$(2,242,488)	$143,504
Issuance of common stock upon release of restricted stock units	484,051	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(9,998)	—	(70)	—	(70)
Issuance of common stock under employee stock purchase plan	61,807	—	331	—	331
Stock-based compensation expense	—	—	17,267	—	17,267
Net loss	—	—	—	(59,103)	(59,103)
Balance as of September 30, 2024	25,836,364	$3	$2,403,517	$(2,301,591)	$101,929
Issuance of common stock upon release of restricted stock units	633,195	—	—	—	—
Issuance of common stock for rounding in relation to the Reverse Stock Split	281,210	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(5,279)	—	(17)	—	(17)
Stock-based compensation expense	—	—	13,843	—	13,843
Net loss	—	—	—	(53,035)	(53,035)
Balance as of December 31, 2024	26,745,490	$3	$2,417,343	$(2,354,626)	$62,720
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 12, “Stockholders' Equity,” for further information about the reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital (1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount (1)
Balance as of March 31, 2023	23,059,998	$2	$2,220,941	$(620)	$(1,506,384)	$713,939
Issuance of common stock upon exercise of stock options	9,036	—	85	—	—	85
Issuance of common stock upon release of restricted stock units	90,640	—	—	—	—	—
Issuance of common stock upon release of restricted stock units under the 23andMe Second Amended and Restated Annual Incentive Plan	448,053	—	18,630	—	—	18,630
Net share settlements for stock-based minimum tax withholdings	(2,949)	—	(121)	—	—	(121)
Stock-based compensation expense	—	—	47,915	—	—	47,915
Other comprehensive loss	—	—	—	(334)	—	(334)
Net loss	—	—	—	—	(104,624)	(104,624)
Balance as of June 30, 2023	23,604,778	$2	$2,287,450	$(954)	$(1,611,008)	$675,490
Issuance of common stock upon exercise of stock options	41,428	—	388	—	—	388
Issuance of common stock upon release of restricted stock units	217,919	—	—	—	—	—
Issuance of common stock upon release of restricted stock units under the 23andMe Second Amended and Restated Annual Incentive Plan	2,900	—	102	—	—	102
Net share settlements for stock-based minimum tax withholdings	(951)	—	(22)	—	—	(22)
Issuance of common stock under employee stock purchase plan	75,477	—	1,411	—	—	1,411
Stock-based compensation expense	—	—	22,198	—	—	22,198
Other comprehensive income	—	—	—	954	—	954
Net loss	—	—	—	—	(75,270)	(75,270)
Balance as of September 30, 2023	23,941,551	$2	$2,311,527	$—	$(1,686,278)	$625,251
Issuance of common stock upon exercise of stock options	25,412	—	217	—	—	217
Issuance of common stock upon release of restricted stock units	161,547	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(827)	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	29,711	—	—	29,711
Net loss	—	—	—	—	(277,976)	(277,976)
Balance as of December 31, 2023	24,127,683	$2	$2,341,440	$—	$(1,964,254)	$377,188
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 12, “Stockholders' Equity,” for further information about the reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(181,538)	$(457,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,374	19,171
Amortization and impairment of internal-use software	6,296	4,374
Stock-based compensation expense	50,467	101,198
Loss (gain) on disposal of property and equipment	60	(5)
Loss on disposition of Lemonaid Health Limited	—	2,026
Impairment of long-lived assets	10,041	—
Goodwill impairment	—	198,800
Other operating activities	—	(504)
Changes in operating assets and liabilities:
Accounts receivable, net (includes related party amounts of nil and $19 for the nine months ended December 31, 2024 and 2023, respectively)	(6,749)	(16,257)
Inventories	(8,943)	(5,420)
Deferred cost of revenue	(5,128)	(6,846)
Prepaid expenses and other current assets	(980)	(4,490)
Operating lease right-of-use assets	5,565	5,341
Other assets	629	755
Accounts payable (includes related party amounts of $(3,809) and $3,879 for the nine months ended December 31, 2024 and 2023, respectively)	(2,840)	669
Accrued expenses and other current liabilities (includes related party amounts of $(4,562) and $42 for the nine months ended December 31, 2024 and 2023, respectively)	11,468	(5,906)
Deferred revenue (includes related party amounts of $(19,035) and $8,247 for the nine months ended December 31, 2024 and 2023, respectively)	(11,908)	32,948
Operating lease liabilities	(6,981)	(6,483)
Other liabilities	313	(36)
Net cash used in operating activities	(128,854)	(138,535)
Cash flows from investing activities:
Purchases of property and equipment	(714)	(850)
Proceeds from sale of property and equipment	2,475	6
Capitalized internal-use software costs	(4,730)	(6,636)
Net cash used in investing activities	(2,969)	(7,480)
Cash flows from financing activities:
Proceeds from exercise of stock options	58	687
Proceeds from issuance of common stock under employee stock purchase plan	331	1,411
Payments of deferred offering costs	(4)	(356)
Payments for taxes related to net share settlement of equity awards	(135)	(158)
Net cash provided by financing activities	250	1,584
Net decrease in cash, cash equivalents and restricted cash	(131,573)	(144,431)
Cash, cash equivalents and restricted cash—beginning of period	224,861	395,222
Cash, cash equivalents and restricted cash—end of period	$93,288	$250,791
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$6	$213
Stock-based compensation capitalized for internal-use software costs	$1,773	$2,927
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$79,350	$242,418
Restricted cash, current	1,664	1,399
Restricted cash, noncurrent	12,274	6,974
Total cash, cash equivalents and restricted cash	$93,288	$250,791
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
As previously disclosed, the Company formed a special committee composed of independent members of the Board of Directors (the “Special Committee”) on March 28, 2024. The role of the Special Committee is to review strategic alternatives that may be available to the Company to maximize stockholder value. On April 17, 2024, Anne Wojcicki, Chief Executive Officer (“CEO”), Co-Founder, and Chair of the Board of Directors of the Company disclosed that she is considering making a proposal to acquire all of the outstanding shares of the Company that she does not currently own. Ms. Wojcicki also indicated that she wishes to maintain control of the Company and, therefore, will not be willing to support any alternative transaction. As previously disclosed, on July 29, 2024, the Special Committee received a preliminary non-binding indication of interest from Ms. Wojcicki to acquire all of the outstanding shares of the Company not owned by her or her affiliates or any other stockholder that she invites to roll over their shares, for cash consideration of $0.40 per share (on a pre-Reverse Stock Split basis) (the “Preliminary Proposal”), as set forth in Amendment No. 2 to Schedule 13D filed by ABeeC 2.0 LLC (Ms. Wojcicki’s affiliated entity) (“ABeeC”) with the Securities and Exchange Commission (the “SEC”) on July 31, 2024. On August 2, 2024, the Company issued a press release announcing the Special Committee’s response to the Preliminary Proposal, including certain requirements for any revised proposal from Ms. Wojcicki. As disclosed in Amendment No. 3 to Schedule 13D filed by ABeeC with the SEC on September 11, 2024, in response to requests from the Special Committee, on September 9, 2024, Ms. Wojcicki notified the members of the Special Committee that Ms. Wojcicki would be open to considering third-party takeover proposals for the Company. On September 17, 2024, the Company issued a press release regarding the resignations of seven non-employee directors (collectively, the “Resigning Directors”) from the Company’s Board of Directors (the “Resignations”). As set forth in the Resigning Directors’ resignation letter dated September 17, 2024, the Resigning Directors stated that such Resigning Directors differed from Ms. Wojcicki on the strategic direction for the Company, and that, as a result of such difference and Ms. Wojcicki’s concentrated voting power, the Resigning Directors believed that it was in the best interest of the Company’s stockholders to resign from the Board of Directors. In Amendment No. 4 to Schedule 13D filed by ABeeC with the SEC on September 18, 2024, Ms. Wojcicki announced that the Company will immediately begin identifying independent directors to join the Company’s Board of Directors. In Amendment No. 5 to Schedule 13D filed by ABeeC with the SEC on September 30, 2024, Ms. Wojcicki disclosed that she was no longer open to considering any third-party proposals to buy the Company and that she remains committed to completing a take-private acquisition of the Company. In connection with the Company’s announcement of the appointment of three independent directors to the Company’s Board of Directors, ABeeC filed Amendment No. 6 to Schedule 13D with the SEC on October 29, 2024. Each of the newly-appointed independent directors was subsequently appointed to the Special Committee on November 2, 2024. On January 28, 2025, the Special Committee announced that it has undertaken a process to explore strategic alternatives, including, among other alternatives, a possible sale of the Company, business combination, sale of all or part of the Company’s assets, licensing of assets, restructuring, or other strategic action. In response to a request from the Special Committee and as disclosed in Amendment No. 8 to Schedule 13D filed by ABeeC with the SEC on January 31, 2025, Ms. Wojcicki stated that based on developments subsequent to her previous statement that she would not be willing to consider third-party takeover proposals for the Company, Ms. Wojcicki had changed her view and is now willing to consider third-party takeover proposals for the Company or other strategic alternatives that may be in the best interests of the Company.

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
For the three and nine months ended December 31, 2024 and 2023, the Company’s operations were primarily in the United States. The Company had immaterial operations in the United Kingdom (“U.K.”) prior to the disposition of its U.K. subsidiary on August 1, 2023.
As previously disclosed, on November 8, 2024, the Company’s Board of Directors approved a reduction in force (the “November 2024 Reduction in Force”), which also included the closure of substantially all operations in the Company’s Therapeutics operating segment (together with the November 2024 Reduction in Force, the “November 2024 Reduction Plan”). The November 2024 Reduction Plan is intended to restructure and strategically align the Company’s workforce and organization with the Company’s current strategy and to reduce the Company’s operating costs. In accordance with Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements (“ASC 205”), the Company determined that the closure of substantially all operations in the Company's Therapeutics operating segment on November 11, 2024 represented a strategic shift that will have a major effect on the Company's operations and financial results, thus meeting the criteria to be reported as discontinued operations as of December 31, 2024. As a result, the Company has retrospectively recast its consolidated balance sheet at March 31, 2024 and consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2023 to reflect the assets and liabilities and operating results, respectively, related to the disposed business in discontinued operations. The Company has chosen not to segregate the cash flows of the disposed business in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 3, “Discontinued Operations.” Unless otherwise specified, the disclosures in the accompanying condensed consolidated financial statements refer to continuing operations only.
The Company previously operated its business through two reporting segments: (1) Consumer and Research Services; and (2) Therapeutics. With the discontinuation of the Therapeutics operating segment, the Company now operates its business as one segment as of December 31, 2024.
There have been no material changes to the Company’s significant accounting policies during the nine months ended December 31, 2024, as compared to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC on May 30, 2024 (the “Fiscal 2024 Form 10-K”).
Change in Capital Structure

As described more fully in Note 12, “Stockholders' Equity,” effective October 16, 2024, the Company effected a one-for-twenty reverse stock split of all of its issued and outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”). All share and per share amounts presented in the unaudited condensed consolidated financial statements and accompanying notes, including, but not limited to, shares issued and outstanding, dollar amounts of common stock, additional paid-in capital, earnings/(loss) per share, and options, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total numbers of authorized shares of Class A common stock and Class B common stock or their respective par values per share as a result of this change.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the fiscal year ended

March 31, 2024 (the “audited consolidated financial statements”) that were included in the Fiscal 2024 Form 10-K. In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of December 31, 2024 and its condensed consolidated results of operations and cash flows for the nine months ended December 31, 2024 and 2023. The results of operations for the three and nine months ended December 31, 2024 are not necessarily indicative of the results expected for the year ending March 31, 2025 or any other future interim or annual periods, due to among other factors, the seasonal nature of the business.
Fiscal Year
The Company’s fiscal year ends on March 31. References to fiscal 2025 refer to the fiscal year ending March 31, 2025 and references to fiscal 2024 and fiscal 2023 refer to the fiscal years ended March 31, 2024 and March 31, 2023, respectively.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to the determination of standalone selling price for various performance obligations; the estimated expected benefit period for the rate and recognition pattern of breakage revenue for purchases where a saliva collection kit (“kit”) is never returned for processing; the capitalization and estimated useful life of internal use software; the useful life of long-lived assets; fair value of intangible assets acquired in business combinations; the incremental borrowing rate for operating leases; stock-based compensation including the determination of the fair value of stock options and annual incentive bonuses payable in the form of restricted stock units (“RSUs”); the assumptions used in going concern assessments; legal contingencies; and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates, and such differences could be material to the condensed consolidated financial statements.
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
A single supplier accounted for 100% of the Company’s total purchases of microarrays, and a separate single supplier accounted for 100% of the Company’s total purchases of kits for the three and nine months ended December 31, 2024 and 2023. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three and nine months ended December 31, 2024 and 2023.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents, and accounts receivable. The Company maintains a majority of its cash and cash equivalents with a single high-quality financial institution, the composition and maturities of which are regularly monitored by the Company. The Company’s revenue and accounts receivable are derived primarily from the United States. See Note 4, “Revenue,” for additional information regarding geographical disaggregation of revenue. The Company grants credit to its customers in the normal course of business, performs credit evaluations of its significant customers on an as-needed basis, and does not require collateral. Concentrations of credit risk are limited as the Company’s trade receivables are primarily related to third parties, which collect its credit card receivables, and large multinational corporations. The Company regularly monitors the aging of accounts receivable balances.
Significant customer information is as follows:

	December 31, 2024	March 31, 2024
Percentage of accounts receivable:
Customer C(1)	92%	59%
Customer I	—%	30%
(1)Customer C is a reseller.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Percentage of revenue:
Customer C(1)	17%	19%	20%	20%
Customer B	33%	—%	14%	*
•less than 10%
(1)Customer C is a reseller.
Cash, Cash Equivalents and Restricted Cash

Cash consists of bank deposits held at financial institutions. Cash in U.S. banks is insured to the extent defined by the Federal Deposit Insurance Corporation. Cash equivalents consist primarily of short-term money market funds. The Company maintains certain cash amounts restricted as to its withdrawal or use, which are related to letters of credit in connection with the Company’s Sunnyvale operating lease agreement and the Company’s credit card processor, as well as collateral held against the Company’s corporate credit cards. The Company held total restricted cash of $13.9 million and $8.4 million as of December 31, 2024 and March 31, 2024, respectively. The increase in restricted cash is related to a new letter of credit entered into by the Company in April 2024, and subsequently amended and increased in November 2024, as collateral related to the Company’s credit card processor.
Impairment and Abandonment of Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment, internal-use software, acquired intangible assets, and right-of-use (“ROU”) assets related to operating leases for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The recoverability of these assets is measured by comparing the carrying amounts to the future undiscounted cash flows these assets are expected to generate. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company would estimate the fair value of the asset group using the discounted cash flow method. An impairment would be recognized in the event that the carrying amount of such assets exceeds the fair value attributable to such assets. The useful lives of long-lived assets are evaluated whenever events or circumstances warrant a revision to the remaining amortization period.

When an operating lease ROU asset has been abandoned, the estimated useful life of the asset is updated to reflect the cease use date, and the remaining carrying value of the asset is amortized ratably over the period between the commitment date and the cease use date.
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

The Company has incurred significant operating losses as reflected in its accumulated deficit and negative cash flows from operations. As of December 31, 2024, the Company had an accumulated deficit of $2.4 billion, and unrestricted cash and cash equivalents of $79.4 million. The Company will need additional liquidity to fund its necessary expenditures and financial commitments for 12 months after the date that the unaudited interim condensed consolidated financial statements included in this report are issued. The Company has determined that, as of the filing date of this report, there is substantial doubt about the Company’s ability to continue as a going concern.

To improve its financial condition and liquidity position, the Company is attempting to raise additional capital. In addition, the Company is working to implement cost-cutting measures, including further reducing operating expenses, negotiating terminations of the Company's long-term real estate leases, and attempting to reach a settlement covering all U.S. customers affected by the Cyber Incident (as defined below) as well as to resolve non-U.S. litigation and ongoing investigations from various governmental agencies arising from the Cyber Incident. See Note 11, "Commitments and Contingencies," for additional details. To reduce the Company's operating costs, during the three months ended December 31, 2024, the Company’s Board of Directors approved the November 2024 Reduction in Force, which represented a reduction of approximately 40% of the Company’s workforce and included the closing of substantially all operations in the Company's former Therapeutics operating segment, and the ceasing of additional investment in the Company’s two clinical trials beyond their respective current stages of development. See Note 9, “Restructuring,” for additional details. The Company’s ability to continue as a going concern, however, is contingent upon the Company’s ability to successfully implement steps such as those referenced above, and if the Company fails to do so and/or is unable to raise sufficient capital or consummate a strategic transaction, it would be forced to modify or cease operations, liquidate assets, or pursue bankruptcy proceedings. While the Company believes in the viability of its strategy, there are numerous risks and uncertainties that may prevent, and there can be no assurances regarding, the successful implementation of the Company’s operational and financial plans and/or the consummation of any transactions. See Note 1, “Organization and Description of Business,” for additional details.

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

In connection with the foregoing, on July 16, 2024, the Company filed a Definitive Proxy Statement on Schedule 14A with the SEC in connection with the Company’s 2024 Annual Meeting of Stockholders, which was held on August 26, 2024 (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders, by an affirmative vote of the holders of at least two-thirds (67%) of the voting power of the outstanding shares of the Company’s Class A common stock and Class B common stock voting together as a single class, approved a proposal authorizing the Company’s Board of Directors, in its discretion, to effect a reverse stock split of the Company’s outstanding shares of Class A common stock and Class B common stock, respectively, by a ratio of not less than one-for-five and not more than one-for-thirty, with the exact ratio to be set within this range by the Company’s Board of Directors in its sole discretion. On October 7, 2024, the Company’s Board approved the Reverse Stock Split at a ratio of one-for-twenty. The Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on October 16, 2024.

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

Pursuant to the Second Nasdaq Letter, the Company had until October 3, 2024 to submit a plan to regain compliance with the Corporate Governance Requirements (the “Plan”) for the Staff’s review. The Company submitted the Plan to the Staff on September 26, 2024.

On October 29, 2024, the Company announced the appointment of three independent directors to the Company’s Board of Directors, each of whom was appointed to the Audit Committee and Compensation Committee (the “Appointments”). On October 30, 2024, the Company received a letter from the Staff informing the Company that, as a result of the Appointments, the Company had regained compliance with the Corporate Governance Requirements.
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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures, which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Clarifying the Effective Date, to clarify the effective date of ASU No. 2024-03. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods for fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of these new standards.
3.     Discontinued Operations

In accordance with ASC 205, the Company determined that the closure of substantially all operations in the Company’s Therapeutics operating segment in November 2024 represented a strategic shift that will have a major effect on the Company’s operations and financial results, thus meeting the criteria to be reported as discontinued operations as of December 31, 2024. Discontinued operations include research and development costs, including lab-related research services, clinical development, and collaboration costs, as well as personnel-related, lease, equipment, and depreciation costs associated with the former Therapeutics operating segment. Also included are restructuring costs, including cash severance payments, benefits continuation, stock-based compensation, and exit costs associated with the Company abandoning the lease for its South San Francisco, California lab facility (the “South San Francisco Facility”) following the November 2024 Reduction Plan.

General corporate overhead costs for shared services historically allocated to the former Therapeutics operating segment that do not meet the requirements to be presented in discontinued operations have been allocated to the continuing operations in accordance with ASC 205-20 for the periods presented herein, as the costs were not directly attributable to the discontinued operations of the former Therapeutics operating segment. These costs were $0.5 million and $1.6 million for the three months ended December 31, 2024 and 2023, respectively, and $2.4 million and $6.3 million for the nine months ended December 31, 2024 and 2023, respectively.

The Company will not have any significant continuing involvement in the operations of the former Therapeutics operating segment after the disposal transaction.

The following table summarizes the major classes of assets and liabilities of the discontinued operations:

	December 31, 2024	March 31, 2024
	(in thousands)
Prepaid expenses and other current assets	$1,057	$1,400
Total current assets of discontinued operations	$1,057	$1,400

Property and equipment, net(1)	$54	$5,852
Operating lease ROU assets	—	10,764
Other assets	427	1,219
Total assets noncurrent assets of discontinued operations	$481	$17,835

Accounts payable (includes related party amounts of nil and $3,809, respectively)	$886	$6,203
Accrued expenses and other current liabilities (includes related party amounts of $2,190 and $6,752, respectively)	4,873	11,431
Operating lease liabilities(2)	4,064	3,738
Total current liabilities of discontinued operations	$9,823	$21,372

Operating lease liabilities, noncurrent(2)	$4,925	$8,010
Total noncurrent liabilities of discontinued operations	$4,925	$8,010
(1)In connection with the November 2024 Reduction Plan, the Company wrote off leasehold improvements and disposed of certain laboratory equipment and software. The loss on disposal of property and equipment was immaterial for the three and nine months ended December 31, 2024.
(2)The Company's operating lease for the South San Francisco Facility has a remaining contractual period of 2.1 years. As of December 31, 2024, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities were $1.1 million for the remainder of fiscal 2025, $4.6 million for fiscal 2026, and $3.9 million for fiscal 2027, and the total imputed interest was $0.7 million.
The following table summarizes the condensed operating results of the discontinued operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Operating expenses:
Research and development (includes related party expenses of $260 and $2,781 for the three months ended December 31, 2024 and 2023, respectively, and $445 and $10,989 for the nine months ended December 31, 2024 and 2023, respectively)(1)(2)	$6,700	$16,996	$31,611	$77,779
Restructuring and other charges(2)	12,060	1,280	14,078	3,726
Total operating expenses	18,760	18,276	45,689	81,505
Net loss from discontinued operations(3)	$(18,760)	$(18,276)	$(45,689)	$(81,505)

(1)For the three months ended December 31, 2024 and 2023, the Company recorded operating lease costs of $0.9 million and $1.1 million, respectively, and variable operating lease costs of $0.3 million and $0.2 million, respectively, associated with the South San Francisco Facility. For the nine months ended December 31, 2024 and 2023, the Company recorded operating lease costs of $3.0 million and $3.1 million, respectively, and variable operating lease costs of $0.8 million and $0.6 million, respectively, associated with the South San Francisco Facility.

(2)See Note 13, “Equity Incentive Plans and Stock-Based Compensation,” for details on total stock based compensation related to discontinued operations.
(3)Pre-tax net loss from discontinued operations equals net loss from discontinued operations as there was no provision for (benefit from) income tax related to discontinued operations for the three and nine months ended December 31, 2024 and 2023.

During the three and nine months ended December 31, 2024, the Company recorded restructuring charges of $12.1 million and $14.1 million, respectively, related to discontinued operations, of which $1.8 million and $3.6 million, respectively, were related to cash severance payments and benefits continuation, and $0.3 million and $0.5 million, respectively, were related to stock-based compensation related to equity modifications in connection with the reductions in force. In addition, in connection with the November 2024 Reduction Plan, the Company abandoned the South San Francisco Facility in December 2024. As a result, the Company determined to record a lease abandonment charge of $8.3 million to accelerate all amortization of the remaining carrying value of the operating lease ROU asset for the South San Francisco Facility, and impairment losses of $1.7 million related to leasehold improvements for this facility. The Company recorded the expenses associated with this facility exit in restructuring and other charges in the table above and within discontinued operations in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2024.

During the three and nine months ended December 31, 2023, the Company recorded restructuring charges of $1.3 million and $3.7 million, respectively, within restructuring and other charges in the table above and net loss from discontinued operations within the condensed consolidated statements of operations, of which $0.3 million and $2.7 million, respectively, were related to cash severance payments and benefits continuation, and $1.0 million and $1.0 million, respectively, were related to stock-based compensation related to equity modifications in connection with the reductions in force. There were no impairments to ROU assets and property and equipment for the three and nine months ended December 31, 2023.
The following table shows the total amount incurred and accrued related to one-time employee termination benefits from discontinued operations:

One-Time Employee Termination Benefits
(in thousands)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2024	$22
Restructuring charges incurred during the period	4,045
Amounts paid during the period	(3,352)
Accrued restructuring costs included in accrued expenses and other current liabilities as of December 31, 2024	$715

The following table summarizes the condensed cash flow information of the discontinued operations:

	Nine Months Ended December 31,
	2024	2023
	(in thousands)
Operating activities (non-cash adjustments to net loss):
Depreciation and amortization	$1,789	$2,421
Stock-based compensation expense	$2,742	$9,863
Impairment of long-lived assets	$10,033	$—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	$343	$1,756
Operating lease ROU assets	$2,449	$2,435
Other assets	$792	$157
Accounts payable (includes related party amounts of $(3,809) and $3,879 for the nine months ended December 31, 2024 and 2023, respectively)	$(5,272)	$309
Accrued expenses and other current liabilities (includes related party amounts of $(4,562) and $42 for the nine months ended December 31, 2024 and 2023, respectively)	$(6,616)	$(6,013)
Operating lease liabilities	$(2,759)	$(2,459)
Cash flows from investing activities:
Purchases of property and equipment	$(152)	$(468)
Proceeds from sale of property and equipment	$2,360	$5

4.    Revenue
Disaggregation of Revenue
The following table presents revenue by category:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(in thousands, except percentages)
Point in Time
Personal genome service (“PGS”)	$23,014	38%	$29,241	65%	$75,063	52%	$95,202	61%
Telehealth	4,832	8%	5,894	13%	14,761	10%	21,051	14%
Consumer services	27,846	46%	35,135	78%	89,824	62%	116,253	75%
Research services	20,060	33%	1,506	3%	20,404	14%	3,859	2%
Total	$47,906	79%	$36,641	81%	$110,228	76%	$120,112	77%

Over Time
PGS	$10,253	17%	$5,835	13%	$27,877	19%	$16,505	11%
Telehealth	1,533	3%	1,928	4%	4,674	4%	6,350	4%
Consumer services	11,786	20%	7,763	17%	32,551	23%	22,855	15%
Research services	570	1%	343	1%	1,968	1%	12,643	8%
Total	$12,356	21%	$8,106	18%	$34,519	24%	$35,498	23%

Revenue by Category
PGS	$33,267	55%	$35,076	78%	$102,940	71%	$111,707	72%
Telehealth	6,365	11%	7,822	18%	19,435	14%	27,401	17%
Consumer services	39,632	66%	42,898	96%	122,375	85%	139,108	89%
Research services	20,630	34%	1,849	4%	22,372	15%	16,502	11%
Total	$60,262	100%	$44,747	100%	$144,747	100%	$155,610	100%
The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

	(in thousands, except percentages)
United States	$36,236	60%	$39,217	88%	$110,192	76%	$124,728	80%
United Kingdom	21,459	36%	2,139	5%	25,551	18%	20,657	13%
Canada	1,598	3%	2,382	5%	6,015	4%	7,110	5%
Other regions	969	1%	1,009	2%	2,989	2%	3,115	2%
Total	$60,262	100%	$44,747	100%	$144,747	100%	$155,610	100%

Breakage Revenue
The Company sells through multiple channels, including direct-to-consumer via the Company’s website and through online retailers. If the customer does not return the kit for processing, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. The Company recognized breakage revenue from unreturned kits of $4.4 million and $4.4 million for the three months ended December 31, 2024 and 2023, respectively, and $13.8 million and $13.4 million for the nine months ended December 31, 2024 and 2023, respectively.
Contract Balances
Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations in the Company's Research Services contracts and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The amount of contract assets was immaterial as of December 31, 2024 and March 31, 2024.
Contract liabilities consist of deferred revenue. As of December 31, 2024 and March 31, 2024, deferred revenue for consumer services was $59.8 million and $52.3 million, respectively. Of the $52.3 million of deferred revenue for consumer services as of March 31, 2024, the Company recognized $6.5 million and $38.9 million as revenue during the three and nine months ended December 31, 2024, respectively.
As of December 31, 2024 and March 31, 2024, deferred revenue for research services was $3.1 million and $22.5 million, respectively. As of December 31, 2024 and March 31, 2024, deferred revenue for research services included $2.0 million and $21.0 million, respectively, of related party deferred revenue. Of the $22.5 million of deferred revenue for research services as of March 31, 2024, the Company recognized $19.8 million and $21.2 million as revenue during the three and nine months ended December 31, 2024, respectively, which included related party revenue of $19.7 million and $20.2 million for the three and nine months ended December 31, 2024, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to not disclose the value of unsatisfied performance obligations for PGS and telehealth as those contracts have an expected length of one year or less. As of December 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $7.2 million. The Company expects to recognize revenue of approximately 51% of this amount over the next 12 months and the remainder thereafter. During the three and nine months ended December 31, 2024 and 2023, revenue recognized for performance obligations satisfied in prior periods were immaterial.
5.    Collaborations

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

Prior to the expiration of the original GSK Agreement, drug targets were identified for inclusion in the collaboration during the performance of research services. Cost sharing related to the performance of research services was recorded when incurred within cost of revenue.
For the drug targets that had been identified for inclusion in the original collaboration, the Company and GSK equally shared in the costs of further research, development, and commercialization of identified targets under the original GSK Agreement, subject to certain rights of either party to opt-out of funding at certain predetermined development milestones. These cost-sharing charges for the program costs incurred subsequent to the identification of drug targets have been included in research and development expense on the condensed consolidated statements of operations and comprehensive loss during the period incurred. The Company may also share in the net profits or losses of products that are commercialized pursuant to the collaboration or receive royalties on products which are successfully commercialized.
In October 2023, the Company entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in the Company’s database (the “New Data”), as well as access to certain Company research services with respect to such New Data in return for a $20.0 million data access fee, which the Company received during fiscal 2024. The license to the New Data will expire one year from the date GSK provides the Company with a notice that GSK was ready to use the New Data (the “Data Use Notice”); in September 2024, the Company and GSK agreed to extend the deadline for the Data Use Notice from September 30, 2024 to October 28, 2024. Revenue attributable to the New Data license was accounted for upon the satisfaction of performance obligations and was recognized upon the Company’s receipt of the Data Use Notice from GSK, which occurred on October 28, 2024. Revenue attributable to research services will be recognized as the performance obligation is satisfied using an input method to measure progress. The Company believes that actual hours incurred relative to contractually agreed upon hours is the most accurate measurement of progress for the input method. As of December 31, 2024, deferred revenue associated with the New Data access was $0.4 million. The license to the New Data will expire on October 28, 2025.
Pursuant to the 2023 GSK Amendment, the Company opted-out of cost-sharing and other research and development obligations with respect to three programs initiated by GSK and the Company under the original GSK Agreement. The Company will retain rights to receive low to mid single digit royalties on net sales of products developed in these three programs.
The Company did not recognize research services revenue related to the original GSK Agreement during the three months ended December 31, 2024 and 2023. The Company recognized research services revenue related to the original GSK Agreement of nil and $11.8 million during the nine months ended December 31, 2024 and 2023, respectively. The Company recognized research services revenue related to the 2023 GSK Amendment of $19.6 million during the three and nine months ended December 31, 2024. The Company did not recognize research services revenue related to the 2023 GSK Amendment during the three and nine months ended December 31, 2023.
As of December 31, 2024 and March 31, 2024, the Company had deferred revenue of $0.4 million and $20.0 million, respectively, related to the 2023 GSK Amendment. Cost-sharing amounts incurred prior to the identification of targets included in cost of service revenue were nil during the three and nine months ended December 31, 2024, and were nil and immaterial for the three and nine months ended December 31, 2023, respectively.
Cost-sharing amounts incurred subsequent to the identification of targets were $0.3 million and $0.4 million during the three and nine months ended December 31, 2024, respectively, and $2.8 million and $11.0 million during the three and nine months ended December 31, 2023, respectively, included within net loss from discontinued operations within the condensed consolidated statement of operations. As of December 31, 2024 and March 31, 2024, the Company had $2.2 million and $10.6 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within current liabilities from discontinued operations on the condensed consolidated balance sheets.
GSK’s affiliate, Glaxo Group Limited, is considered as a related party to the Company. See Note 18, “Related Party Transactions.”
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
The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the VIEs after elimination of intercompany transactions were not material as of December 31, 2024 and March 31, 2024. Total revenue included in the condensed consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $0.9 million and $7.8 million for the three months ended December 31, 2024 and 2023, respectively, and $2.6 million and $25.3 million for the nine months ended December 31, 2024 and 2023, respectively. The Company maintains the ability to control the VIEs, is entitled to substantially all of the economic benefits from the VIEs, and is obligated to absorb all expected losses of the VIEs.
7.    Fair Value Measurements
Recurring Fair Value Measurements
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2024 and March 31, 2024:

	As of				As of
	December 31, 2024				March 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Money market funds	$74,750	$74,750	$—	$—	$211,000	$211,000	$—	$—
Total financial assets	$74,750	$74,750	$—	$—	$211,000	$211,000	$—	$—
The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date as of December 31, 2024 and March 31, 2024.
Cash equivalents consist primarily of money market funds and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.
The Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value during the nine months ended December 31, 2024 and the fiscal year ended March 31, 2024.
Nonrecurring Fair Value Measurements
Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. Certain of the Company’s assets, including intangible assets and goodwill, are measured at fair value on a nonrecurring basis and are classified in Level 3 of the fair value hierarchy.
As a result of a sustained decline in market capitalization based on the Company’s publicly quoted share price, lower than expected financial performance and macroeconomic conditions that existed during the three months ended December 31, 2023, the Company performed an impairment assessment of goodwill acquired as part of the Lemonaid

Health acquisition. The Company utilized the income approach (discounted cash flow method) corroborated by the market approach (guideline public company method), which are Level 3 non-recurring fair value measurements. The Company recorded a $198.8 million impairment charge to partially write down the value of its goodwill to its estimated fair value during the three and nine months ended December 31, 2023. No nonrecurring fair value measurements for continuing operations were required during the three and nine months ended December 31, 2024.
8.    Balance Sheet Components
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consisted of the following:

	December 31, 2024	March 31, 2024
	(in thousands)
Prepaid expenses	$11,674	$7,896
Insurance recovery receivable	21,594	2,188
Other receivables	2,232	3,563
Other current assets	2,606	1,794
Prepaid expenses and other current assets	$38,106	$15,441
Property and Equipment, Net
Property and equipment, net consisted of the following:

	December 31, 2024	March 31, 2024
	(in thousands)
Computer equipment and software	$6,814	$7,347
Laboratory equipment and software	34,423	34,539
Furniture and office equipment	7,343	7,416
Leasehold improvements	31,289	31,250
Capitalized asset retirement obligations	853	853
Property and equipment, gross	80,722	81,405
Less: accumulated depreciation and amortization	(61,496)	(58,906)
Property and equipment, net	$19,226	$22,499
Depreciation and amortization expense was $1.0 million and $2.1 million for the three months ended December 31, 2024 and 2023, respectively, and $3.6 million and $6.5 million for the nine months ended December 31, 2024 and 2023, respectively.
Operating Lease ROU Assets, Net
Operating lease ROU assets, net consisted of the following:

	December 31, 2024	March 31, 2024
	(in thousands)
Operating lease ROU assets	$56,662	$56,662
Less: accumulated amortization	(21,649)	(18,533)
Operating lease ROU assets, net	$35,013	$38,129
There were no impairments to ROU assets for continuing operations during the three and nine months ended December 31, 2024 and 2023.

Internal-Use Software, Net
Internal-use software, net consisted of the following:

	December 31, 2024	March 31, 2024
	(in thousands)
Capitalized internal-use software	$41,203	$35,918
Less: accumulated amortization	(20,479)	(15,402)
Internal-use software, net	$20,724	$20,516
The Company capitalized $2.0 million and $2.7 million in internal-use software during the three months ended December 31, 2024 and 2023, respectively, and $6.5 million and $9.6 million in internal-use software during the nine months ended December 31, 2024 and 2023, respectively. In addition, the Company wrote off $1.1 million of internal-use software during the three months ended December 31, 2023 related to the disposition of Lemonaid Health Limited, refer to Note 17, “Disposition of Subsidiary,” for additional information.
Amortization of internal-use software was $1.7 million and $1.6 million for the three months ended December 31, 2024 and 2023, respectively, and $5.1 million and $4.1 million for the nine months ended December 31, 2024 and 2023, respectively. Impairment to internal-use software was nil and $1.2 million for the three and nine months ended December 31, 2024, respectively, and $0.3 million for both the three and nine months ended December 31, 2023, respectively.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	December 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.0	$14,900	$(14,900)	$—
Partnerships	6.8	9,000	(2,850)	6,150
Trademark	1.8	11,000	(6,967)	4,033
Developed technology	3.8	24,100	(10,902)	13,198
Non-compete agreements	1.8	2,800	(1,773)	1,027
Patents	3.8	5,500	(2,593)	2,907
Total intangible assets		$67,300	$(39,985)	$27,315

	March 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.0	$14,900	$(14,900)	$—
Partnerships	7.6	9,000	(2,175)	6,825
Trademark	2.6	11,000	(5,317)	5,683
Developed technology	4.6	24,100	(8,320)	15,780
Non-compete agreements	2.6	2,800	(1,353)	1,447
Patents	4.5	5,500	(1,980)	3,520
Total intangible assets		$67,300	$(34,045)	$33,255
Amortization expense for intangible assets was $2.0 million and $2.6 million for the three months ended December 31, 2024 and 2023, respectively, and $5.9 million and $10.3 million for nine months ended December 31, 2024 and 2023, respectively. There was no impairment to intangible assets during the three and nine months ended December 31, 2024 and 2023.
Estimated future amortization expense of the identified intangible assets as of December 31, 2024 was as follows:

Estimated Amortization
(in thousands)
Fiscal years ending March 31,
Remainder of 2025 (Remaining three months)	$1,980
2026	7,919
2027	6,769
2028	5,006
2029	3,175
Thereafter	2,466
Total estimated future amortization expense	$27,315
Accrued Expense and Other Current Liabilities
Accrued expense and other current liabilities consisted of the following:

	December 31, 2024	March 31, 2024
	(in thousands)
Accrued payables	$9,428	$9,623
Accrued settlement and legal expenses	42,134	3,260
Accrued compensation and benefits	5,541	3,725
Accrued vacation	5,623	6,528
Accrued bonus	3,803	6,588
Accrued taxes and other	397	1,108
Total accrued expenses and other current liabilities	$66,926	$30,832
9.    Restructuring
In June 2023, the Company approved a reduction in force intended to restructure and align strategically its workforce with the Company’s strategy and to reduce the Company’s operating costs, primarily in the former Consumer and Research Services segment. Subsequently in August 2023, the Company approved another reduction in force primarily intended to restructure and strategically align the former Therapeutics segment’s workforce. On August 1, 2024, the Board of Directors of the Company determined that it was in the best interests of the Company and its stockholders to cease operations of the Therapeutics Discovery portion of the Company’s former Therapeutics segment, effective August 9, 2024.
In November 2024, the Company’s Board of Directors approved the November 2024 Reduction in Force, which, as previously disclosed, represented a reduction of approximately 40% of the Company’s workforce and also included the closure of substantially all operations in the Company’s Therapeutics operating segment. The November 2024 Reduction Plan is intended to restructure and strategically align the Company’s workforce and organization with the Company’s current strategy and to reduce the Company’s operating costs. The Company completed the November 2024 Reduction Plan substantially during the three months ended December 31, 2024, with certain affected employees retained through a transition period expected to end no later than the end of fiscal 2025.
During the three and nine months ended December 31, 2024, the Company recorded restructuring charges of $10.6 million and $10.9 million, respectively, related to continuing operations within restructuring and other charges in the condensed consolidated statements of operations, of which $8.5 million and $8.8 million, respectively, were related to cash severance payments and benefits continuation, and $2.1 million and $2.1 million, respectively, to stock-based compensation related to equity modifications in connection with the reductions in force. During the three and nine months ended December 31, 2023, the Company recorded restructuring charges of $0.2 million and $4.6 million, respectively, related to continuing operations within restructuring and other charges in the condensed consolidated statements of operations, of which $0.2 million and $4.0 million, respectively, were related to cash severance payments and benefits continuation, and nil and $0.6 million, respectively, to stock-based compensation related to equity modifications in connection with the reductions in force.
The following table shows the total amount incurred and accrued related to one-time employee termination benefits from continuing operations:

One-Time Employee Termination Benefits
(in thousands)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2024	$—
Restructuring charges incurred during the period	10,866
Amounts paid during the period	(8,501)
Accrued restructuring costs included in accrued expenses and other current liabilities as of December 31, 2024	$2,365
The Company does not expect to incur any further material expenses in connection with these reductions in force.
10.    Leases
The Company has entered into operating leases for its corporate offices and storage spaces, with remaining contractual periods ranging from 1.0 year to 6.6 years. For the Company’s facility in Sunnyvale, California (the “Sunnyvale facility”), there is an option to extend the lease for a period of seven years. The Company is not reasonably certain that it will exercise this option and therefore it is not included in its ROU assets and lease liabilities as of December 31, 2024. The Company did not have any finance leases for the periods presented.
In connection with the November 2024 Reduction Plan, the Company abandoned the South San Francisco Facility in December 2024. See Note 3, “Discontinued Operations,” for details.
On September 16, 2024, the Company entered into an agreement with a third party to sublease 17,312 square feet of the Sunnyvale facility. The total rental commitment over the four-year term of the sublease is $3.2 million. The Company’s sublease agreement: (i) includes renewal and termination options; (ii) provides for customary escalations of lease payments in the normal course of business; (iii) grants the subtenant free rent for specific months during term; (iv) requires variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments; and (v) grants the subtenant title of furniture if it extends the lease. The sublease is classified as operating leases whereby sublease income is recognized on a straight-line basis over the sublease term that expires in 2028. Sublease income was $0.3 million for both the three and nine months ended December 31, 2024. There was no sublease income recognized during the three and nine months ended December 31, 2023.
For continuing operations for the three months ended December 31, 2024 and 2023, the Company recorded operating lease costs of $2.2 million and $2.3 million, respectively, and variable operating lease costs of $0.7 million and $1.3 million, respectively. For continuing operations for the nine months ended December 31, 2024 and 2023, the Company recorded operating lease costs of $6.8 million and $7.0 million, respectively, and variable operating lease costs of $3.1 million and $3.4 million, respectively.
As of December 31, 2024, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities from continuing operations were as follows:

December 31, 2024
(in thousands)
Fiscal years ending March 31,
Remainder of 2025 (Remaining three months)	$1,878
2026	11,355
2027	11,536
2028	11,666
2029	12,016
Thereafter	29,413
Total future operating lease payments	77,864
Less: imputed interest	(17,320)
Total operating lease liabilities	$60,544
11.    Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into agreements containing non-cancelable purchase commitments for goods or services with various parties, which include agreements to purchase goods or services that are enforceable and legally binding to the Company. Recognition of purchase obligations occurs when products or services are delivered to the Company, generally within accounts payable, or accrued and other current liabilities. As of December 31, 2024, the Company had a total of $52.2 million in outstanding non-cancelable purchase obligations with a term of 12 months or longer that have not been recognized on its balance sheet.
Legal Matters
Cyber Incident
On October 10, 2023, the Company reported that certain information was accessed from individual 23andMe.com accounts without the account users’ authorization (the “Cyber Incident”).
As a result of the Cyber Incident, multiple class action claims have been filed against the Company in federal and state courts in California, as well as in other U.S. and international jurisdictions, and the Company has received demand letters from attorneys purporting to represent customers seeking arbitration claims. The Company is also responding to inquiries from various governmental officials and agencies. The federal class action claims were coordinated for pretrial proceedings by the Multidistrict Litigation Panel, and on June 5, 2024, co-lead plaintiffs’ counsel were appointed. On July 15, 2024, the Company reached an agreement in principle to settle the putative class action lawsuits currently pending in the U.S. District Court for the Northern District of California (the “Court”).
The parties executed a confidential settlement term sheet on July 29, 2024, which contemplated an aggregate cash payment by the Company of $30.0 million to settle all claims brought on behalf of all persons in the United States whose personal information was impacted by the Cyber Incident. In addition, the Company agreed to document various business practice initiatives relating to cybersecurity and provide customers with the option to enroll in a privacy and monitoring service for three years. The Company subsequently reached an agreement with the plaintiffs on all material terms, including payment of $30.0 million (the “Settlement Agreement”). On September 12, 2024, plaintiffs filed a motion asking the Court for preliminary approval of the Settlement Agreement.
On December 4, 2024, the Court granted preliminary conditional approval of the Settlement Agreement under which the Company would agree to pay $30.0 million and implement certain remedial measures to resolve all claims by U.S. customers (who do not opt out) arising out of the Cyber Incident disclosed in October 2023. The Court’s order granting preliminary approval of the settlement was conditioned on the parties’ acceptance of certain modifications to the Settlement Agreement, including the exclusion from the settlement class of customers who have chosen to exercise their right to arbitrate, whether by making a demand for arbitration or by filing a formal complaint with the arbitral forum. Following the December 4, 2024 order, the parties have engaged in discussions regarding a potential settlement that would resolve all claims by U.S. customers, including those who choose to exercise arbitration rights. As of the filing date of this report, such discussions have not resulted in a revised settlement.
During the three months ended December 31, 2024, the Company incurred an additional $8.9 million in expenses related to the Cyber Incident, which is inclusive of an additional loss contingency that the Company believes is reasonably possible. The Company will continue to evaluate information as it becomes known, and it is possible that future results of operations or cash flows for any particular interim or annual period could be materially affected by unfavorable resolutions of this matter.
During the nine months ended December 31, 2024, the Company recognized $19.8 million in net expenses related to the Cyber Incident primarily consisting of $42.0 million in legal fees incurred and estimated loss contingencies, partially offset by probable insurance recoveries of $22.2 million, within general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. As of December 31, 2024, the Company had $41.3 million of accrued expenses related to estimated loss contingencies and legal fees included in current liabilities, offset by $21.3 million of insurance recoveries included in prepaid and other current assets, in the condensed consolidated balance sheets.
Indemnification
The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, collaborators, landlords, vendors, and contractors. Pursuant to these arrangements, the Company agrees to indemnify, defend, and hold harmless the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of the date of this filing, the Company has never incurred costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes that the fair value of these provisions is not material. The Company maintains insurance, including commercial general liability insurance and product liability insurance, to offset certain potential liabilities under these indemnification provisions. In addition, the Company indemnifies its officers, directors, and certain key employees against claims made with respect to matters that arise while they are serving in their respective capacities as such, subject to certain limitations set forth under applicable law, the Company’s Bylaws, and applicable indemnification agreements. As of December 31, 2024, the Company was not aware of any known events or circumstances that have resulted in a material claim related to these indemnification obligations.
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
Earn-Out Shares
On June 16, 2021, VG Acquisition Corp. (“VGAC”) and Chrome Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of VGAC (“Merger Sub”), consummated a merger with 23andMe, Inc. (the “Merger”), whereby Merger Sub merged with and into 23andMe, Inc., with 23andMe, Inc. being the surviving corporation and a wholly owned subsidiary of the Company. As of December 31, 2024 and March 31, 2024, the Class A common stock included 190,707 shares held by VGAC founders (“Earn-Out Shares”) that are subject to a lock-up of seven years from June 16, 2021, the closing date of the Merger. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $250.00 per share for any 20 trading days within any 30-trading-day period, and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $300.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of December 31, 2024, the Company did not meet any earn-out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such, meet the criteria for equity classification in accordance with ASC 505, Equity.
Reserve for Issuance
The Company has the following shares of Class A common stock reserved for future issuance, on an as-if-converted basis:

	December 31, 2024	March 31, 2024
Outstanding stock options	3,030,595	3,536,989
Outstanding restricted stock units	2,975,491	2,202,834
Remaining shares available for future issuance under Amended and Restated 2021 Incentive Equity Plan	3,400,840	5,563,844
Remaining shares available for future issuance under Employee Stock Purchase Plan	580,436	642,263
Total shares of common stock reserved	9,987,362	11,945,930
At-the-Market (“ATM”) Offering
On February 6, 2023, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which the Company may sell shares of its Class A common stock for an aggregate up to $150.0 million under at-the-market offering program (the “ATM program”). The Company will pay Cowen a commission of 3.0% of the gross proceeds for the Class A common stock sold through the ATM program. As of December 31, 2024, the Company had not made any sales under the ATM program. The sales agreement will terminate upon the earliest of (a) the sale of the maximum number or amount of the shares permitted to be sold under the sales agreement and (b) the termination of the sales agreement by the parties thereto.

13.    Equity Incentive Plans and Stock-Based Compensation
Incentive Equity Plans
On September 6, 2023 (the “Effective Date”), the Company’s stockholders approved an amendment and restatement of the 23andMe Holding Co. 2021 Incentive Equity Plan (the “2021 Plan” and, as amended and restated, the “A&R Plan”). The terms of the A&R Plan replaced the existing terms of the 2021 Plan.
As a result of the Reverse Stock Split, on October 16, 2024, the Company amended and restated the A&R Plan, to reflect, pursuant to the provisions of Sections 4(e) and 17(a) thereof, the proportionate adjustment of the number of shares of Company’s Class A common stock authorized and available for issuance under the A&R Plan to 10,034,656 shares using the same one-for-twenty ratio used to consummate the Reverse Stock Split (the “Second A&R Plan”). Additionally, the maximum number of shares of Class A common stock that remained available for issuance pursuant to Incentive Stock Options (“ISO”) under the A&R Plan as of the effective time of the Reverse Stock Split was proportionally adjusted.
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
In February 2022, the Compensation Committee of the Company’s Board of Directors adopted a RSU conversion and deferral program for non-employee directors. The purpose of the program is to provide non-employee directors with the option to convert all or a portion of their cash compensation into a RSU award under the Second A&R Plan and the opportunity to defer settlement of all or a portion of their RSU awards. In connection with the Resignations, the Company released all prior deferred RSU awards for the two non-employee directors who elected to defer settlement of their RSU awards. As of December 31, 2024, no non-employee directors were participating in the program.
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
The Company accounts for the RSUs issued under the AIP (the “AIP RSUs”) as liability awards, and adjusts the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. The Company recorded stock-based compensation expense from continuing operations of $(3.4) million and $(2.0) million related to the AIP RSUs for the three months ended December 31, 2024 and 2023, respectively, and $3.1 million and $3.8 million for the nine months ended December 31, 2024 and 2023, respectively. The Company recorded stock-based compensation expense from discontinued operations of $(0.4) million and $(0.5) million related to the AIP RSUs for the three months ended December 31, 2024 and 2023, respectively, and $0.1 million and $0.5 million for the nine months ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and March 31, 2024, the liability of the AIP RSUs from continuing operations was $3.2 million and $5.8 million, respectively, which was included in other current liabilities on the condensed consolidated balance sheet, and from discontinued operations was nil and $0.7 million, respectively, which was included in current liabilities from discontinued operations on the condensed consolidated balance sheets.
Stock Option Activity
Stock option activity and activity regarding shares available for grant under the Second A&R Plan are as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

	(in thousands, except share, years, and per share data)
Balance as of March 31, 2024	3,537,668	$73.62	5.1	$306
Granted	200,990	$6.03
Exercised	(6,889)	$8.46
Canceled/forfeited/expired	(701,174)	$82.04
Balance as of December 31, 2024	3,030,595	$67.34	4.6	$—
Vested and exercisable as of December 31, 2024	2,322,401	$77.93	3.5	$—
The weighted average grant date fair value per share of options granted was $4.09 and $17.40 for the nine months ended December 31, 2024 and 2023, respectively. The total intrinsic value of vested options exercised for the nine months ended December 31, 2024 and 2023 was immaterial and $1.2 million, respectively. As of December 31, 2024, unrecognized stock-based compensation expense from continuing operations related to unvested stock options was $14.4 million, which is expected to be recognized over a weighted-average period of 2.2 years. Due to a valuation allowance on deferred tax assets, the Company did not recognize any tax expense or benefit from stock option exercises for the three and nine months ended December 31, 2024 and 2023.
The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.
The weighted average Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
	Min	Max	Min	Max	Min	Max	Min	Max
Expected term (years)	6.0	6.0	0	0	6.0	6.0	5.8	6.0
Expected volatility range	75%	75%	—	—	75%	75%	78%	79%
Expected weighted-average volatility	75%		—		75%		79%
Risk-free interest rate	3.9%	3.9%	—	—	3.5%	3.9%	3.6%	4.4%
Expected dividend yield	—	—	—	—	—	—	—	—

There were no stock options granted during the three months ended December 31, 2023.
Restricted Stock Units
The following table summarizes the RSU activity under the equity incentive plans and related information:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2024	2,203,078	$45.86
Granted	3,738,075	$8.45
Vested	(1,909,306)	$29.07
Canceled/forfeited	(1,056,356)	$19.64
Balance as of December 31, 2024	2,975,491	$18.95
As of December 31, 2024, unrecognized stock-based compensation expense from continuing operations related to outstanding unvested RSUs was $44.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.
Stock Subject to Vesting
In November 2021, in connection with the acquisition of Lemonaid Health (the “Lemonaid Acquisition”), the Company granted 187,352 shares of Class A common stock with an aggregate grant date fair value of $43.9 million to two recipients, each of whom was a former stockholder and officer of Lemonaid Health (each, a “Former Lemonaid Officer”) and each of whom, following the closing of the Lemonaid Acquisition, joined the Company’s management team. The shares were scheduled to vest over a four-year period in quarterly installments beginning on February 1, 2022, subject to the respective recipient’s continued employment with the Company. In connection with the Lemonaid Acquisition, each of these recipients entered into a relinquishment agreement that provides that during the four-year period that commenced on November 1, 2021 (the “Protection Period”), the Company will not (i) terminate the recipient’s employment without cause, (ii) materially reduce the recipient’s base salary or the benefits to which similarly-situated executive employees of the Company or the Company’s subsidiaries are entitled, other than a broad-based reduction to the same extent that applies to such similarly-situated executive employees, or (iii) relocate the recipient’s principal place of employment to a location outside of a 50-mile radius of their current principal place of employment. If any such event occurs during the Protection Period or in the event of the recipient’s death or disability, then the unvested portion(s) of these awards will immediately vest.
On June 30, 2023, the employment of one of the Former Lemonaid Officers terminated, which resulted in $22.0 million of stock-based compensation expense related to these awards recognized within general and administrative expenses within the condensed consolidated statement of operations in the first quarter of fiscal 2024. On November 1, 2023, the employment of the other Former Lemonaid Officer terminated, which resulted in $3.1 million of stock-based compensation expense related to these awards recognized within general and administrative expenses in the third quarter of fiscal 2024.
The Company recognized total stock-based compensation expense related to these awards of $3.3 million and $28.4 million for the three and nine months ended December 31, 2023, respectively, within general and administrative expenses. There was no stock-based compensation expense related to these awards recognized during the three and nine months ended December 31, 2024. As of December 31, 2024, there was no remaining unamortized stock-based compensation expense associated with these awards.
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
The Company estimated the fair value of the shares issued pursuant to the A&R ESPP using the Black-Scholes option-pricing model. The fair value is amortized on a straight-line basis over the requisite service period, which is the withholding period. During the three months ended December 31, 2024 and 2023, no shares were issued under the A&R ESPP. During the nine months ended December 31, 2024 and 2023, 61,807 and 75,472 shares of the Company’s Class A common stock, respectively, were purchased under the A&R ESPP, at an average exercise price of $5.35 and $18.70, respectively.
The per share weighted average grant date fair value of shares issued pursuant to the A&R ESPP for the nine months ended December 31, 2024 and 2023 was $2.52 and $8.78, respectively, using the following assumptions:

	Nine Months Ended December 31,
	2024		2023
	Min	Max	Min	Max
Expected term (years)	0.5	1.0	0.5	1.0
Expected volatility	76%	77%	67%	73%
Expected weighted-average volatility	76%		70%
Risk-free interest rate	4.4%	4.8%	5.4%	5.5%
Expected dividend yield	—	—	—	—

Stock-Based Compensation
Total stock-based compensation expense from continuing operations, including stock-based compensation expense related to awards classified as liabilities, was included in costs and expenses as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Cost of service revenue	$365	$788	$2,242	$4,066
Cost of product revenue	216	287	1,074	1,228
Research and development	2,362	4,805	19,490	19,172
Sales and marketing	561	1,145	5,240	5,048
General and administrative (1)	3,663	17,075	17,566	61,191
Restructuring and other charges(2)	2,077	—	2,113	630
Total stock-based compensation expense	$9,244	$24,100	$47,725	$91,335
(1)Includes $10.8 million and $32.8 million of stock-based compensation charges related to the termination of two Former Lemonaid Officers during the three and nine months ended December 31, 2023, respectively.
(2)In connection with the November 2024 Reduction in Force, the Company approved the modification of equity awards as part of the termination of employment for effected employees. The award modifications included the acceleration of certain non-vested awards. The Company accounted for the award modifications under ASC 718, Compensation – Stock Compensation, and recorded $2.1 million of stock-based compensation modification expense from continuing operations related to the November 2024 Reduction in Force during the three and nine months ended December 31, 2024.
Total stock-based compensation expense from discontinued operations was $0.2 million and $2.3 million for the three months ended December 31, 2024 and 2023, respectively, and $2.7 million and $9.9 million for the nine months ended December 31, 2024 and 2023, respectively.
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
Net loss attributable to common stockholders was equivalent to net loss for all periods presented.

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net loss from continuing operations	$(24,671)	$(9,604)	$(169,234)	$(90,466)	$(94,220)	$(41,629)	$(242,789)	$(133,576)
Net loss from discontinued operations	$(13,503)	$(5,257)	$(11,910)	$(6,366)	$(31,688)	$(14,001)	$(52,578)	$(28,927)
Net loss attributable to common stockholders	$(38,174)	$(14,861)	$(181,144)	$(96,832)	$(125,908)	$(55,630)	$(295,367)	$(162,503)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	18,966,093	7,383,133	15,666,014	8,374,464	17,732,377	7,834,631	15,246,120	8,388,041
Net loss per share attributable to common stockholders:
Net loss per share from continuing operations, basic and diluted	$(1.30)	$(1.30)	$(10.80)	$(10.80)	$(5.31)	$(5.31)	$(15.92)	$(15.92)
Net loss per share from discontinued operations, basic and diluted	$(0.71)	$(0.71)	$(0.76)	$(0.76)	$(1.79)	$(1.79)	$(3.45)	$(3.45)
Net loss per share attributable to common stockholders, basic and diluted	$(2.01)	$(2.01)	$(11.56)	$(11.56)	$(7.10)	$(7.10)	$(19.37)	$(19.37)
The potential shares of Class A common stock outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive were as follows:

	Three and Nine Months Ended December 31,
	2024	2023
Outstanding stock options	3,030,595	3,682,344
Unvested restricted stock units	2,975,491	2,067,637
ESPP	437,052	283,540
Total	6,443,138	6,033,521
There were no potential shares of Class B common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented.
15.    Retirement Benefit Plans
The Company has established a 401(k) retirement plan that allows participating employees in the U.S. to contribute as defined by the terms of the plan and subject to the limitations under Section 401(k) of the Code. The Company matches the greater of 100% of the first 2% or 100% of the first $2,300 (subject to annual compensation and contribution limits) of employee contributions. The Company recognized matching contributions cost of $0.8 million and $0.7 million for the three months ended December 31, 2024 and 2023, respectively, and $1.9 million and $2.1 million for the nine months ended December 31, 2024 and 2023, respectively.
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

There was no tax provision recognized and an immaterial tax benefit was recognized for the three and nine months ended December 31, 2024, respectively, and an immaterial tax provision was recognized for the three and nine months ended December 31, 2023. The provision tax expense or benefit from income taxes is reflected on the condensed consolidated statements of operations and comprehensive loss for the periods. The Company continues to maintain a full valuation allowance on the remaining net deferred tax assets of the U.S. entities as it is more likely than not that the Company will not realize the deferred tax assets. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.
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
17.    Disposition of Subsidiary
On August 1, 2023, the Company completed the sale of Lemonaid Health Limited, its wholly-owned, indirect U.K. subsidiary. Lemonaid Health Limited was not a significant subsidiary, and the disposition of Lemonaid Health Limited did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for Lemonaid Health Limited were not reported as discontinued operations under the guidance of ASC 205. During the nine months ended December 31, 2023, the Company recorded $2.4 million of loss on the disposition of Lemonaid Health Limited and transaction-related costs within general and administrative expenses. There were no charges incurred during the three and nine months ended December 31, 2024.
18.    Related Party Transactions
As described in Note 5, “Collaborations,” in July 2018, the Company and GSK entered into the original GSK Agreement, and there were transactions with GSK during the three and nine months ended December 31, 2024 and 2023. At the time the original GSK Agreement was entered into, GSK also purchased shares of Series F-1 redeemable convertible preferred stock of 23andMe, Inc. These shares were converted into a like number of shares of 23andMe, Inc. Class B common stock immediately prior to the Merger and were exchanged pursuant to the share conversion ratio provided for in the Merger Agreement into shares of the Company’s Class B common stock. GSK had a 21.9% and 19.9% voting interest in the Company as of December 31, 2024 and March 31, 2024, respectively.
The Anne Wojcicki Foundation, which subscribed for 125,000 shares of the Company’s Class A common stock in the PIPE investment in connection with the Merger, is affiliated with the Company’s CEO and therefore a related party.
In January 2024, the Company entered into a research services agreement (the “TWF Agreement”) and related statement of work (the “initial SOW”) with the Troper Wojcicki Foundation (“TWF”) with the goal of expanding scientific knowledge in the field of lung cancer using the Company’s phenotype and genotype data to build large scale research cohorts. At the time, Susan Wojcicki was a director and officer of TWF, and a sibling of the Company’s CEO, Anne Wojcicki, and therefore the Company determined that TWF is a related party. The TWF Agreement has a term of five years through December 21, 2028. The fees under the initial SOW are $5.4 million, payable in installments over the term of the TWF Agreement, with certain payments being subject to the achievement of specified milestones. The Company recognized revenue from the TWF Agreement of $0.1 million and nil during the three months ended December 31, 2024 and 2023, respectively, and $0.6 million and nil during the nine months ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and March 31, 2024, the Company had deferred revenue of $1.6 million and $1.0 million, respectively, associated with the TWF Agreement.

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
Through direct-to-consumer genetic testing, we give consumers unique, personalized information about their genetic health risks, ancestry, and traits. We were the first company to obtain Food and Drug Administration (“FDA”) authorization for a direct-to-consumer genetic test, and we are the only company to have FDA authorization, clearance, or an exemption from premarket notification for all of the carrier status, genetic health risk, cancer predisposition, and pharmacogenetics reports that we offer to customers. As of December 31, 2024, we had over 65 health and carrier status reports that were available to customers in the U.S.
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
We previously operated our business through two reporting segments: (1) Consumer and Research Services; and (2) Therapeutics. As previously disclosed, on November 8, 2024, our Board of Directors approved a reduction in force related to both our former Consumer and Research Services and Therapeutics segments (the “November 2024 Reduction in

Force”), which also included the closure of substantially all operations in our Therapeutics operating segment (together with the November 2024 Reduction in Force, the “November 2024 Reduction Plan”). With the discontinuation of the Therapeutics operating segment, we now operate our business as one segment as of December 31, 2024. Prior comparative periods have been revised to conform with the current period segment presentation. Unless otherwise noted, management’s discussion and analysis of our results of operations relate to our continuing operations. See Note 2, “Summary of Significant Accounting Policies,” and Note 3, “Discontinued Operations,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
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
New Customer Acquisition
PGS. Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 55% and 78% of our total revenues for the three months ended December 31, 2024 and 2023, respectively, and approximately 71% and 72% of our total revenues for the nine months ended December 31, 2024 and 2023, respectively. In addition, kit sales are a source of members to our PGS membership service, which represented approximately 16% and 12% of our total revenue during the three months ended December 31, 2024 and 2023, respectively, and approximately 19% and 9% of our total revenue during the nine months ended December 31, 2024 and 2023, respectively. We expect PGS revenues to fluctuate in the near-term and to grow in the long-term, as we continue to evolve our product offerings across kit sales and our membership service, and introduce new products or features that enhance or add value for customers and members. This will be achieved by increasing awareness of our current and new offerings in existing markets and expanding into new markets.
Purchasing patterns of our kits are largely influenced by product innovation, marketing spend, and varying levels of price discounting on our products. Sales and marketing expenses are typically higher during promotional windows that align with gift-giving portions of the year, with an emphasis on the holiday period, as well as other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day, and major Amazon sales events such as Prime Day, which may change from year to year. We expect the seasonality of our business to continue, with pronounced increases in revenue recognized in the fourth fiscal quarter, relating to our holiday promotions. For the three months ended December 31, 2024, PGS kit sales were lower than the prior year quarter. This decrease could have a negative impact on revenue and financial results in fiscal 2025.
Telehealth. Our ability to attract new patients and members is a key factor for the future growth of our telehealth business. Revenue from our telehealth business represented approximately 11% and 18% of our total revenue during the three months ended December 31, 2024 and 2023, respectively, approximately 14% and 17% of our total revenue during the nine months ended December 31, 2024 and 2023, respectively. As there are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, competition with respect to our telehealth business continues to intensify.
Engagement of Research Participants
Our ability to conduct research and grow our database of genotypic and phenotypic information depends on our customers’ willingness to consent to participate in our research. As of December 31, 2024, over 80% of our customers have consented to participate in research. These customers permit us to use their de-identified data in our research and many of them regularly respond to our research surveys, providing us with phenotypic data in addition to the genetic data in their DNA samples. We analyze this genotypic and phenotypic data and conduct genome-wide association studies and phenome-wide association studies, which enable us to determine whether particular genetic variants affect the likelihood of individuals developing certain diseases. Our customers can withdraw their consent to participate in research at any time. If a significant number of our customers were to withdraw their consent, or if the percentage of consenting customers were to decline significantly, our ability to conduct research successfully could be diminished, which could adversely affect our business.

Collaborations
Substantially all of our research services revenues were generated from the original GSK Agreement.
The exclusive target discovery term under the original GSK Agreement expired in July 2023. In October 2023, we entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in our database (the “New Data”), as well as access to certain research services with respect to such New Data in return for a $20.0 million data access fee, which we received during fiscal 2024. The license to the New Data will expire one year from the date GSK provides the Company with a notice that GSK was ready to use the New Data (the “Data Use Notice”), which occurred on October 28, 2024. Accordingly, the license to the New Data will expire on October 28, 2025. See Note 5, “Collaborations,” to our condensed consolidated financial statements for more information regarding the 2023 GSK Amendment. Our ability to enter into new collaboration agreements will affect our research services revenues. If we are unable to enter into additional collaboration agreements, our future research services revenue will decline.
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
We expect to continue investing in our business to capitalize on market opportunities and long-term growth. We plan to continue to invest in our research and development efforts and in marketing to acquire new customers and drive brand awareness, and also expect to incur software development costs as we work to enhance our existing products, expand the depth of our membership services, and design new offerings, including additional primary care offerings. In addition, we expect to continue to incur expenses associated with operating as a public company. The expenses we incur may vary significantly by quarter as we focus on building out different aspects of our business. We regularly evaluate our capital allocation approach to make sure that our capital is being used for the highest value-creating activities and in the most efficient manner. This may require changes to investment levels, how we operate, or are structured to ensure alignment to business priorities.
Recent Developments
Special Committee of the Company’s Board of Directors
As previously disclosed, the Company formed a special committee composed of independent members of the Board of Directors (the “Special Committee”) on March 28, 2024. The role of the Special Committee is to review strategic alternatives that may be available to the Company to maximize stockholder value. See Note 1, “Organization and Description of Business,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for details.
Nasdaq Minimum Bid Requirement
On November 10, 2023, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires the Company to maintain a minimum bid price of at least $1.00 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). Following the effectiveness of the Reverse Stock Split (as defined below), on October 30, 2024, the Company received written notice from the Staff informing the Company that it has regained compliance with the Minimum Bid Requirement. See Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
Nasdaq Listing Rule 5605 Corporate Governance Requirements
On September 18, 2024, the Company received a deficiency letter from the Staff, notifying the Company that the Company was not in compliance with Nasdaq Listing Rule 5605 (the “Corporate Governance Requirements”). On October 29, 2024, the Company announced the appointment of three independent directors to the Company’s Board of Directors, each of whom was appointed to the Audit Committee and Compensation Committee. On October 30, 2024, the Company received written notice from the Staff informing the Company that it has regained compliance with the Corporate Governance Requirements. See Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
Reverse Stock Split
On October 11, 2024, the Company filed the Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split at the ratio of one-for-twenty, which became effective on October 16, 2024 (the “Reverse Stock Split”). See Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
Settlement Related to the Cyber Incident
On October 10, 2023, the Company reported that certain information was accessed from individual 23andMe.com accounts without the account users’ authorization (the “Cyber Incident”).
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
On December 4, 2024, the Court granted preliminary conditional approval of the Settlement Agreement under which the Company would agree to pay $30.0 million and implement certain remedial measures to resolve all claims by

U.S. customers (who do not opt out) arising out of the Cyber Incident disclosed in October 2023. The Court’s order granting preliminary approval of the settlement was conditioned on the parties’ acceptance of certain modifications to the Settlement Agreement, including the exclusion from the settlement class of customers who have chosen to exercise their right to arbitrate, whether by making a demand for arbitration or by filing a formal complaint with the arbitral forum. Following the December 4, 2024 order, the parties have engaged in discussions regarding a potential settlement that would resolve all claims by U.S. customers, including those who choose to exercise arbitration rights. As of the filing date of this report, such discussions have not resulted in a revised settlement. See Note 11, “Commitments and Contingencies — Cyber Incident,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
GSK New Data Notification
In September 2024, the Company and GSK agreed to extend the deadline for the Data Use Notice from September 30, 2024 to October 28, 2024. Revenue attributable to the New Data license was accounted for upon the satisfaction of performance obligations and was recognized upon the Company’s receipt of the Data Use Notice from GSK, which occurred on October 28, 2024. See Note 5, “Collaboration,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
Costs Associated with Exit or Disposal Activities and Cease of Operations of Therapeutics
In August 2024, the Board of Directors of the Company determined that it was in the best interests of the Company and its stockholders to cease operations of the Therapeutics Discovery portion of the Company’s Therapeutics business, effective August 9, 2024. As a result, the Company terminated 30 employees. Therapeutics Discovery operated within the Company’s former Therapeutics segment.
In November 2024, the Board of Directors of the Company approved the November 2024 Reduction in Force, which, as previously disclosed, involved 223 employees, representing approximately 40% of our then-workforce, and also included the closure of substantially all operations in our former Therapeutics segment. The November 2024 Reduction Plan was intended to restructure and strategically align our workforce and organization with our current strategy and to reduce our operating costs. The November 2024 Reduction in Force is expected to reduce annualized payroll and benefit expenses by more than $35.0 million. In connection with the November 2024 Reduction Plan, we (i) ceased additional investment in our two clinical trials (23ME-00610 and 23ME-01473) beyond their respective current stages of development in November 2024, and (ii) abandoned our South San Francisco, California lab facility (the “South San Francisco Facility”) in December 2024. We completed the November 2024 Reduction Plan substantially during the three months ended December 31, 2024, with certain affected employees retained through a transition period expected to end no later than the end of fiscal 2025. See Note 9, “Restructuring,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
Discontinued Operations of the Therapeutics Segment
In accordance with Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements (“ASC 205”), we determined that the closure of substantially all operations in our Therapeutics operating segment in November 2024 represented a strategic shift that will have a major effect on our operations and financial results, thus meeting the criteria to be reported as discontinued operations as of December 31, 2024. Discontinued operations include research and development costs, including lab-related research services, clinical development, and collaboration costs, as well as personnel-related, lease, equipment and depreciation costs associated with the Therapeutics segment. Also included are restructuring costs including cash severance payments, benefits continuation, stock-based compensation, and the South San Francisco Facility exit costs in connection with the November 2024 Reduction Plan.
We will not have any significant continuing involvement in the operations of the Therapeutics operating segment after the disposal transaction. See Note 3, “Discontinued Operations,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
Basis of Presentation
The unaudited condensed consolidated financial statements and accompanying notes of the Company included elsewhere in this Form 10-Q include the accounts of 23andMe Holding Co. and its consolidated subsidiaries and variable interest entities and were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

As discussed above, we determined that the closure of substantially all operations in the Therapeutics operating segment met the criteria for presentation as a discontinued operation. Certain prior period amounts related to discontinued operations, as a result of the closure of substantially all operations in our Therapeutics operating segment, have been reclassified to conform with the current period presentation. As a result, we have retrospectively recast our consolidated balance sheet at March 31, 2024 and consolidated statements of operations and comprehensive loss for the three and nine months ended December 31, 2023 to reflect the assets and liabilities and operating results, respectively, related to the disposed business in discontinued operations. We have chosen not to segregate the cash flows of the disposed business in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 3, “Discontinued Operations,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q. Unless otherwise noted, management’s discussion and analysis of our results of operations relate to our continuing operations.
General corporate overhead costs historically allocated to the former Therapeutics operating segment that do not meet the requirements to be presented in discontinued operations have been allocated to the continuing operations in accordance with ASC 205-20 for the periods presented herein, as the costs were not directly attributable to the discontinued operations of the Therapeutics operating segment. Such allocations include general corporate overhead costs for shared services.
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe that the following metrics are useful in evaluating our business:
•PGS Customers. “Customers” means individuals who have registered a PGS kit and provided their DNA sample. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming members of our 23andMe+ Premium membership service, especially if they consent to participate in our research. We had approximately 15.5 million and 15.1 million Customers as of December 31, 2024 and March 31, 2024, respectively.
•Consenting Customers. “Consenting Customers” are Customers who have affirmatively opted in to participate in our research program. Consenting Customers are critical to our research programs and to the continuing growth of our database, which we use to identify drug targets and to generate new and interesting additional ancestry and health reports. Moreover, Consenting Customers respond to our research surveys, providing useful phenotypic data about their traits, habits, and lifestyles, which we analyze using de-identified data to determine whether a genetic variant makes an individual more or less likely to develop certain diseases. A Consenting Customer is likely to be more engaged with our brand, which may lead to the purchase of our 23andMe+ Premium membership service and to participation in further research studies, helping us to advance our research. As of December 31, 2024, over 80% of our Customers were Consenting Customers.
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
•Adjusted EBITDA. Adjusted EBITDA from continuing operations, a non-GAAP financial measure, is the measure of profitability reported to our Chief Executive Officer (“CEO”), the chief operating decision-maker (“CODM”). See “—Adjusted EBITDA” below for further details and a reconciliation of Adjusted EBITDA to net loss.

Components of Results of Operations
Revenue
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Our service revenue is composed primarily of sales of PGS kits to customers, 23andMe+ Premium membership and telehealth services, which include online medical visits and memberships, as well as revenues from our research collaborations. Our product revenue is composed primarily of telehealth pharmaceutical sales, as well as a portion of our telehealth membership revenue.
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
Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the volume of PGS kit sales recognized, the prices we charge for our PGS products and research services, the prices we charge and renewal rates of members within our membership services, the prices we charge for telehealth services (medical visits, pharmacy services, and memberships), the fees we incur for lab processing PGS kits, the costs we incur for medical services and prescription drug costs, the revenues from our collaboration agreements, and the personnel costs to fulfill them. We expect our gross margin to increase over the long term as membership revenues become a higher percentage of revenue mix, although our gross margin may fluctuate from period to period. Substantially all our research services revenue in the periods prior to July 2023 was derived from the original GSK Agreement. In October 2023, we entered into the 2023 GSK Amendment to provide GSK with a non-exclusive license to certain new, de-identified, aggregated New Data, as well as access to certain of our research services with respect to such New Data. See Note 5, “Collaborations,” to our condensed consolidated financial statements for additional information regarding the 2023 GSK Amendment. If we are unable to add new research services agreements, our research services revenue may decline substantially.
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
Research and Development Expenses
Our research and development expenses support our efforts to add new services and features to our existing services, and to ensure the reliability and scalability of our services. Prior to closure of the remaining portion of our Therapeutics business in November 2024 (following the previous closure of the Therapeutics Discovery portion of the business in August 2024), research and development expenses included efforts to develop our portfolio of existing therapeutic product candidates in our former Therapeutics segment. Prior to ceasing operations of the Therapeutics Discovery portion of our Therapeutics business in August 2024, research and development expenses included our efforts to discover and genetically-validate new therapeutic product candidates. Research and development expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our research and development personnel, collaboration expenses, preclinical and clinical trial costs, laboratory services and supplies costs, third-party data services, and allocated overhead.
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
Restructuring and Other Charges
Restructuring and other charges consists of costs directly associated with employee-related and disposal activities, and other restructuring activities. Such costs include employee severance and termination benefits associated with a reduction in force, including non-cash stock-based compensation, if applicable, for the period.
Goodwill Impairment Charge
Goodwill impairment charge included the impairment loss recognized on goodwill. Goodwill was assessed for impairment on an annual basis and whenever events and circumstances indicated that the asset might be impaired at the former Consumer and Research Services reporting segment. We compared the fair value of our former Consumer and Research Services reporting unit to its carrying value. If the carrying value exceeded our former Consumer and Research Services reporting segment’s fair value, we recognized an impairment loss for the amount by which the carrying amount exceeded the former Consumer and Research Services reporting segment’s fair value. See Note 7, “Fair Value Measurements — Nonrecurring Fair Value Measurements,” to our condensed consolidated financial statements for details.

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
Net Loss from Discontinued Operations
Net loss from discontinued operations includes the results of our research and development activities related to the former Therapeutics operating segment and restructuring and other charges, including lease abandonment charges, in connection with the discontinuation of the Therapeutics operating segment. It does not include any allocation of general corporate overhead costs historically allocated to the former Therapeutics operating segment that do not meet the requirements to be presented in discontinued operations.

Results of Operations
Comparisons for the Three and Nine Months Ended December 31, 2024 and 2023
The following table sets forth our unaudited condensed consolidated statements of operations for the three and nine months ended December 31, 2024 and 2023, respectively, and the dollar and percentage change between the two periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Service	$54,767	$38,071	$16,696	44%	$127,960	$134,097	$(6,137)	(5%)
Product	5,495	6,676	(1,181)	(18%)	16,787	21,513	(4,726)	(22%)
Total revenue	60,262	44,747	15,515	35%	144,747	155,610	(10,863)	(7%)
Cost of revenue:
Service (1) (2)	17,872	22,134	(4,262)	(19%)	54,069	74,991	(20,922)	(28%)
Product (1) (2)	2,564	2,928	(364)	(12%)	8,186	9,470	(1,284)	(14%)
Total cost of revenue	20,436	25,062	(4,626)	(18%)	62,255	84,461	(22,206)	(26%)
Gross profit	39,826	19,685	20,141	102%	82,492	71,149	11,343	16%
Operating expenses:
Research and development (1) (2)	20,216	23,897	(3,681)	(15%)	80,050	77,524	2,526	3%
Sales and marketing (1) (2)	17,950	27,925	(9,975)	(36%)	50,609	69,541	(18,932)	(27%)
General and administrative (1) (2)	26,891	31,780	(4,889)	(15%)	83,034	108,742	(25,708)	(24%)
Restructuring and other charges (1) (2)	10,642	217	10,425	NM	10,866	4,642	6,224	134%
Goodwill impairment	—	198,800	(198,800)	(100%)	—	198,800	(198,800)	(100%)
Total operating expenses	75,699	282,619	(206,920)	(73%)	224,559	459,249	(234,690)	(51%)
Loss from operations	(35,873)	(262,934)	227,061	(86%)	(142,067)	(388,100)	246,033	(63%)
Other income (expense):
Interest income, net	1,282	3,230	(1,948)	(60%)	5,865	11,289	(5,424)	(48%)
Other income (expense), net	316	23	293	NM	312	501	(189)	(38%)
Loss before income taxes	(34,275)	(259,681)	225,406	(87%)	(135,890)	(376,310)	240,420	(64%)
Provision for (benefit from) income taxes	—	19	(19)	(100%)	(41)	55	(96)	(175%)
Net loss from continuing operations	$(34,275)	$(259,700)	$225,425	(87%)	$(135,849)	$(376,365)	$240,516	(64%)
Net loss from discontinued operations (3)	(18,760)	(18,276)	(484)	3%	(45,689)	(81,505)	35,816	(44%)
Net loss	$(53,035)	$(277,976)	$224,941	(81%)	$(181,538)	$(457,870)	$276,332	(60%)
NM = not meaningful
(1)General corporate overhead costs for shared services historically allocated to the former Therapeutics operating segment that do not meet the requirements to be presented in discontinued operations have been allocated to the continuing operations for the periods presented herein, as the costs were not directly attributable to the discontinued operations of the former Therapeutics operating segment. These costs were $0.5 million and $1.6 million for the three months ended December 31, 2024 and 2023, respectively, and $2.4 million and $6.3 million for the nine months ended December 31, 2024 and 2023, respectively.
(2)Includes stock-based compensation expense from continuing operations as follows:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Cost of service revenue	$365	$788	$(423)	(54%)	$2,242	$4,066	$(1,824)	(45%)
Cost of product revenue	216	287	(71)	(25%)	1,074	1,228	(154)	(13%)
Research and development	2,362	4,805	(2,443)	(51%)	19,490	19,172	318	2%
Sales and marketing	561	1,145	(584)	(51%)	5,240	5,048	192	4%
General and administrative (a)	3,663	17,075	(13,412)	(79%)	17,566	61,191	(43,625)	(71%)
Restructuring and other charges (b)	2,077	—	2,077	100%	2,113	630	1,483	235%
Total stock-based compensation expense (c)	$9,244	$24,100	$(14,856)	(62%)	$47,725	$91,335	$(43,610)	(48%)
(a)Includes $10.8 million and $32.8 million of stock-based compensation charges related to the termination of two former Lemonaid officers during the three and nine months ended December 31, 2023, respectively.
(b)In connection with the November 2024 Reduction in Force, there were modifications of equity awards, which included the acceleration of certain non-vested awards. We recorded $2.1 million of stock-based compensation modification expense related to the November 2024 Reduction in Force during the three and nine months ended December 31, 2024.
(3)Total stock-based compensation expense from discontinued operations was $0.2 million and $2.3 million for the three months ended December 31, 2024 and 2023, respectively, and $2.7 million and $9.9 million for the nine months ended December 31, 2024 and 2023, respectively.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenue:
Service	91%	85%	88%	86%
Product	9%	15%	12%	14%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Service	30%	49%	37%	48%
Product	4%	6%	6%	6%
Total cost of revenue	34%	55%	43%	54%
Gross profit	66%	45%	57%	46%
Operating expenses:
Research and development	33%	53%	55%	50%
Sales and marketing	30%	63%	35%	45%
General and administrative	45%	71%	57%	70%
Restructuring and other charges	18%	1%	8%	3%
Goodwill impairment	—%	444%	—%	128%
Total operating expenses	126%	632%	155%	296%
Loss from operations	(60%)	(587%)	(98%)	(250%)
Other income (expense):
Interest income, net	2%	7%	4%	8%
Other income (expense), net	1%	—%	—%	—%
Loss before income taxes	(57%)	(580%)	(94%)	(242%)
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss from continuing operations	(57%)	(580%)	(94%)	(242%)
Net loss from discontinued operations	(31%)	(41%)	(31%)	(52%)
Net loss	(88%)	(621%)	(125%)	(294%)
Revenue
Total revenue increased by $15.5 million, or 35%, for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase in total revenue was driven by an $18.8 million increase in research services revenue due to the recognition of $19.3 million of non-recurring revenue upon receipt of the Data Use Notice from GSK, representing substantially all remaining revenue associated with the 2023 GSK Amendment (the “Non-Recurring Revenue Recognition”). The increase in research services revenue was partially offset by a $3.3 million decrease in consumer services revenue. Consumer revenue decreased due to a $6.4 million decrease in PGS kit revenue driven mainly by lower PGS kit sales volume, as well as a lower average selling price due to greater promotions and discounts versus the prior year quarter. Consumer revenue also decreased due to a $0.3 million decrease in telehealth services revenue and a $1.2 million decrease in telehealth tangible product revenue, primarily driven by lower medical visits and pharmacy sales compared to the prior year quarter. These decreases in consumer revenue were partially offset by a $4.6 million increase in consumer PGS membership services revenue.
Total revenue decreased by $10.9 million, or 7%, for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The decrease in total revenue was driven by a $16.7 million decrease in consumer services revenue, which included a $21.2 million decrease in PGS kit revenue driven mainly by lower PGS kit sales volume, as well as a lower average selling price due to greater promotions and discounts versus the prior year period. The decrease in consumer services revenue also included a $3.2 million decrease in telehealth services revenue and a $4.7 million decrease in telehealth tangible product revenue, primarily driven by lower medical visits and pharmacy sales, and partially related to the disposition of Lemonaid Health Limited, compared to the prior year period. These decreases in consumer revenue were partially offset by a $12.3 million increase in consumer PGS membership services revenue. In addition, there was a $5.9 million increase in research services revenue due primarily to the Non-Recurring Revenue Recognition, partially offset by decreases in research services revenue related to the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023.
Cost of Revenue, Gross Profit and Gross Margin
Total cost of revenue decreased by $4.6 million, or 18%, for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The cost of revenue for consumer services decreased by $4.2 million, driven by a $2.5 million decrease in the cost of revenue for consumer PGS primarily due to lower lab processing and kit costs due to lower PGS kit sales volume, as well as lower overhead allocations. In addition, there was a $1.3 million decrease in consumer telehealth services cost of revenue primarily from lower personnel-related expenses and related overhead allocations due to reductions in force. There was also a $0.4 million decrease in consumer telehealth tangible product cost of revenue primarily from reduced shipping costs due to lower pharmacy sales volume. The cost of revenue for research services also decreased by $0.4 million primarily due to the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023.
Total cost of revenue decreased by $22.2 million, or 26%, for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The cost of revenue for consumer services decreased by $20.3 million, driven by a $9.9 million decrease in the cost of revenue for consumer PGS primarily due to lower lab processing, shipping and fulfillment, and kit costs due to lower PGS kit sales volume. In addition, there was a $9.1 million decrease in consumer telehealth services cost of revenue primarily from lower personnel-related expenses and related overhead allocations due to reductions in force and the disposition of Lemonaid Health Limited during the second quarter of the fiscal 2024. There was also a $1.3 million decrease in consumer telehealth tangible product cost of revenue primarily from reduced shipping costs due to lower pharmacy sales volume. The cost of revenue for research services decreased by $2.0 million primarily due to the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023.
Our overall gross profit increased by $20.1 million, or 102%, to $39.8 million for the three months ended December 31, 2024 from $19.7 million for the three months ended December 31, 2023. The increase in gross profit was primarily driven by an increase of $19.2 million in research services gross profit due to the Non-Recurring Revenue Recognition. Our gross margin improved from 45% for the three months ended December 31, 2023 to 66% for the three months ended December 31, 2024. The increase in gross margin was due primarily to the aforementioned 2023 GSK Amendment revenue.
Our overall gross profit increased by $11.3 million, or 16%, from $71.1 million for the nine months ended December 31, 2023 to $82.5 million for the nine months ended December 31, 2024. The increase in gross profit was primarily driven by an increase of $7.8 million in research services gross profit due to the Non-Recurring Revenue Recognition. There was also an increase in consumer gross profit of $3.5 million, which was primarily driven by an increase in telehealth service and PGS gross profit, partially offset by a decrease in telehealth product gross profit. Our gross margin improved from 46% for the nine months ended December 31, 2023 to 57% for the nine months ended December 31, 2024. The increase in gross margin was primarily due to an increase in research services gross margin due primarily to the aforementioned 2023 GSK Amendment revenue.
Gross margin has historically been higher for activities associated with research services than for consumer services.

Research and Development Expenses
The following table sets forth our research and development expenses for the three and nine months ended December 31, 2024 and 2023, and the dollar and percentage change between the two periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Personnel-related expenses	$13,126	$15,541	$(2,415)	(16%)	$55,588	$53,475	$2,113	4%
Lab-related research services	574	614	(40)	(7%)	1,594	1,599	(5)	—%
Depreciation, amortization, equipment, and supplies, net of capitalized internal-use software	552	361	191	53%	1,511	(1,021)	2,532	(248%)
Facilities, overhead allocations and other	5,964	7,381	(1,417)	(19%)	21,357	23,471	(2,114)	(9%)
Total research and development expenses	$20,216	$23,897	$(3,681)	(15%)	$80,050	$77,524	$2,526	3%
Research and development expenses for the three months ended December 31, 2024 decreased to $20.2 million as compared to $23.9 million for the three months ended December 31, 2023. The $3.7 million, or 15%, decrease was primarily attributable to a $2.4 million decrease in personnel-related expenses, including a decrease in non-cash stock-based compensation expense, primarily due to reductions in force. In addition, there was a $1.4 million decrease in facilities, overhead allocations and other expenses, primarily due to a reduction in overhead allocations resulting from the aforementioned reductions in force.
Research and development expenses for the nine months ended December 31, 2024 increased to $80.1 million as compared to $77.5 million for the nine months ended December 31, 2023. The $2.5 million, or 3%, increase was primarily attributable to a $2.1 million increase in personnel-related expenses, including non-cash stock-based compensation expense, primarily due to an increase in headcount prior to the November 2024 Reduction in Force. In addition, there was a $2.5 million increase in depreciation, amortization, equipment and supplies, net of capitalized internal use software, primarily related to fewer internal use software project hours in development during the nine months ended December 31, 2024. These increases were offset by a $2.1 million decrease in facilities, overhead allocations and other expenses, primarily due to a reduction in overhead allocations resulting from the aforementioned reductions in force.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses for the three and nine months ended December 31, 2024 and 2023, and the dollar and percentage change between the two periods:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

	(in thousands, except percentages)
Advertising and brand	$9,817	$18,881	$(9,064)	(48%)	$22,358	$38,570	$(16,212)	(42%)
Personnel-related expenses	3,788	4,123	(335)	(8%)	14,837	13,481	1,356	10%
Intangibles amortization and impairment, depreciation, equipment, and supplies	1,489	1,946	(457)	(23%)	4,064	8,271	(4,207)	(51%)
Facilities, overhead allocations and other	2,856	2,975	(119)	(4%)	9,350	9,219	131	1%
Total sales and marketing expenses	$17,950	$27,925	$(9,975)	(36%)	$50,609	$69,541	$(18,932)	(27%)
Sales and marketing expenses for the three months ended December 31, 2024 decreased to $18.0 million as compared to $27.9 million for the three months ended December 31, 2023. The decrease of $10.0 million, or 36%, was primarily driven by a $9.1 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending.
Sales and marketing expenses for the nine months ended December 31, 2024 decreased to $50.6 million as compared to $69.5 million for the nine months ended December 31, 2023. The decrease of $18.9 million, or 27%, was primarily driven by a $16.2 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending. There was also a decrease of $4.2 million in intangible asset amortization and impairment, depreciation, equipment, and supplies primarily due to customer relationships being fully amortized within intangible assets in the second quarter of fiscal 2024. These decreases were partially offset by a $1.4 million increase in personnel-related expenses, including an increase in non-cash stock-based compensation expense, related to headcount growth prior to the November 2024 Reduction in Force.
General and Administrative Expenses
Total general and administrative expenses for the three months ended December 31, 2024 decreased by $4.9 million, or 15%, to $26.9 million as compared to $31.8 million for the three months ended December 31, 2023. The decrease was primarily due to a $14.4 million reduction in personnel-related expenses, primarily driven by a decrease in non-cash stock-based compensation, of which $10.8 million was related to a charge taken during the three months ended December 31, 2023 due to the departure of a former Lemonaid officer, and the remainder of the decrease was related to reductions in force. In addition, there was a decrease of $1.4 million in other expenses, including overhead allocations due to reductions in force. These decreases were partially offset by a $10.9 million increase in outside services expenses primarily due to the accrual of an additional loss contingency and legal fees associated with the Cyber Incident, net of probable insurance recoveries, compensation and recruiting fees related to the recruitment and appointment of three independent directors to our Board of Directors in order to regain compliance with the Nasdaq listing rules, as well as legal and finance expenses to support the Special Committee.
Total general and administrative expenses for the nine months ended December 31, 2024 decreased by $25.7 million, or 24%, to $83.0 million as compared to $108.7 million for the nine months ended December 31, 2023. The decrease was primarily due to a $45.8 million reduction in personnel-related expenses, mostly related to non-cash stock-based compensation, of which $32.8 million was related to charges taken during the nine months ended December 31, 2023 due to the departure of two former Lemonaid officers and the remainder of the decrease was related to reductions in force. See Note 13, “Equity Incentive Plans and Stock-Based Compensation,” to our condensed consolidated financial statements for details. In addition, there was a decrease of $4.7 million in overhead allocations due to reductions in force, business insurance and other expenses. These decreases were partially offset by a $24.9 million increase in outside services expenses primarily due to the accrual of an additional loss contingency and legal fees associated with the Cyber Incident, net of probable insurance recoveries, compensation and recruiting fees related to the recruitment and appointment of three independent directors to our Board of Directors in order to regain compliance with the Nasdaq listing rules, and legal and finance expenses to support the Special Committee.
Restructuring and Other Charges
Restructuring and other charges for the three months ended December 31, 2024 increased by $10.4 million, to $10.6 million as compared to $0.2 million for the three months ended December 31, 2023. The charges for the three months ended December 31, 2024 consisted of $10.6 million of employee severance and termination benefits related to the November 2024 Reduction in Force, of which $2.1 million was non-cash stock-based compensation expense.
Restructuring and other charges for the nine months ended December 31, 2024 increased by $6.2 million, or 134%, to $10.9 million as compared to $4.6 million for the nine months ended December 31, 2023. The charges for the nine months ended December 31, 2024 consisted of $10.9 million of employee severance and termination benefits related to the November 2024 Reduction in Force, of which $2.1 million was non-cash stock-based compensation expense. For the nine months ended December 31, 2023, the charges consisted of $4.6 million of employee severance and termination benefits related to the prior year reductions in force, of which $0.6 million was non-cash stock-based compensation expense. See Note 9, “Restructuring,” to our condensed consolidated financial statements for details.
Goodwill Impairment
During the three months ended December 31, 2023, as a result of a decline in market capitalization based on the Company's publicly quoted share price, lower than expected financial performance and macroeconomic conditions, we performed an impairment assessment of goodwill. Based on our quantitative assessment, we determined that the carrying value of our former Consumer and Research Services reporting segment exceeded its fair value as of December 31, 2023, and as a result, we recorded a goodwill impairment charge of $198.8 million during the three and nine months ended December 31, 2023. See Note 7, “Fair Value Measurements — Nonrecurring Fair Value Measurements,” to our condensed consolidated financial statements for details. There were no goodwill impairment charges during the three and nine months ended December 31, 2024.

Interest Income, net
Interest income, net decreased by $1.9 million to $1.3 million for the three months ended December 31, 2024 from $3.2 million for the three months ended December 31, 2023 primarily due to a decrease in the cash equivalents balance held in money market funds.
Interest income, net decreased by $5.4 million to $5.9 million for the nine months ended December 31, 2024 from $11.3 million for the nine months ended December 31, 2023 primarily due to a decrease in the cash equivalents balance held in money market funds.
Net Loss from Discontinued Operations
Net loss from discontinued operations was primarily attributable to the discontinuation of the former Therapeutics operating segment in connection with the November 2024 Reduction Plan. The following table summarizes the condensed operating results of the discontinued operations:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	6,700	16,996	(10,296)	(61)%	31,611	77,779	(46,168)	(59)%
Restructuring and other charges	12,060	1,280	10,780	842%	14,078	3,726	10,352	278%
Total operating expenses	18,760	18,276	484	3%	45,689	81,505	(35,816)	(44)%
Net loss from discontinued operations	(18,760)	(18,276)	(484)	3%	(45,689)	(81,505)	35,816	(44)%

Net loss from discontinued operations for the three months ended December 31, 2024 increased by $0.5 million, or 3%, to $18.8 million as compared to $18.3 million for the three months ended December 31, 2023. The increase was primarily due to a $10.8 million increase in restructuring and other charges, which relates primarily to a $10.0 million charge taken to write off the right-of-use (“ROU”) assets and leasehold improvements associated with the abandonment of the South San Francisco Facility and $0.8 million increase in employee severance and termination benefits, and non-cash stock-based compensation, related to reductions in force. This increase was mostly offset by a $10.3 million decrease in research and development expenses due to a $5.5 million decrease in personnel-expenses, including non-cash stock-based compensation, associated with reduced headcount from reductions in force, a $3.5 million decrease in lab-related research services related to our former proprietary and collaboration therapeutics programs, and a $1.3 million decrease in other expenses, including consulting.
Net loss from discontinued operations for the nine months ended December 31, 2024 decreased by $35.8 million, or 44%, to $45.7 million as compared to $81.5 million for the nine months ended December 31, 2023. The decrease was due to a $46.2 million decrease in research and development expenses due to a $20.6 million decrease in personnel-expenses, including non-cash stock-based compensation, associated with reduced headcount from reductions in force, and a $24.9 million decrease in lab-related research services related to our former proprietary and collaboration therapeutics programs. This decrease was partially offset by an $10.4 million increase in restructuring and other charges, which relates primarily to a $10.0 million charge taken to write off the ROU assets and leasehold improvements associated with the abandonment of the South San Francisco Facility.
Adjusted EBITDA from Continuing Operations
We evaluate the performance of our business based on Adjusted EBITDA, which is a non-GAAP financial measure that we define as net income (loss) from continuing operations before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: litigation settlements, gains or losses on dispositions of subsidiaries and transaction-related costs, and Cyber Incident expenses, net of probable insurance recoveries, if applicable for the periods presented. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-

to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.
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
The following tables reconcile net loss from continuing operations to Adjusted EBITDA for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations:
Net loss from continuing operations	$(34,275)	$(259,700)	$225,425	(87%)	$(135,849)	$(376,365)	$240,516	(64%)
Adjustments:
Interest income, net	(1,282)	(3,230)	1,948	(60%)	(5,865)	(11,289)	5,424	(48%)
Other (income) expense, net	(316)	(23)	(293)	NM	(312)	(501)	189	(38%)
Provision for (benefit from) income taxes	—	19	(19)	(100%)	(41)	55	(96)	(175%)
Depreciation, amortization and impairment	2,970	4,153	(1,183)	(28%)	10,562	11,482	(920)	(8%)
Amortization of acquired intangible assets	1,776	2,397	(621)	(26%)	5,327	9,673	(4,346)	(45%)
Stock-based compensation expense	9,244	24,100	(14,856)	(62%)	47,725	91,335	(43,610)	(48%)
Loss on disposition of Lemonaid Health and transaction-related costs (1)	—	—	—	—%	—	2,375	(2,375)	(100%)
Goodwill impairment (2)	—	198,800	(198,800)	(100%)	—	198,800	(198,800)	(100%)
Litigation settlement cost	—	—	—	—%	—	98	(98)	(100%)
Cyber Incident expenses, net of probable insurance recoveries (3)	8,884	1,000	7,884	788%	19,837	1,000	18,837	NM
Total Adjusted EBITDA from continuing operations	$(12,999)	$(32,484)	$19,485	(60%)	$(58,616)	$(73,337)	$14,721	(20%)
NM = not meaningful
(1)Refer to Note 17, “Disposition of Subsidiary” for additional information.
(2)Refer to Note 7, “Fair Value Measurements — Nonrecurring Fair Value Measurements” for additional information.
(3)Refer to Note 11, “Commitments and Contingencies — Cyber Incident” for additional information.
Three Months Ended December 31, 2024
Adjusted EBITDA from continuing operations increased by $19.5 million, or 60%, for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, due to an increase in revenue of $15.5 million, or 35%, which was primarily driven by the Non-Recurring Revenue Recognition, and a decrease in expenses of $4.0 million, or 5%.
See “Results of Operations - Revenue” above for continuing operations revenue variance explanations for the three months ended December 31, 2024.
Expenses decreased primarily due to a $8.8 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending, a $2.0 million decrease in lab processing and kit costs due to lower PGS kit sales volume, a $1.2 million decrease in facilities expenses due to property tax refunds, and a $0.4 million decrease in other expenses, including insurance premiums. These decreases were partially offset by a $3.3 million increase in outside services primarily due to compensation and recruiting fees related to the recruitment and appointment of three independent directors to our Board of Directors in order to regain compliance with the Nasdaq listing rules, as well as legal and finance expenses to support the Special Committee. In addition, there was a $3.0 million increase in personnel-related expenses due to severance charges associated with the November 2024 Reduction in Force, and $2.1 million increase in other expenses, including equipment and supplies.
Nine Months Ended December 31, 2024
Adjusted EBITDA from continuing operations increased by $14.7 million, or 20%, for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, primarily due to a decrease in expenses of $25.6 million, or 11%, partially offset by a decrease in revenue of $10.9 million, or 7%.
See “Results of Operations - Revenue” above for continuing operations revenue variance explanations for the nine months ended December 31, 2024.
Expenses decreased primarily due to a $16.1 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending, a $5.6 million decrease in personnel-related expenses due to reductions in force, an $8.6 million decrease in shipping and fulfillment, lab supplies and processing, and kit costs due to lower PGS kit sales volume, a $1.3 million decrease in facilities expenses due to property tax refunds, a $1.4 million decrease in operations expenses, including a decrease in business insurance premiums, and a $0.5 million decrease in other expenses. These decreases were partially offset by a $6.0 million increase in outside services primarily due to compensation and recruiting fees related to the recruitment and appointment of three independent directors to our Board of Directors in order to regain compliance with the Nasdaq listing rules, legal and finance costs incurred to support the Special Committee, and an increase in consulting fees, as well as a $1.9 million increase in expenses due to a decrease in internal use software project hours in development.
Liquidity, Capital Resources and Going Concern
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
As of December 31, 2024, our principal source of liquidity was our unrestricted cash and cash equivalents balance of $79.4 million, which is held for working capital purposes. We have incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $2.4 billion as of December 31, 2024.
We will need additional liquidity to fund our necessary expenditures and financial commitments for 12 months after the date that the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q are issued. We have determined that, as of the filing date of this report, there is substantial doubt about our ability to continue as a going concern.
To improve our financial condition and liquidity position, we are attempting to raise additional capital. In addition, we are working to implement cost-cutting measures, including further reducing operating expenses, negotiating terminations of our long-term real estate leases, and attempting to reach a settlement covering all U.S. customers affected by the Cyber Incident as well as to resolve non-U.S. litigation and ongoing investigations from various governmental agencies arising from the Cyber Incident. See Note 11, "Commitments and Contingencies," to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details. To reduce our operating costs, in November 2024, our Board of Directors approved the November 2024 Reduction in Force, which represented a reduction of approximately 40% of our workforce and included the closing of substantially all operations in our former Therapeutics operating segment, and the ceasing of additional investment in our two clinical trials (23ME-00610 and 23ME-01473) beyond their respective current stages of development. See Note 9, “Restructuring,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details. Our ability to continue as a going concern, however, is contingent upon our ability to successfully implement steps such as those referenced above and if we fail to do so and/or are unable to raise sufficient capital or consummate a strategic transaction, we would be forced to modify or cease operations, liquidate assets, or pursue bankruptcy proceedings. While we believe in the viability of our strategy, there are numerous risks and uncertainties that may prevent, and there can be no assurances regarding, the successful implementation of our operational and financial plans and/or the consummation of any transactions. See Note 1, “Organization and Description of Business,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
The unaudited interim condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.
Our future capital requirements will depend on many factors including our revenue growth rate, the timing and extent of spending to support further sales and marketing activities, and research and development efforts. We may not be able to obtain additional financing on terms acceptable to us or at all. Our ability to obtain additional financing depends on a number of factors, including, but not limited to, the market price of our Class A common stock, the availability and cost of additional equity capital, our ability to retain the listing of our Class A common stock on The Nasdaq Stock Market, and the general economic and industry conditions affecting the availability and cost of capital. If we raise additional funds by issuing equity or equity-linked securities, our stockholders may experience dilution. Future debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. If we are unable to raise additional capital when desired, our business, results of operations, and financial condition would be materially and adversely affected. See Note 2, “Summary of Significant Accounting Policies - Liquidity and Going Concern,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
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
For the nine months ended December 31, 2024, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in the Fiscal 2024 Form 10-K, except for the net loss contingencies related to the Cyber Incident. As of December 31, 2024, we had $41.3 million of accrued expenses related to estimated loss contingencies and legal fees included in current liabilities, offset by $21.3 million of insurance recoveries included in prepaid and other current assets, in the condensed consolidated balance sheets. See Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Cash Flows
The following table summarizes our cash flows from continuing and discontinued operations for the periods presented:

	Nine Months Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(128,854)	$(138,535)
Net cash used in investing activities	$(2,969)	$(7,480)
Net cash provided by financing activities	$250	$1,584
Cash Flows from Operating Activities
Net cash used in operating activities of $128.9 million for the nine months ended December 31, 2024 was primarily related to a net loss of $181.5 million, partially offset by non-cash charges for stock-based compensation of $50.5 million, depreciation and amortization of $11.4 million, impairment of long-lived assets of $10.0 million, and amortization and impairment of internal-use software of $6.3 million. The net changes in operating assets and liabilities of $25.6 million were primarily related to a decrease in deferred revenue of $11.9 million as a result of a decrease in research services deferred revenue related to GSK collaboration, an increase in inventories of $8.9 million primarily driven by an increase in kit inventory in preparation for October’s Amazon Prime Day and the holiday season, a decrease in operating lease liabilities of $7.0 million primarily due to lease payments, an increase in accounts receivable of $6.7 million primarily due to timing of customer billing, an increase in deferred cost of revenue of $5.1 million primarily due to PGS kits sales during the holiday season, a decrease in accounts payable of $2.8 million primarily due to the timing of vendor payments, and an increase in prepaid expenses and other current assets of $1.0 million primarily due to an increase in prepaid insurance. These were partially offset by an increase in accrued and other current liabilities of $11.5 million primarily driven by an increase in loss contingencies and legal fees associated with the Cyber Incident, as well as the timing of vendor invoices receipts, and a decrease in operating ROU assets of $5.6 million primarily due to ROU assets amortization.
Net cash used in operating activities of $138.5 million for the nine months ended December 31, 2023 was primarily related to a net loss of $457.9 million, partially offset by non-cash charges for goodwill impairment of $198.8 million, stock-based compensation of $101.2 million, depreciation and amortization of $19.2 million, amortization and impairment of internal-use software of $4.4 million, and loss on the disposition of Lemonaid Health Limited of $2.0 million. The net changes in operating assets and liabilities of $5.7 million were primarily related to an increase in accounts receivable of $16.3 million primarily due to timing of customer billing, an increase in inventories of $5.4 million primarily due to increased purchases of arrays for the processing of Kits sold during the holiday season, an increase in deferred cost of revenue of $6.8 million primarily due to PGS Kits sales during the holiday season, a decrease in operating lease liabilities of $6.5 million primarily due to lease payments, a decrease in accrued and other current liabilities of $5.9 million primarily due to timing of vendor invoice receipts, and an increase in prepaid expenses and other current assets of $4.5 million primarily due to an increase in prepaid insurance. These were partially offset by an increase in deferred revenue of $32.9 million as a result of an increase in research services deferred revenue related to the GSK collaboration and increases in PGS deferred revenue primarily due to more Kit sales from holiday sales than revenue recognized during the period, and a decrease in operating ROU assets of $5.3 million primarily due to ROU assets amortization.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.0 million for the nine months ended December 31, 2024, which consisted of capitalization of internal-use software costs of $4.7 million and purchases of property and equipment of $0.7 million, offset by proceeds from sale of property and equipment of $2.5 million.
Net cash used in investing activities was $7.5 million for the nine months ended December 31, 2023, which consisted of capitalization of internal-use software costs of $6.6 million and purchases of property and equipment of $0.9 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.3 million for the nine months ended December 31, 2024.

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
Contractual Obligations and Commitments
Our lease portfolio includes leased offices, dedicated lab facility and storage space, and dedicated data center facility space, with remaining contractual periods ranging from 1 to 6.6 years. Refer to Note 10, “Leases,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our future minimum lease obligations.
In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 11, “Commitments and Contingencies,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for a summary of our commitments as of December 31, 2024.
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
Revenue Recognition
We generate revenue from our PGS, telehealth, and research services. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these goods or services.
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
We recognized breakage revenue from unreturned kits of $4.4 million and $4.4 million for the three months ended December 31, 2024 and 2023, respectively, and $13.8 million and $13.4 million for the nine months ended December 31, 2024 and 2023, respectively. A hypothetical ten percent change in our breakage rate estimate would not have had a material impact on total revenue recognized during the three and nine months ended December 31, 2024.
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
Interest Rate Risk
As of December 31, 2024, we had $79.4 million in cash and cash equivalents. Our cash equivalents are comprised primarily of money market accounts. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income and cash flows. A hypothetical 10% change in interest rates during the three and nine months ended December 31, 2024 and 2023 would not have had a material impact on our historical condensed consolidated financial statements.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all our revenue and expenses are denominated in U.S. dollars. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended December 31, 2024 and 2023. To date, we have not engaged in any hedging strategies. If our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.
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
As of December 31, 2024, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2024.
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
Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting
On October 29, 2024, the Company announced the appointment of three independent board members (the “New Directors”), each of whom was appointed to the Audit Committee of the Board of Directors. Each of the New Directors (i) qualifies as an Independent Director (as defined in Nasdaq Listing Rule 5605(a)(2)), (ii) meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended, (iii) has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and (iv) is able to read and understand fundamental financial statements. Additionally, at least one of the New Directors qualifies and was designated as the “audit committee financial expert.” The Company is working to remediate the material weakness upon demonstration of effective oversight of external financial reporting and internal controls over financial reporting within fiscal 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our strategic restructuring and the associated headcount reduction have significantly changed our business, resulted in significant expense, may not result in anticipated savings, and has and will continue to disrupt our business.
As previously disclosed, on November 8, 2024, the Board of Directors of the Company approved a reduction in force (the “November 2024 Reduction in Force”), which also included the closure of substantially all operations in our former Therapeutics operating segment (together with the November 2024 Reduction in Force, the “November 2024 Reduction Plan”). The November 2024 Reduction Plan is intended to restructure and strategically align our workforce and organization with our current strategy and to reduce our operating costs. See Note 9, “Restructuring,” for additional details. We may not realize, in full or in part, the anticipated benefits, savings, and improvements in our cost structure from our restructuring efforts, and if we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected.
Our restructuring efforts could and have resulted in significant write-offs and other charges; for example, we recorded $10.0 million related to the South San Francisco Facility abandonment related to the November 2024 Reduction Plan during the three months ended December 31, 2024. Additionally, our restructuring efforts may divert management’s attention from our core business operations, have an adverse effect on existing relationships with our third-party business partners, and impact our ability to retain qualified personnel, which may negatively affect our infrastructure and operations or result in a loss of employees and reduced productivity among remaining employees. Further, the November 2024 Reduction Plan may yield unintended consequences, such as attrition beyond our intended workforce reduction, reduced employee morale, loss of customers or partners, and other adverse effects on our business.
If our management is unable to successfully manage the restructuring, or if we are required to take additional actions in order to support our business objectives, our expenses may be more than expected and may vary significantly from period to period and we may be unable to implement our business strategy. As a result, our future financial performance, operations, and prospects would be negatively affected.
There is substantial doubt regarding our ability to continue as a going concern.
We incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. As of December 31, 2024, we had an accumulated deficit of $2.4 billion, and unrestricted cash and cash equivalents of $79.4 million. We will need additional liquidity to fund our necessary expenditures and financial commitments for 12 months after the date that the unaudited condensed consolidated financial statements included in this Form 10-Q are issued. We have determined that, as of the filing date of this report, there is substantial doubt about our ability to continue as a going concern.
To improve our financial condition and liquidity position, we are attempting to raise additional capital. In addition, we are working to implement cost-cutting measures, including further reducing operating expenses, negotiating terminations of our long-term real estate leases, and attempting to reach a settlement covering all U.S. customers affected by the Cyber Incident that was reported by us in October 2023 as well as to resolve non-U.S. litigation and ongoing investigations from various governmental agencies arising from the Cyber Incident. Our ability to continue as a going concern, however, is contingent upon our ability to successfully implement steps such as those referenced above, and if we fail to do so and/or are unable to raise sufficient capital or consummate a strategic transaction, we would be forced to modify or cease operations, liquidate assets or pursue bankruptcy proceedings. While we believe in the viability of our strategy there are numerous risks and uncertainties may prevent, and there can be no assurances regarding, the successful implementation of our operational and financial plans and/or the consummation of any transactions.
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
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q (unless otherwise indicated, the file number with respect to each filed document is 001-39587):
Exhibit Index

3.1*	Certificate of Incorporation of 23andMe Holding Co. (as amended through October 16, 2024).

10.1
23andMe Holding Co. Second Amended and Restated 2021 Incentive Equity Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on October 16, 2024).

10.2
23andMe Holding Co. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on October 16, 2024).

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

23ANDME HOLDING CO.

Date:	February 6, 2025	By:	/s/ Anne Wojcicki
Name: Anne Wojcicki
Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 6, 2025	By:	/s/ Joseph Selsavage
Name: Joseph Selsavage
Chief Financial and Accounting Officer
(Principal Financial and Accounting Officer)