Form 10-K
period 2025-03-31
23andMe Holding Co.
filed 2025-06-11
CIK 1804591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
______________________________________________
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM___________ TO___________
Commission File Number 001-39587
______________________________________________
23ANDME HOLDING CO.
(Exact name of Registrant as specified in its Charter)
______________________________________________

Delaware	87-1240344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

870 Market Street, Room 415 San Francisco, California	94102
(Address of principal executive offices)	(Zip Code)
(650) 938-6300
(Registrant’s telephone number, including area code)
______________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	*	*
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant as of September 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $120.3 million (based on the last reported sale price of the Registrant’s Class A common stock of $6.95 per share on September 30, 2024 on the Nasdaq Capital Market), excluding only shares of Class A common stock held by executive officers and directors of the Registrant as of such date. The Registrant has no non-voting stock outstanding.
As of May 31, 2025, there were 20,499,552 shares of Class A common stock, $0.0001 par value per share, and 7,041,942 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2025 annual meeting of stockholders are incorporated by reference in response to Part III of this Annual Report on Form 10-K to the extent stated herein. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.
*On March 24, 2025, 23andMe Holding Co., a Delaware corporation (the “Company”), received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that, in accordance with Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1, the Staff had determined to delist the Company’s securities from Nasdaq. The Company did not request a hearing before the panel to appeal the Staff’s determination. Accordingly, trading of the Company’s Class A common stock, $0.0001 par value per share (the “Class A common stock”) was suspended at the opening of business on March 31, 2025, and on June 6, 2025, the Company filed a Form 25 with the Securities and Exchange Commission to remove the Class A common stock from listing and registration on Nasdaq. The delisting will be effective ten days after the filing of the Form 25. The deregistration of the Class A common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be effective 90 days after the filing of the Form 25. The Class A common stock began trading on the OTC Pink Market on March 31, 2025 under the symbol “MEHCQ.”

23ANDME HOLDING CO.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (this “Form 10-K”), including, without limitation, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Generally, statements that are not historical facts, including statements concerning 23andMe Holding Co.’s (the “Company,” “23andMe,” “we,” “us,” or “our”) possible or assumed future actions, business strategies, events, or results of operations, are forward-looking statements. In some instances, these forward-looking statements can be identified by the use of forward-looking terminology, including, without limitation, words like “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations.
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

PART I
Item 1.    Business
Overview
Our mission is to help people access, understand, and benefit from the human genome. To achieve this, we pioneered direct-to-consumer genetic testing and built the world’s largest crowdsourced platform for genetic research. Our data engine powers our leading direct-to-consumer precision health platform and our genetics driven Research businesses.
We are dedicated to empowering customers to optimize their health by providing direct access to their genetic information, personalized reports, actionable insights and digital access to affordable healthcare professionals through our telehealth platform, Lemonaid Health, Inc. (“Lemonaid Health”).
Through direct-to-consumer genetic testing, we give consumers unique, personalized information about their genetic health risks, ancestry, and traits. We were the first company to obtain Food and Drug Administration (“FDA”) authorization for a direct-to-consumer genetic test, and we are the only company to have FDA authorization, clearance, or an exemption from premarket notification for all of the carrier status, genetic health risk, cancer predisposition, and pharmacogenetics reports that we offer to customers. As of March 31, 2025, we had over 65 health and carrier status reports that were available to customers in the U.S.
Through the Lemonaid Health telehealth platform, our ultimate goal is to provide customers access to personalized care based on their unique genetic profile and lifestyle. We currently connect patients to licensed healthcare professionals to provide affordable and direct online access to medical care, from consultation through treatment, for a number of common conditions. When medications are prescribed by Lemonaid Health’s affiliated healthcare professionals, patients can use Lemonaid Health’s online pharmacy for fulfillment. Patients also can access telehealth consultations for certain 23andMe genetic reports through Lemonaid Health.
We have built the world’s largest crowdsourced platform for genetic research. The aim of our Research business is to revolutionize research and become the market’s preferred genetic-based research partner by monetizing access to our growing data engine of genetic and phenotypic information provided by our millions of engaged customers. We believe this platform allows us to accelerate research at an unprecedented scale, enabling us to discover insights into the origins of diseases and to support our partners in the acceleration of the discovery and development of novel therapies.
In November 2024, our Board of Directors approved a reduction in force (the “November 2024 Reduction in Force”), which also included the closure of substantially all operations in our Therapeutics operating segment (together with the November 2024 Reduction in Force, the “November 2024 Reduction Plan”), including ceasing additional development in our two clinical trials. The November 2024 Reduction Plan was intended to restructure and strategically align our workforce and organization with our current strategy, and to reduce operating costs. In accordance with Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements (“ASC 205”), we determined that the closure of substantially all operations in the Therapeutics operating segment represented a strategic shift that will have a major effect on our operations and financial results, thus meeting the criteria to be reported as discontinued operations.
Bankruptcy Proceedings
On March 23, 2025, the Company and certain of its subsidiaries (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Bankruptcy Court”) for the Eastern District of Missouri (the “Chapter 11 Cases”). In addition to the petitions, the Company filed, among other things, a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases under the caption In re 23andMe Holding Co., et al. Since March 23, 2025, the Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In order to continue operating in the ordinary course of business, the Debtors filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including the authority to pay employee wages and benefits and compensate certain vendors and suppliers on a go-forward basis. The Debtors also filed a motion seeking approval to reject numerous contracts, including the real estate leases in Sunnyvale and South San Francisco, to reduce the Company’s ongoing operating expenses.

On April 23, 2025, the Bankruptcy Court approved the Debtors’ proposed $35.0 million non-amortizing priming super-priority senior secured post-petition credit facility (the “DIP Facility”). On April 28, 2025, the Debtors entered into the credit agreement (the “DIP Credit Agreement”) governing the DIP Facility with JMB Capital Partners Lending, LLC (“JMB”). Borrowings under the DIP Facility bear interest at the rate of 14.0% and the DIP Facility has a scheduled maturity date of September 30, 2025. On May 5, 2025, the Company received $10.0 million in borrowings under the DIP Facility, which has been or will be used (i) to pay amounts, fees, costs and expenses related to the Chapter 11 Cases or payable under the DIP Credit Agreement and (ii) for working capital and general corporate purposes. On June 5, 2025, the Debtors and JMB executed a second amendment to the DIP Credit Agreement, which, among other things, increased the commitments under the DIP Facility to $60.0 million.
On March 28, 2025, the Bankruptcy Court entered an order (the “Bidding Procedures Order”), (i) approving procedures to govern the sale of all or substantially all of the Debtors’ assets (the “Asset Sale”) and (ii) scheduling an auction for the Asset Sale, if necessary. Pursuant to the Bidding Procedures Order, on May 14, 2025 through May 16, 2025, the Debtors conducted an auction for the Asset Sale. At the conclusion of the auction, the Debtors selected (i) Regeneron Pharmaceuticals, Inc., a New York corporation (“Regeneron”), as the successful bidder for the Assets (as defined below) and (ii) TTAM Research Institute, a California nonprofit public benefit corporation (“TTAM”), as the next-highest or otherwise second-best bidder for substantially all of the Debtors’ assets. TTAM is an affiliate of Anne Wojcicki, the Company’s co-founder, former chief executive officer, and current member of the Company’s Board of Directors.
On May 17, 2025, the Debtors and Regeneron entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Regeneron agreed to acquire substantially all of the Debtors’ assets (the “Assets”), excluding the Excluded Assets (as defined in the Asset Purchase Agreement), free and clear of liens, claims, encumbrances, and other interests other than certain permitted encumbrances, to assume certain specified liabilities of the Debtors, and to pay amounts necessary to cure defaults and related losses, if any, under contracts to be assumed and assigned to Regeneron (such assumed liabilities and cure payments, the “Liabilities”). Regeneron will acquire the Assets for a total purchase price of $256.0 million in cash, in addition to the assumption and payment of the Liabilities, subject to the terms and conditions set forth in the Asset Purchase Agreement (such transaction contemplated by the Asset Purchase Agreement, the “Transaction”). In addition, the Debtors have agreed to wind-down the Company’s telehealth services business that provides medical care, pharmacy fulfillment, and the lab and test ordering services operated by Lemonaid Health, Inc. (the “Excluded Business”) as promptly as reasonably practicable following the closing date of the Transaction, subject to and in accordance with the terms of the Asset Purchase Agreement. Excluded Assets comprise primarily of the Excluded Business. The Asset Purchase Agreement remains subject to approval by the Bankruptcy Court, approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and customary closing conditions. A hearing before the Bankruptcy Court to consider approval of the Asset Purchase Agreement and the Transaction is currently scheduled for June 17, 2025. If the Transaction with Regeneron is not consummated, the Debtors will seek authorization of the Bankruptcy Court to consummate the transactions contemplated by the bid of TTAM, which is subject to similar approvals (as applicable). Additionally, the Asset Purchase Agreement contains certain termination rights for Regeneron and the Debtors, including the right to terminate the Asset Purchase Agreement if the closing date for the Transaction has not occurred on or prior to September 1, 2025, if the Bankruptcy Court dismisses or converts the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code before the closing of the Transaction or if the Bankruptcy Court denies approval of the Sale or Sale Order (each as defined in the Asset Purchase Agreement), or to the extent the Debtors’ governing bodies determine that proceeding with the Transaction or not terminating the Asset Purchase Agreement would conflict with their fiduciary duties.
Following the entry into the Asset Purchase Agreement, TTAM submitted a bid with the purchase price of $305.0 million. On June 4, 2025, the Debtors, TTAM and Regeneron agreed to a framework to facilitate another round of bidding, where the starting bid would be TTAM’s purchase price of $305.0 million in cash.
Additional information regarding the Chapter 11 Cases is included throughout this Form 10-K including, without limitation, information about recent and potential future developments related to the Chapter 11 Cases and certain related transactions, the effects of the Chapter 11 Cases and certain related transactions on our business and financial statements as of the date of this Form 10-K and the potential future effects of such Chapter 11 Cases and transactions, including discussions of related risks and uncertainties. Operating results have been and continue to be negatively impacted as a result of the Chapter 11 Cases, including decreases in revenue and number of the PGS customers.
Management continues to believe there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of the consolidated financial statements included in Part III, Item 8, “Financial Statements and Supplementary Data,” of this Form 10-K.

Operating Segments
We previously operated our business through two reporting segments: (1) Consumer and Research Services; and (2) Therapeutics. Since the discontinuation of the Therapeutics operating segment in November 2024, we operate our business as one segment. Prior comparative periods have been revised to conform with the current period segment presentation. Unless otherwise noted, management’s discussion and analysis of our results of operations relate to our continuing operations.
Products and Services
Our business consists of our Personal Genome Service® (“PGS”), telehealth products and services, and research services.
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
In the U.S., Canada, and the United Kingdom (the “U.K.”), we offer two PGS services, our Ancestry Service and our Health + Ancestry Service, as well as a premium membership service called 23andMe+ Premium. In addition, we offer an early detection Total Health Membership service utilizing next generation sequencing.
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
Our 23andMe+ Premium membership service offers customers the Health + Ancestry Service plus pharmacogenetic reports, over 40 personalized genetic health predisposition reports or “polygenic risk score reports,” and advanced ancestry, including Historical Matches and family history search via historical documents, and health features. The polygenic risk score reports included in 23andMe+ Premium were developed by our scientists based upon data and insights gathered from customers who participate in 23andMe Research, and cover conditions such as migraine, coronary artery disease, depression, and lupus. Our membership service revenue represented approximately 19% and 9% of our total revenue for fiscal 2025 and fiscal 2024, respectively.
In addition to our genotype-array based services (Ancestry, Health+ Ancestry, and 23andMe+ Premium), we also offer a comprehensive ongoing early detection Total Health membership service that combines membership and telehealth offerings with the addition of next generation sequencing, covering 200x more hereditary disease-causing variants than our personal genome service reports (50,000+ variants in Total Health exome sequencing compared to 250 in Carrier Status and Genetic Health Risk reports). Total Health also includes biannual biomarker blood testing, including determination of biological age, and access to genetics-based clinical care.
Our PGS services provide customers with an engaging experience, including access to updates on their genetic health and ancestry reports, new product features and the ability to connect with genetic relatives. Our Ancestry Service, Health + Ancestry Service, and 23andMe+ Premium are available for purchase on our website, 23andMe.com, and mobile app and, in the U.S., the U.K., and Canada, through Amazon and Walmart.com. Our Total Health membership is available for purchase on our U.S. website, and in the U.S., our Health Service is available for purchase through Amazon, Walmart.com, and fsastore.com. Substantially all of our revenues are derived from PGS, with revenue from PGS representing approximately 74%, 76%, and 68% of our total revenues for the fiscal years ended March 31, 2025, 2024, and 2023, respectively.

Customers have the option to participate in our research programs and over 80% of our customers have chosen to do so. Our research participants consent to allow us to use their genotypic data, as well as phenotypic data they provide to us concerning their health, physical characteristics, family origins, lifestyle, and other habits. We analyze these data using our machine learning and other analytic techniques in order to discover new biological insights. Our analyses may highlight new connections between human populations, identify genetic and non-genetic factors that predict disease risk or drug response, or reveal the biological pathways underlying disease. These insights may then be used to develop new features for customers to enhance their health, wellness, and medical care, (including care accessed through our Lemonaid telehealth platform), and to support genetically-informed drug target discovery and validation.
Telehealth
Our Lemonaid telehealth platform provides us with telehealth capabilities and enhances our ability to deliver healthcare and wellness offerings to patients. Through our Lemonaid telehealth platform, patients can access one of our affiliated licensed healthcare professionals for medical consultation and treatment for a number of common conditions, and telehealth consultations for certain 23andMe genetic reports. If a prescription is warranted, the patient can access the Lemonaid pharmacy services for delivery. Our pharmacy offers non-controlled medications for treatment of acute and chronic conditions. In August 2024, Lemonaid Health began offering Ozempic® and Wegovy® through its weight loss program, providing consumers with access to affordable weight management care through a subscription-based model. We make telehealth services available in the U.S.
Affiliated Professional Medical Corporations. Because many states limit the ownership of medical practices to licensed professionals and prohibit corporate ownership of medical practices, we offer medical services through affiliated professional medical corporations (“PMCs”) that are owned by a licensed medical provider in the applicable jurisdiction. All of the physicians and nurse practitioners who provide medical services to our patients are employees of the PMCs. Lemonaid, our wholly owned subsidiary, has a Management Services & Licensing Agreement (“MSA”) with each PMC pursuant to which Lemonaid provides business, administrative and non-clinical services to the PMC in exchange for a fixed fee. These services include IT, billing, insurance, tax, accounting and other administrative services, and do not include any clinical, diagnostic or treatment decisions, which are made solely by licensed practitioners based on evidence-based guidelines and clinical protocols. The MSAs are exclusive arrangements, and the PMCs were established specifically to provide medical services through our telehealth platform.
Affiliated Pharmacy. Our patients may choose to fill prescriptions provided to them by our affiliated Lemonaid PMC healthcare professionals by using our pharmacy services. We facilitate the delivery of pharmacy services by our affiliated mail order pharmacy, offering patients delivery throughout the U.S. Our pharmacy services are provided on a self-pay basis and are not covered by third-party payors. We also provide a small number of compounded medications that are fulfilled by a third-party service provider that is not affiliated with us. We manage our affiliated pharmacy under MSAs pursuant to which we provide all administrative services as well as licensed pharmacists, support staff and infrastructure. Our MSAs with our affiliated pharmacy are exclusive arrangements, and the affiliated pharmacy was established specifically to provide prescription medications when patients choose to use our platform to fill prescriptions written by our affiliated healthcare professionals.
Research Services

Through our Research Services, we use our vast database of genetic and phenotypic information provided by consenting customers to discover insights into the genetic origins of disease and to identify and validate targets for drug development. These services are performed under agreements with universities, research institutions, and pharmaceutical companies. From July 2018 to July 2023, we were party to an exclusive collaboration agreement (the “original GSK Agreement”) with an affiliate of GlaxoSmithKline (“GSK”) to leverage genetic insights to validate, rapidly progress development and commercialize useful new drugs. As of July 2023, we are able to pursue new collaborations with other parties that leverage our extensive database and research capabilities, and during fiscal 2025, we entered into several new non-exclusive data arrangements, none of which were material. In October 2023, we entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data from our database (the “New Data”), as well as access to certain of our research services with respect to such New Data. The license to the New Data will expire one year from the date GSK provided the Company with a notice that GSK was ready to use the New Data, which occurred on October 28, 2024. Accordingly, the license to the New Data will expire on October 28, 2025. See Note 6, “Collaborations,” to our consolidated financial statements included elsewhere in this Form 10-K for details.

In addition, we offer services to pharmaceutical and biotech companies that leverage our engaged research participants. Specifically, we support recruitment of clinical trials with genetically defined recruitment criteria, as well as promoting awareness of diseases with a significant genetic risk factor through the creation of sponsored health reports, cascade testing, and confirmatory testing.
Business Strategy
•Empowering customers and securing trust. Our customers and our patients are our partners. We seek to empower them with knowledge that will help them, and ultimately will help everyone, to live happier, healthier and longer lives. They choose how to use the genetic and health information we provide to them. We respect their choices, and we work every day to earn and keep their trust.
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
•Scaling research. Our research platform is based on an extensive database of genotypic and phenotypic information. Our database allows us to conduct broad analyses across hundreds of diseases, identifying the genetic pathways underlying disease and developing predictors of future disease risk. Our platform enables us to rapidly conduct studies across a vast number of conditions in parallel at unprecedented statistical power, yielding insights into the causes and potential treatments of a wide variety of diseases.
•Maximizing our collaborations. Since inception, we have worked with researchers in academia and in biopharma to demonstrate the quality and power of our database and advance discoveries, resulting in more than 250 published papers. Our collaboration with GSK validated the value of our database for drug discovery. We are productizing our research services to enable scalable delivery and to offer varying levels of data access.
•Dreaming Big. We have an entrepreneurially-inspired and scientifically-rigorous approach to all we do. Our customer-first, patient-focused, and data-driven people are dedicated to our mission of helping people access, understand, and benefit from the human genome. Their commitment to our vision and our mission differentiates us from other companies in the healthcare industry.
Market Opportunity
Consumer - PGS
We believe that our ability to analyze genetic information and inform on ancestry, traits, and personalized reports on genetic variations that are known to be associated with important health conditions empowers our customers. Armed with this personalized information through our Ancestry, Health + Ancestry Service and our Total Health membership, our customers have the ability to make informed, proactive decisions about their health and their lives. As of March 31, 2025 and 2024, respectively, we had approximately 14.4 million and 15.1 million PGS customers, representing an approximate 5% decrease in the number of PGS customers as of the end of fiscal 2025 as compared to fiscal 2024. As of May 31, 2025, we had approximately 14.0 million PGS customers. If a significant number of PGS customers continue to elect to delete their data, as a result of the Chapter 11 Cases, the Cyber Incident (as defined below), negative media coverage, the pending Transaction, or other reasons, our business may be adversely affected. As PGS customers may elect to delete their data at any point in time, the number of PGS customers has and may continue to fluctuate and/or decrease.
We expect to continue to develop and provide our customers with new reports, including reports on cancer risks, autoimmune conditions, mental health, and pharmacogenetics. Additionally, we believe that direct-to-consumer genetic health testing is gaining wider acceptance by physicians in the U.S..
As we work to attract more customers, we expect that we will benefit from the network effect created by an increasing cohort of customers who recommend our PGS to their families and friends, and who reap health benefits by using their genetic information to help them and their medical providers make better decisions about their care and lifestyle choices.
23andMe+ Premium
The 23andMe+ Premium service is an annual membership that provides customers with exclusive reports and features not available in the basic Health + Ancestry Service. This membership is an add-on to our Health + Ancestry

Service. 23andMe+ Premium provides customers with additional health reports, including multiple FDA-authorized pharmacogenetics reports, as well as personalized risk score reports based on 23andMe research. These new risk scores can help customers understand certain genetic health predispositions, such as atrial fibrillation, coronary artery disease, high LDL cholesterol, hypertension and migraine, and provide them with information on preventing and managing these conditions. The 23andMe+ Premium membership also provides customers with advanced ancestry-related features, such as enhanced tools and filters for finding genetic relatives with Historical Matches and historical documents. 23andMe Health Action Plan and 23andMe Health Tracks are personalized action plans that are part of our broader effort to help our customers take action based on their genetic insights and other data. Over time, we plan to continue to add more dynamic recommendation content and intuitive ways to track phenotypic inputs, with the ultimate goal of helping customers improve their health span. We are continually investing in new reports and features to provide to members and expect to add new reports based on genetic insights from our research. We believe the 23andMe+ Premium membership will enhance customer engagement as members receive new content with discoveries about themselves throughout the membership period and meaningful and customized information to help them lead healthier lives.
As of March 31, 2025 and 2024, our 23andMe+ membership base had approximately 564,000 and 562,000 members, respectively. As of May 31, 2025, our 23andMe+ membership base had approximately 527,000 members. If a significant number of PGS members elect to cancel their membership, as a result of the Chapter 11 Cases, the Cyber Incident (as defined below), negative media coverage, the pending Transaction, or other reasons, our business may be adversely affected.
Consumer - Total Health
In November 2023, we launched 23andMe+ Total Health (“Total Health”), our most comprehensive membership providing access to third-party independent clinicians practicing genetics informed care with a focus on early risk detection and preventative actions. Our Total Health service combines membership and telehealth offerings with the addition of next generation sequencing covering 200x more hereditary disease-causing variants than our personal genome service reports (50,000+ hereditary disease-causing variants in Total Health exome sequencing compared to 250 health-related variants in our genotyping Carrier Status and Genetic Health Risk reports). Total Health also includes biannual biomarker blood testing, including determination of biological age, and access to genetics-based clinical care.
Consumer - Telehealth
Telehealth enables consumers to access healthcare conveniently, from their homes, and to obtain fast and affordable consultation, diagnosis and treatment without the difficulties of scheduling and traveling to physical appointments. By accessing medical consultation and treatment through our telehealth platform, patients are able to take ownership of their health. Support and demand for telehealth services have been increasing due to deregulation and broad societal shifts, including increased focus on longevity and weight loss. We believe that we have the innovative, patient-first care model, the technical platform, the nationwide provider network, and the extensive pharmacy capabilities to be a leading provider of healthcare. Patients can interact with our affiliated healthcare professionals through either synchronous or asynchronous consultations, depending on the patient's need and applicable regulatory requirements. Patients also can consult with one of our affiliated healthcare professionals about certain 23andMe genetic reports and as part of our Total Health membership.
Research Services
We believe that our research platform will transform the process of drug development. Genetic data significantly improves our understanding of diseases, their pathways and mechanisms, leading to the design and development of medicines more likely to succeed in clinical development. Use of genetic data in evaluating drug programs increases both the probability of success in a particular indication and of avoidance of unwanted safety risks. We believe the scale of our database enables us and our partners to:
•Identify novel drug targets from genetic associations not discoverable in smaller or less diverse cohorts;
•Support improved target evaluation across a broad range of diseases and possible side effects with the aim of advancing more effective and safer medicines;
•Identify patient subgroups for prevention trials who are at risk of developing a condition but have not yet been diagnosed;
•Identify patient subgroups who are more likely to respond to targeted treatments; and
•More quickly recruit patients for clinical studies from our re-contactable cohort.

Competition
Consumer (PGS and Telehealth)
We believe that our time, resources and history with the FDA is unmatched within the industry. We are the only direct-to-consumer genetic testing company that has gone through the rigorous analytical and clinical validation resulting in eight FDA authorizations and clearances as of the date of this Form 10-K. We face competition from other companies attempting to capitalize on the same, or similar, opportunities as we are, including from existing diagnostic, laboratory services and other companies entering the personal genetics market with new offerings such as direct access and/or consumer self-pay tests and genetic interpretation services and including services that may not currently comply with FDA regulations. Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly or efficiently than we can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing and regulatory policies, which may allow them to build larger customer bases than we have. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract customers away from our services and reduce our market share. We believe that our ability to compete successfully will depend on the following factors:
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
In the future we could potentially face increasing competition from companies utilizing artificial intelligence ("AI"), and other computational approaches for consumer product development and research.
Research Services

Our Research Services business faces substantial competition from public biobanks, other public datasets, academic institutions, and biotechnology and pharmaceutical companies with large genetic databases or healthcare companies with access to record systems. Our ability to successfully monetize our Research Services may be affected by this competition.

In the future we could potentially face increasing competition from academic institutions and companies utilizing AI, including large language models (“LLM”) and other computational approaches for developing models that compete with our Research Services. As we consider the future usage of AI in our business, we will carefully monitor emerging technologies, the market and potential competitors.
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
Intellectual Property
Since inception, we have considered our intellectual property (“IP”) as a critical part of our mission. We make every effort to protect our IP, and as of March 31, 2025, have built an extensive patent estate owned by 23andMe, as summarized below:
Patent Estate
Our PGS patent estate consists of 1 granted European patent and 136 granted U.S. patents, which include 115 utility and 21 design patents that cover technologies that include graphical user interfaces, aspects of algorithms for processing genetic data, computer implemented inventions, bioinformatics, and genotyping.
Included in these are patents that relate to the following PGS services: (i) 15 design and 75 utility patents relate to our Ancestry Service, (ii) 17 design and 75 utility patents relate to our Health + Ancestry Service, and (iii) 20 utility patents relate to our 23andMe+ Premium service. The PGS patent estate also includes 42 pending patent applications, which include 1 design application, 30 U.S. utility applications, 1 Patent Cooperation Treaty (“PCT”) applications, 5 Canadian patent applications, and 5 European patent applications. Included in these are applications that relate to the following PGS services: (i) 1 design and 21 U.S. utility applications, 5 European patent applications, 5 Canadian patent applications relate to our Ancestry Service, (ii) 1 design, 21 U.S. utility applications, 5 European patent applications, 5 Canadian patent applications relate to our Health + Ancestry Service, and (iii) 2 U.S. utility applications, 1 European patent application, and 1 Canadian patent application relate to our 23andMe+ Premium service.
Our PGS patent portfolio has expected expiration dates ranging from about 2027 to about 2045.
Our therapeutics patent estate consists of 4 granted U.S. patents, 1 granted Nigerian patent and 1 South African patent that cover key areas of our past therapeutic development candidates. The therapeutics patent estate also includes 34 pending U.S. utility and foreign utility patent applications, which include 5 U.S. utility applications and 29 foreign utility patent applications, covering key areas of our past therapeutic development candidates. These applications include those in the following jurisdictions: Argentina, Taiwan, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Europe, Hong Kong, India, Indonesia, Israel, Iran, Japan, South Korea, Malaysia, Mexico, New Zealand, Peru, Philippines, Singapore, Thailand, Ukraine, Vietnam and South Africa. The subject matter of the therapeutics patent portfolio relates to our immuno-oncology and inflammatory disease and other therapeutic areas. Our therapeutics patent portfolio has expected expiration dates ranging from about 2039 to about 2045.
Please note that we cannot be sure that patents will be granted with respect to any patent applications we have filed or may file in the future, and we cannot be sure that any patents that have been granted or may be granted to us in the future will not be challenged, invalidated, or circumvented or that such patents will be commercially useful in protecting our technology.
We also appropriately guard our company trade secrets and know-how to maintain our business advantage and seek to identify and obtain third-party licenses where useful. In circumstances where we rely on trade secrets or proprietary know-how to protect our technology, we seek to protect such IP, in part, by entering into confidentiality agreements with those who have access to our confidential information, including our employees, contractors, consultants, collaborators, partners and advisors. We also internally designate levels of sensitive information with certain groups within the Company. We also seek to preserve the integrity and confidentiality of our trade secrets or proprietary know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems. Although we have confidence in these individuals, organizations, and systems, agreements or security measures may be breached, and we may not have adequate remedies for any such breaches. In addition, our trade secrets or proprietary know-how may otherwise become known or may be independently discovered by competitors. To the extent that our employees, contractors, consultants, collaborators, and advisors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions. For this and more comprehensive risks related to our proprietary technology, inventions, and improvements, please see the section titled “Risk Factors — Risks related to our intellectual property” in Part I, Item 1A of this Form 10-K.
Government Regulation
Consumer (PGS) Business
Our genetic health risk, carrier status, and pharmacogenetic reports are subject to regulatory oversight by the FDA under provisions of the Federal Food, Drug, and Cosmetic Act (“FDCA”) and regulations thereunder, including regulations governing the development, marketing, labeling, promotion, manufacturing, distribution, and export of diagnostic products. The third-party laboratories that we contract with to perform the laboratory portions of our service are subject to oversight by the Centers for Medicare & Medicaid Services (“CMS”) pursuant to CLIA, as well as agencies in various states, including New York. We are subject to many other federal, state and foreign laws, including anti-fraud and abuse, anti-kickback and patient privacy. Failure to comply with applicable requirements can lead to sanctions, including withdrawal of products from the market, recalls, refusal to authorize government contracts, product seizures, exclusion from participation in federal and state healthcare programs, civil money penalties, injunctions, and criminal prosecution.
Regulation of In Vitro Diagnostics (“IVD”) and Medical Devices
IVDs are regulated by the FDA in the U.S. as medical devices in accordance with the FDCA and its implementing regulations. The FDCA and its implementing regulations govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of our medical devices.
Since 2014, there have been ongoing discussions and advocacy between stakeholders, including the clinical laboratory industry, the FDA, and Congress, about potential FDA regulation of laboratory-developed tests (“LDTs”), which are assays developed and performed in-house by clinical laboratories. Historically, the FDA has taken the position that it has jurisdiction over LDTs, but with limited exceptions, it has not enforced (i.e., has afforded enforcement discretion with respect to) the requirements of the FDCA on LDTs.
On May 6, 2024, the FDA issued its LDT Final Rule, making it explicit that IVD products manufactured by clinical laboratories are devices under the FDCA. The FDA published a policy to phase out its general enforcement discretion approach for LDTs over a period of four years after the publication of a final rule so that LDTs manufactured by a clinical laboratory would, over the transition period, be fully subject to the FDCA and its regulations. The American Clinical Laboratory Association (“ACLA”) filed a lawsuit against FDA claiming that the rule exceeds the agency’s legal authority to regulate LDTs.
On March 31, 2025, the court ruled in favor of the plaintiffs, its opinion stating that the “FDA lacks the authority to regulate laboratory-developed test services.” This has suspended implementation of the LDT Final Rule and raises doubts as to whether the FDA has jurisdiction over LDTs. The FDA has not announced whether it will appeal the court’s decision.

Medical devices must undergo premarket review prior to commercialization unless the device is exempt from such review or was in commercial distribution prior to May 28, 1976 (referred to as a “pre-amendment” device).
•For devices that require premarket notification, a 510(k) submission is the regulatory process that requires the applicant to demonstrate that the device to be marketed is substantially equivalent to a legally marketed predicate device. The applicant must submit information that supports its determination that its subject device is substantially equivalent to a legally marketed predicate device. The 510(k) premarket notification pathway generally takes from three to nine months from the date the application is accepted for review but in limited situations can take longer.
•For devices that require approval of a premarket application (“PMA”), the PMA process requires the applicant to provide clinical and laboratory data that establishes that the medical device is safe and effective. The FDA will approve the device for commercial distribution if it determines that the data and information in the PMA application constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). PMA applications generally require extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation (21 CFR Part 820) (“QSR”). The QSR requires manufacturers to implement a quality system, including processes and procedures that govern medical device design and manufacturing. Based on an evaluation of the PMA application and manufacturing facilities review, FDA will either issue an approval letter or an approvable letter. An approvable letter means that the application substantially meets the requirements of the FDCA, and FDA believes that it can approve the application if specific additional information is submitted or specific conditions are agreed to by the applicant. If FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA and issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing. The average review time for a PMA application is one to two years, but can take longer.
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
Corruption
In situations involving healthcare providers or researchers employed by foreign state-funded institutions or national healthcare agencies, the U.S. Foreign Corrupt Practices Act (“FCPA”) may also be implicated. The FCPA prohibits any U.S. individual, business entity or employee of a U.S. business entity from offering or providing, directly or through a third party, including the distributors we rely on in certain markets, anything of value to a foreign government official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage, whether or not such conduct violates local laws. In addition, it is illegal for a company that reports to the SEC to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, its books and records provisions and its anti-bribery provisions.
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

In situations involving healthcare providers employed by state-funded institutions or national healthcare agencies, the FCPA may also be implicated. The FCPA prohibits any U.S. individual, business entity or employee of a U.S. business entity from offering or providing, directly or through a third party, including the distributors we rely on in certain markets, anything of value to a foreign government official with corrupt intent to influence an award or continuation of business or to gain an unfair advantage, whether or not such conduct violates local laws. In addition, it is illegal for a company that reports to the SEC to have false or inaccurate books or records or to fail to maintain a system of internal accounting controls. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the FCPA, its books and records provisions and its anti-bribery provisions.
Consumer (Telehealth) Business
The practice of medicine is subject to various federal, state, and local certification and licensing laws, regulations, approvals and standards, relating to, among other things, the qualifications of the provider, the practice of medicine (including specific requirements relating to online or telephone consultations and the provision of remote care), the continuity and adequacy of medical care, the regulation of kickbacks and professional relationships, the maintenance of medical records, the supervision of personnel, and the prerequisites for the prescription of medication and ordering of tests. Because the practice of telehealth is relatively new and rapidly developing, regulation of telehealth is evolving and the application, interpretation and enforcement of these laws, regulations and standards can be uncertain or uneven. As a result, we must continually monitor legislative, regulatory, and judicial developments regarding the practice of medicine and telehealth in order to support our PMCs.
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
In certain jurisdictions, the corporate practice of medicine doctrine generally prohibits non-physicians from practicing medicine, including by employing physicians to provide clinical services, directing the clinical practice of physicians, or holding an ownership interest in an entity that employs physicians. Other practices, such as professionals splitting their professional fees with non-professional persons or entities, is also prohibited in some jurisdictions. These laws are intended to prevent unlicensed persons from interfering with or unduly influencing a physician’s professional judgment. State laws and enforcement activities related to the corporate practice of medicine and fee-splitting vary dramatically. In some states, even activities not directly related to the delivery of clinical services may be considered an element of the practice of medicine. For example, in some states the corporate practice of medicine restrictions may be implicated by non-clinical activities such as scheduling, contracting, marketing, setting rates, and the hiring and management of non-clinical personnel.
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
Regulation of Pharmacy Services
Our pharmacy services are subject to laws of various state and federal agencies. Our affiliated pharmacies face regulation on a number of issues that vary from state-to-state, including pharmacist-to-technician supervision ratios, practice of pharmacy, quality, sufficiency of facilities and equipment, prescription requirements, patient-friendly medication labeling, controlled substances, scheduled listed chemical, and listed chemical regulation, and ensuring a patient’s freedom of choice in selecting their pharmacy, among a number of other requirements. Pharmacies must comply not only with the laws in their resident state but also states to which they send medications. On the federal level, pharmacies must comply with the FDA’s requirements under the Drug Supply Chain Security Act which are intended to preserve the integrity of the U.S. drug supply chain. The Drug Supply Chain Security Act requires pharmacies and others in the U.S. drug supply chain to comply with requirements for product tracking and tracing, information and pedigree exchange, reporting, investigations, and product quarantine and disposition. Further federal regulations apply to those pharmacies that dispense controlled substances, scheduled listed chemicals, and listed chemicals under the Controlled Substance Act, which is implemented by the Drug Enforcement Administration. Furthermore, each pharmacist and technician must also obtain appropriate professional licensure and are subject to upholding state professional standards of conduct and patient privacy laws.
To the extent that any pharmacy or other establishment produces compounded drug products, it is also subject to additional state and federal requirements. States have specific licensing and other requirements applicable to resident and non-resident pharmacies and establishments producing and dispensing compounded drug products. As above, these vary from state to state. Federally, FDA has requirements applicable to pharmacies that produce compounded drug products as well as outsourcing facilities, which unlike pharmacies, may produce compounded drug products without first receiving a patient specific prescription. The exact FDA requirements depend on whether an establishment is undertaking pharmacy or outsourcing facility compounding. These including requirements concerning product and production quality standards, not producing drug products that are essentially copies of commercially available drug products, not engaging or participating in wholesaling arrangements, the kinds of ingredients that can be used, product labeling, and, in the case of outsourcing facilities, registration and reporting, including safety reporting. Failure to comply with state or federal compounding requirements can result in administrative and judicial sanctions and actions, license revocation, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of or debarment from government contracts, FDA debarment, exclusion from federal healthcare programs, restitution, disgorgement and civil or criminal fines or penalties.
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
Data Protection Laws are enforced by the FTC, government authorities and agencies, including state attorneys general and national or state data protection authorities. Data Protection Laws require us to publish statements or notices to our customers that describe how we handle personal information and provide details of the choices that customers have about the way we handle their personal information and of their rights. If such information that we publish was considered untrue or inaccurate, we could be subject to claims of unfair or deceptive trade practices under Section 5 of the FTC Act or similar laws, which could lead to significant liabilities and consequences.
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
Internationally, we are subject to, among other Data Protection Laws, the GDPR, UK GDPR, and PIPEDA which regulate collection, storage, sharing, use, disclosure, and protection of personal information, and impose stringent requirements with significant penalties and litigation risks for noncompliance. Like the U.S., international Data Protection Laws include national, state or provincial, and local laws, meaning compliance costs increase with every state, province, or locale we ship to. Failure to comply with the GDPR (and the UK GDPR) may result in fines of up to €20 million/£17.5 million or up to 4% of the annual global revenue of the infringer, whichever is greater. It may also lead to civil litigation, with the risks of damages or injunctive relief, or regulatory orders adversely impacting the ways in which our business can use personal information. While Canada’s PIPEDA does not have as stringent requirements and fines as the GDPR at this time, Canadian legislators are actively working on reforms to PIPEDA to align it with the GDPR. We anticipate that any reforms to PIPEDA would further increase our compliance costs and liabilities.
Where applicable, we rely on data transfer mechanisms to be able to transfer data between countries freely. We previously relied on the Privacy Shield certification for the purposes of transferring personal information out of the EU. In light of the invalidation of Privacy Shield in July 2020, we continue to rely on standard contractual clauses to transfer EU/UK personal information outside of the EU/UK, or where applicable derogations are provided for by law. Additionally, the U.S. and EU have adopted frameworks for data transfer over time, including the prior Privacy Shield certification and the current Trans-Atlantic Data Privacy Framework (the “Framework”). However, if there were a change in data protection law or data transfer frameworks and we were unable to continue to rely on the standard contractual clauses or other alternative means of data transfers from the EU/UK to the U.S. (such as consent), we would likely be unable to offer a number of services in the EU/UK, which would materially and adversely affect our business. Additionally, in the U.S. and internationally, businesses are required to provide notice to affected customers whose personal information has been disclosed as a result of a data breach. Many countries and/or states require businesses to maintain safeguards and take certain actions in response to a data breach and may be required to also notify applicable regulatory authorities. Recently, some states, such as California, have explicitly added genetic information to their breach notification laws, which presents additional liabilities and costs to our business. Some U.S. states go beyond data breach notification and general security safeguards by requiring businesses to maintain specific security safeguards; for example, Massachusetts establishes minimum standards to be met in connection with the safeguarding of personal information contained in both paper and electronic records including maintaining security policies and procedures, security training for employees, regular audits. While many Data Protection Laws rely on regulatory enforcement for non-compliance with security safeguards or data breaches, there may be an increase in legislation like CCPA providing a private right of action for consumers in the event of a data breach. Civil litigation and security compliance present liabilities and costs with respect to maintaining and continually refining security safeguards and incident response processes.
We anticipate changes with Data Protection Laws as countries and states continue to propose comprehensive privacy laws and regulations addressing consumer data protection rights, transparency and cybersecurity. In certain U.S. states, some of these laws are directed specifically to consumer health data, to genetic information or genetic testing companies, or more specifically to direct-to-consumer genetic testing companies. Data Protection Laws specific to genetic information have recently been enacted in 10 or more states, including California, Utah, Florida, and Arizona. Many other states are considering similar laws regulating genetic information, some of which include private rights of action for consumers. Such private rights of action present liabilities and costs to our business with respect to implementing and maintaining compliance with such laws, and potentially responding to civil litigation. We have incurred, and expect to continue to incur, significant expenses in an effort to comply with privacy, data protection and information security standards and protocols imposed by Data Protection Laws. With substantial uncertainty over the interpretation and application of these and other laws and regulations (such as CCPA, CMIA, and genetic privacy laws), we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so.
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
Workforce
As of March 31, 2025, we employed a total of 265 employees, of which 257 were full-time employees and 100% were U.S.-based employees.
Competitive Compensation and Benefits
We provide all benefit-eligible employees working at least 20 hours per week with a comprehensive benefit and compensation package, which includes:
•Medical, dental, vision care, health savings account plus employer contribution, life insurance plus accidental death and dismemberment (“+ ADD”) coverage, voluntary life + ADD, short-term and long-term disability, and a retirement plan with Company match;
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
We also offer postpartum and return-to-work assistance, which includes on-site lactation rooms and flexible work hours. For nursing moms who travel for work, we provide reimbursement for the shipment of breast milk back to their homes. We also offer back-up child and elder care. We offer one week of company paid family leave for employees who need to care for a family member who has a serious health condition and provide an additional 80 hours of sick leave for COVID-related illness.
We believe in investing in the health, well-being, and wellness of our employees. We provide an online navigation and advocacy service to find the right care and deal with medical bills questions.
Talent Development
Employee development is considered to be a strategic priority. We support employee growth and development by offering a variety of benefits. Our focus areas at this time are on leadership development, career development, employee engagement and supporting hybrid teams/leadership. We offer all people managers training on critical skills such as change management and providing effective feedback. We believe managers play a crucial role as allies, fostering effective communication and mentorship among our employees. To support career development, we have built career frameworks for each job function that give employees visibility into the skills and qualifications required at every level, both within their respective functions and cross functions. These frameworks spark effective career development conversations between managers and employees.
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
Available Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on the SEC website at www.sec.gov and our Investor Relations website at https://investors.23andme.com as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. We use our Investor Relations website as a means of disclosing material non-public information. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
Our corporate governance materials, including our corporate governance guidelines, the charters of our audit and compensation committees, and our code of business conduct and ethics may also be found under the Investor Relations section of our website at https://investors.23andme.com. Copies of the corporate governance materials are also available upon written request. Additionally, our investor presentations are available under the Investor Relations section of our website at https://investors.23andme.com. These materials are available no later than the time they are presented at investor conferences. Except to the extent expressly stated otherwise, information contained on or accessible from our web site or any other web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.
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
Summary of Principal Risk Factors
•We are subject to risks and uncertainties associated with our Chapter 11 Cases.
•As a result of our Chapter 11 Cases, our Class A common stock (as defined below) has and may continue to decrease in value and may eventually be rendered worthless.
•Our Class A common stock has been delisted from The Nasdaq Capital Market (“Nasdaq”) and there is no guarantee that our Class A common stock will be regularly traded on the over-the-counter markets.
•As a result of our Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

•Delays in our Chapter 11 Cases increase the risks of us being unable to sell substantially all of our assets or reorganize or liquidate our business and increase our costs associated with the bankruptcy process.
•The DIP Facility has substantial restrictions and covenants and if we are unable to comply with the covenant requirements under the DIP Facility, it could have a material adverse impact on our financial condition, operating results and cash flows.
•Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
•Matters relating to Chapter 11 Cases have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business, and we may experience increased levels of employee attrition.
•We may not be able to obtain confirmation of a Chapter 11 plan of reorganization or plan of liquidation or complete any Bankruptcy Court-approved sales of our Company or assets, including the Transaction.
•In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code, in which case our common stock would likely be worthless.
•The Chapter 11 Cases and the covenants in the Asset Purchase Agreement limit the flexibility of our management team in running our business.
•The market for personal genetics products and services has experienced a recent overall decline. If this trend continues or worsens, it could adversely affect our business and results of operations.
•If our competitors receive further FDA marketing authorization for in vitro diagnostic products, our business could be adversely affected.
•Substantially all of our research services revenues were generated from the original GSK Agreement, and if we are unable to enter into additional collaboration agreements, our future research services revenue will decline.
•The telehealth market is maturing and volatile, and if it does not develop, if it encounters negative publicity, or if the use of telehealth solutions does not continue to increase, then the growth of our business and our results of operations could be adversely affected.
•We rely on key sole suppliers to manufacture and perform services used by customers who purchase our PGS, which could adversely affect our ability to meet customer demand.
•Changes to U.S. or other countries’ trade policies and tariff and import/export regulations or our failure to comply with such regulations may have an adverse effect on our business, financial condition, and results of operations.
•If we are not able to maintain and enhance our brand, our ability to expand our customer base may be impaired and our business and operating results may be harmed.
•If our efforts to attract new customers and patients, and engage existing customers and patients with enhanced products and services are unsuccessful or if such efforts are more costly than we expect, our business may be harmed.
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
•Media reports on consumer data privacy and security concerns and the use of genetic information may decrease the overall consumer demand for personal genetic products and services, including ours. In addition, the transfer of genetic information to Regeneron or another buyer as a result of the Transaction may lead to an increase in customer deletion of their data. Some countries prohibit or restrict genetic testing being sold in those countries.
•We have experienced a criminal cyber incident and could in the future experience other security breaches, disruption to our business, or reputational harm.
•Economic uncertainty or downturns, particularly affecting the markets and industries in which we operate, and on discretionary consumer spending could adversely affect our business, financial condition, and results of operations.

•Impairment in the value of our intangible assets could have a material adverse effect on our operating results and financial condition.
•Our strategic restructurings and the associated headcount reductions have significantly changed our business, resulted in significant expenses, may not result in anticipated savings, and has and will continue to disrupt our business.
•Our products and services are subject to extensive regulation and compliance with existing or future regulations could result in unanticipated expenses, or limit our ability to offer our products and services.
•We will face legal, reputational, and financial risks if we fail to protect our customer and patient data from security breaches or cyberattacks.
•If our third parties are not able to provide patients with compounded medications or are not able to comply with FDA and state requirements, our telehealth business may be harmed.
•Although we discontinued our Therapeutics operating segment in November 2024, we may still be subject to ongoing risks relating to its activities.
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
•Our quarterly operating results may fluctuate significantly.
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
•There is substantial doubt regarding our ability to continue as a going concern.
•We may face additional risks as a result of the dual class structure of our common stock.
Risks Related to Bankruptcy Proceedings
We are subject to risks and uncertainties associated with our Chapter 11 Cases.
As previously disclosed, on March 23, 2025, the Debtors filed the Bankruptcy Petitions seeking relief under the Chapter 11 Cases. On May 17, 2025, we entered into the Asset Purchase Agreement, pursuant to which we agreed to sell substantially all of our assets (other than the Excluded Assets), subject to the approval of the Bankruptcy Court and other conditions. We, TTAM and Regeneron agreed to a framework to facilitate another round of bidding, where the starting bid would be TTAM’s purchase price of $305.0 million in cash. We face a number of risks associated with our Chapter 11 Cases, including, without limitation, risks related to:
•our ability to successfully consummate the Transaction with Regeneron or a transaction with TTAM, as applicable, and distribute the proceeds pursuant to a plan of liquidation or reorganization or otherwise realize any value with respect to our assets;
•the high costs of bankruptcy cases and related fees;
•the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy and emergence from Chapter 11 Cases;
•Bankruptcy Court rulings in the Chapter 11 Cases, as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases generally;
•adverse publicity in connection with Chapter 11 Cases or otherwise could negatively affect our business;

•the potential adverse effects of the Chapter 11 Cases on our business, cash flows, liquidity, financial condition, and results of operations;
•our ability to generally maintain favorable relationships with, and secure the confidence of, our employees, customers, and counterparties; and
•the actions and decisions of our stockholders, creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plan.
Additionally, our senior management team has spent, and continues to spend, a significant amount of time and effort on matters related to the Chapter 11 Cases instead of focusing exclusively on our business operations. In addition, our operating results may be adversely affected by the possible reluctance of customers and counterparties to do business with a company in midst of bankruptcy.
As a result of our Chapter 11 Cases, our Class A common stock has and may continue to decrease in value and may eventually be rendered worthless.
Any trading in our Class A common stock, par value $0.0001 per share (the “Class A common stock”), during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our Class A common stock, as the price of our Class A common stock has and will continue to decrease in value. In the past, following periods of extreme volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. This and other securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.
Recoveries in the Chapter 11 Cases for holders of our Class A common stock and Class B common stock (together, “common stock”), if any, will depend upon the performance of our business, the value of our assets, and, importantly, the amount of net cash proceeds that we will receive from the Transaction, if it closes, and other factors. Although we cannot predict how our common stock will be treated under any Chapter 11 plan at this time, it is possible that the holders of our common stock may not receive a material, or any, recovery unless the holders of more senior claims and interests, such as the DIP Facility and the administrative expenses of the Chapter 11 Cases, are paid in full. Consequently, there is a significant risk that the holders of our common stock will receive little or no recovery under the Chapter 11 Cases and that our common stock will continue to decrease in value materially or become worthless. Trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings.
Our Class A common stock has been delisted from Nasdaq and there is no guarantee that our Class A common stock will be regularly traded on the over-the-counter markets.
As previously disclosed, on March 24, 2025, the Company received a letter from the Listing Qualifications Department (the “Staff”) of Nasdaq, notifying the Company that, in connection with the Company’s announcement of its filing of the Bankruptcy Petitions, and in accordance with Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1, the Staff had determined to delist the Company’s securities from Nasdaq. The Company did not request a hearing before the panel to appeal the Staff’s determination. Accordingly, trading of the Class A common stock was suspended at the opening of business on March 31, 2025. On June 6, 2025, the Company filed a Form 25 with the Securities and Exchange Commission to remove the Class A common stock from listing and registration on Nasdaq. The delisting will be effective ten days after the filing of the Form 25. Delisting has had an adverse effect on the liquidity of our Class A common stock and, as a result, it is more difficult for you to sell or otherwise transact in our Class A common stock. Delisting also reduces the number of investors willing to hold or acquire our Class A common stock and negatively impacts our ability to access equity markets and obtain financing.
Following the suspension of trading on the Nasdaq, our Class A common stock has been quoted in the OTC Pink Market. The OTC Pink Market is a significantly more limited market than Nasdaq, and quotation on the OTC Pink Market has resulted in a less liquid market for existing and potential holders of the Class A common stock to trade our Class A common stock and could further depress the trading price of our Class A common stock. There is no guarantee that our Class A common stock will continue to be traded on the over-the-counter markets, and accordingly, our Class A common stock may become illiquid. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of the Class A common stock on this market, or whether the trading volume of the Class A common stock will be sufficient to provide for an efficient trading market.
As a result of our Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.
In particular, the amount and composition of our assets and liabilities could be significantly different as a result of the Chapter 11 Cases, and the description of our operations, assets, liabilities, contingencies, liquidity and capital resources included in our periodic reports or in any filing we make with the Bankruptcy Court may not accurately reflect such matters during the pendency of or following the Chapter 11 Cases or the value of our assets in an organized sale process (including the Transaction) in light of the uncertainty of the estimates and assumptions used in the applicable reporting principles, and such values may be higher or lower as a result. The periodic financial information reported to the Bankruptcy Court is not presented in accordance with GAAP and may differ materially from information that has been or may in the future be provided as of quarter end in our periodic reports and may reflect estimates based on assumptions that may change significantly during the course of the Chapter 11 Cases or due to other contingencies, and, as applicable, is subject to all of the disclaimers presented therewith.
Delays in our Chapter 11 Cases increase the risks of us being unable to sell substantially all of our assets or reorganize or liquidate our business and increase our costs associated with the bankruptcy process.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases, particularly that we are engaging in a disposal of substantially all of our assets could adversely affect our relationships with our general unsecured creditors, employees, customers, vendors, suppliers, and other third parties, which, in turn, could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact or timing of events that occur during our Chapter 11 Cases and the impact that those events will have on our business, financial condition and results of operations. Further, there is no certainty as to our ability to continue as a going concern, which is contingent, among other things, our ability to implement a Chapter 11 plan of reorganization.
The DIP Facility has substantial restrictions and covenants and if we are unable to comply with the covenant requirements under the DIP Facility, it could have a material adverse impact on our financial condition, operating results and cash flows.
If we are unable to comply with the requirements under the DIP Facility (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Voluntary Reorganization under Chapter 11”), it could prevent us from drawing funds thereunder and have a material adverse impact on our financial condition, operating results and cash flows.
Our liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure that cash on hand, cash flow from operations and cash drawn from the DIP Facility will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases, if we are able to emerge at all.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the agreement governing the DIP Facility and associated agreements, (ii) our ability to comply with the terms and conditions of the Bankruptcy Court order approving the DIP Facility and any subsequent order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to consummate the Transaction or another Asset Sale, (vi) our ability to develop, confirm and consummate a Chapter 11 plan of reorganization or liquidation or other alternative restructuring transaction, and (vii) the cost, duration and outcome of the Chapter 11 Cases.

Matters relating to Chapter 11 Cases have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business, and we may experience increased levels of employee attrition.
During the pendency of the Chapter 11 Cases, our management has been required to and will continue to be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may have a material adverse effect on business, operational results, financial position, and cash flows. Additionally, as a result of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees likely faced considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate, and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team or material erosion of employee morale could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on business, financial position, cash flows, and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our results of operations.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization or plan of liquidation or complete any Bankruptcy Court-approved sales of our Company or assets, including the Transaction.
To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization or plan of liquidation, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred as of the date of this Form 10-K. The confirmation process is subject to numerous potential, unanticipated delays, including that the Debtors may not receive the requisite acceptances of constituencies in the Chapter 11 Cases to confirm a Chapter 11 plan. Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm such a plan if other statutory requirements are not met. If a Chapter 11 plan of reorganization or plan of liquidation is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business or liquidate our business in an orderly fashion and what, if anything, holders of claims against us would ultimately receive with respect to their claims.
In connection with the Chapter 11 Cases, we are attempting to sell all of our assets pursuant to a sale under Section 363 of the Bankruptcy Code, and we have entered into the Asset Purchase Agreement to sell substantially all of our assets (other than the Excluded Assets). There can be no assurance that we will be successful in completing the Transaction because it is subject to Bankruptcy Court approval, approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and customary closing conditions. If we are unable to complete the Transaction or another Asset Sale, it may be necessary to seek additional funding sources or possibly convert to a Chapter 7 liquidation process.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code, in which case our common stock would likely be worthless.
There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases. If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly reduced distributions being made to the Debtors’ stakeholders than those provided for in a Chapter 11 plan because of, among other things, (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling such assets in a controlled manner, (ii) additional administrative expenses and delays resulting from the appointment of a Chapter 7 trustee, and/or (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
The Chapter 11 Cases and the covenants in the Asset Purchase Agreement limit the flexibility of our management team in running our business.
While we operate our businesses as debtors-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court, and in some cases, JMB, as the DIP Facility lender, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the creditors’ committee and other parties-in-interest, and one or more hearings. The creditors’ committee and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to the Company and its stockholders.
Additionally, under the Asset Purchase Agreement, we agreed to operate the Company in the ordinary course of business and not to make any material changes to our operations and contracts, among other covenants. These agreements limit the flexibility of our management team in running our business.
Risks Related to Our Business
Business Risks Related to Products and Services
The market for personal genetics products and services has experienced a recent overall decline, which corresponds with the recent and significant decreases in our revenues. If this trend continues or worsens, it could adversely affect our business and results of operations.
Our revenue model has historically been derived principally from customers who purchase our PGS services. For the fiscal years ended March 31, 2025, 2024, and 2023, PGS revenue accounted for 74%, 76%, and 68% of revenues, respectively. There is no assurance that our business model will be successful or that it will generate increased revenues or become profitable as a result of marketing our current PGS services or any future products or services. We may be forced to make significant changes to our anticipated pricing, sales and revenue model to compete with our competitors’ offerings, and even if such changes are implemented, there is no guarantee that they will be successful. If the current market trend continues or worsens, or we are unable to adjust our approach to meet market demands, our revenues and results of operations will be adversely affected.
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
We also face competition from other companies attempting to capitalize on the same, or similar, opportunities as it is, including from existing diagnostic, laboratory services and other companies entering the personal genetics market with new offerings such as direct access and/or consumer self-pay tests and genetic interpretation services. Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing, and other resources than we do. These factors may allow our competitors to respond more quickly or efficiently than it can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases than we have. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract customers away from our services and reduce our market share. Additionally, our competitors may outpace us in incorporating new technologies, such as AI, into their product offerings and engagement with customers, which could affect our competitiveness and operational outcomes. Our efforts to utilize these technological advancements may not be successful, may result in substantial integration and maintenance costs, and may expose us to additional risks. The content, analyses, or recommendations generated by AI programs, if deficient, inaccurate, or biased, could adversely impact our business, financial condition, and operational results, as well as our reputation. Moreover, ethical concerns associated with AI could lead to brand damage, competitive disadvantages, or legal repercussions. Any problems with our implementation or use of AI or other technological advancements could negatively impact our business or results of our operations.
Markets for healthcare are also intensely competitive, subject to rapid change, and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established telehealth providers but also traditional healthcare providers and pharmacies. Our current competitors include traditional healthcare providers expanding into the telehealth market and incumbent telehealth providers, as well as new entrants into our market that are focused on direct-to-consumer healthcare. Our competitors include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories, and significantly greater resources than we do, and may be able to offer products and services similar to those offered on our platform at more attractive prices than we can.
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
If our competitors receive further FDA marketing authorization for in vitro diagnostic products, our business could be adversely affected.
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
The sizes of the markets and forecasts of market growth for the demand of our products and services, including our research services and other key potential success factors, are based on a number of complex assumptions and estimates, and may be inaccurate.
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
Substantially all of our research services revenues were generated from the original GSK Agreement, and if we are unable to enter into additional collaboration agreements, our future research services revenue will decline.
In July 2018, we entered into a collaboration agreement with GSK focused on the discovery, development, and commercialization of drugs that are identified utilizing our proprietary databases and data mining technologies (the “original GSK Agreement”). Under the original GSK Agreement, GSK was our exclusive collaborator for drug discovery programs for a four-year period, which was extended for a fifth year by GSK, pursuant to the terms of the original GSK

Agreement. Accordingly, the exclusive target discovery term under the original GSK Agreement expired in July 2023. In October 2023, we entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in our database (the “New Data”), as well as access to certain research services with respect to such New Data in return for a $20.0 million data access fee, which we received during fiscal 2024. The license to the New Data will expire one year from the date GSK provided the Company with a notice that GSK was ready to use the New Data (the “Data Use Notice”), which occurred on October 28, 2024. Accordingly, the license to the New Data will expire on October 28, 2025. Our ability to enter into new collaboration agreements will affect our research services revenues. If we are unable to enter into additional collaboration agreements, our future research services revenue will decline.
The telehealth market is maturing and volatile, and if it does not develop, if it encounters negative publicity, or if the use of telehealth solutions does not continue to increase, then the growth of our business and our results of operation could be adversely affected.
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
Although we maintain relationships with suppliers with the objective of ensuring that we have adequate supply for the delivery of our services, increases in demand for such items can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications, and we may not be able to purchase such items at a competitive cost. Further, we may experience shortages in certain items as a result of limited availability, increased demand, pandemics or other outbreaks of contagious diseases, weather conditions and natural disasters, as well as other factors outside of our control. Our freight costs may increase due to factors such as limited carrier availability, increased fuel costs, increased compliance costs associated with new or changing government regulations, pandemics or other outbreaks of contagious diseases and inflation. Higher prices for natural gas, propane, electricity and fuel also may increase our production and delivery costs. The prices charged for our products may not reflect changes in our packaging material, freight, tariff and energy costs at the time they occur, or at all.
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
Changes to U.S. or other countries’ trade policies and tariff and import/export regulations or our failure to comply with such regulations may have an adverse effect on our business, financial condition, and results of operations.
Changes in import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments, and/or general uncertainty about potential changes in such policies, could require us to change the way we conduct business and/or adversely affect our financial condition, results of operations, reputation, and our relationships with customers, vendors, and employees in the short- or long-term.
The U.S. government recently announced tariffs on product imports from certain countries and subsequently announced a 90-day suspension of such tariffs other than with respect to China. Thereafter, on May 12, 2025, the U.S. and China announced that the countries have agreed to a reduction in the previously-imposed tariffs for a 90-day period. The current environment is dynamic and uncertain, as the U.S. President has imposed, modified and paused tariffs, and granted exemptions from tariffs, on different countries and products multiple times since taking office in January 2025. These actions have resulted in reciprocal tariffs or other countermeasures from other countries, and may result in further retaliatory measures on U.S. goods. If implemented and maintained, these tariffs and the potential escalation of trade disputes could pose a risk to our business that could affect our revenue and cost of sourcing our PGS kits, which are manufactured in Canada. Our domestic suppliers may incur tariffs leading to increased prices. We are closely monitoring this evolving situation and evaluating our responses, which may include shifts in sourcing strategies, price adjustments, or other cost-mitigation measures. However, there can be no assurance that we will be able to fully mitigate the financial and competitive impacts of such tariffs or trade restrictions. In addition, changing U.S. tariff and trade policies could cause higher inflation, higher interest rates and slower economic growth or recession in the U.S., which could adversely affect demand for our products and services. At this time, the overall impact on our business related to these tariffs and trade policies remains uncertain and depends on multiple factors, including the duration and potential expansion of current tariffs, future changes to tariff rates, scope, or enforcement, retaliatory measures by impacted exporting countries, inflationary effects and broader macroeconomic responses, changes to consumer purchasing behavior, and the effectiveness of our responses in managing these challenges. Further, actions we take to adapt to new tariffs or trade restrictions may increase risk or may cause us to modify our operations, which could be time-consuming and expensive; impact pricing, which could impact our sales, profitability, and our reputation; or cause us to forgo business opportunities.
Our business significantly depends upon the strength of our brands, and if we are not able to maintain and enhance our brand, our ability to expand our customer base may be impaired and our business and operating results may be harmed.
We believe that maintaining and enhancing the “23andMe” and “Lemonaid” brands are a significant factor in expanding our customer base and current and future business opportunities. Maintaining and enhancing our brands may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the “23andMe” and “Lemonaid” brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive.
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
Our marketing efforts currently include various initiatives and consist primarily of digital marketing on a variety of social media channels, such as Facebook, search engine optimization on websites, such as Google, Bing, and Yahoo!, various branding strategies, and mobile “push” notifications and email. During the fiscal years ended March 31, 2025, 2024, and 2023, we incurred $64.3 million, $86.8 million, and $121.3 million of sales and marketing expenses, representing 34%, 40%, and 40% of our revenue, respectively. We anticipate that sales and marketing expenses will continue to represent a significant percentage of our overall operating costs for the foreseeable future. We have historically acquired a significant number of our users through digital advertising on platforms and websites owned by Facebook and Google, which may terminate their agreements with us at any time. Our investments in sales and marketing may not effectively reach potential customers and/or patients, potential customers and/or patients may decide not to buy our products or services, or customer or patient spend for our products and services may not yield the intended return on investment, any of which could negatively affect our financial results.
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
Our kit sales are dependent on seasonal holiday demand, as well as the timing of Amazon Prime Day, which has varied in recent years. We generate a significant amount of our PGS revenue during the fourth quarter of our fiscal year, due to seasonal holiday demand and to the fact that kits that are ordered during the holiday season (which occurs during the third quarter of our fiscal year) are recognized as revenue when the customer sends in their kit to the laboratory to be processed and genetic reports are delivered to the customer, which typically for holiday purchases tends to occur in the fourth fiscal quarter. For example, in fiscal 2025, 2024, and 2023, fourth quarter PGS revenue represented 27%, 33%, and 35%, of our total PGS revenue, respectively. Our promotional activity is also higher in the third fiscal quarter, which may reduce gross margin during this period. Purchasing patterns of kit sales are also aligned with other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day.
This seasonality causes our operating results to vary considerably from quarter to quarter and could become more pronounced and may cause our operating results to fluctuate more widely. Additionally, any decrease in sales or profitability during the fourth quarter of the fiscal year could have a disproportionately adverse effect on our results of operations, which could, in turn, cause the value of our Class A common stock to fluctuate or decrease. For example, in the fourth quarter of fiscal 2025, PGS revenue was 32% lower than that of fourth quarter of fiscal 2024, which contributed to PGS revenue decreasing from $167.7 million in fiscal 2024 to $141.0 million in fiscal 2025.
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
Through our platform, our patients gain access to one or more licensed healthcare providers for telehealth consultations. These providers are employed by or contracted with PMCs, which are independent professional entities owned by licensed physicians and that engage licensed healthcare professionals to provide telehealth consultations and related services, including applicable physician supervision of nurse practitioners. We enter into certain contractual arrangements with the PMCs and their provider owners, including an MSA, with each PMC for the exclusive provision by us of non-clinical services and support for the PMCs. While we expect that these relationships with the PMCs will continue, we cannot guarantee that they will. We believe that our arrangements with the PMCs have been structured to comply with applicable law and allow the healthcare providers the ability to maintain exclusive authority regarding the provision of clinical healthcare services (including consults that may lead to the writing of prescriptions), but there can be no assurance that government entities or courts would find our approach to be consistent with their interpretation of, and enforcement activities or initiatives related to, these laws and the corporate practice of medicine doctrine or similar prohibitions. If our arrangements are deemed to be inconsistent with any applicable government entity’s interpretation of a law or regulation prohibiting the corporate practice of medicine, a fee-splitting law, or similar regulatory prohibitions, we would need to restructure the arrangements with the PMCs to create a compliant arrangement or terminate the arrangement, and we could face fines or other penalties in connection with such arrangements. A material change in our relationships with the PMCs, whether resulting from a dispute, a change in government regulation, or enforcement patterns, a determination of non-compliance, or the loss of these agreements or business relationships, could impair our ability to provide products and services to our patients and could have a material adverse effect on our business, financial condition, and results of operations. Violations of the prohibition on corporate practice of medicine doctrine, fee-splitting, or similar laws may impose penalties (e.g., fines or license suspension) on healthcare providers, which could discourage professionals from entering into arrangements with the PMCs and using our platform and could result in lawsuits by providers against the PMCs and us. These laws and regulations are subject to change and enforcement based upon political, regulatory, and other influences. More restrictive treatment of healthcare professionals’ relationships with non-professionals, such as our Company, in the healthcare services delivery context could have a material adverse effect on our business, financial condition, and results of operations.

We depend on a number of other companies to perform functions critical to our ability to operate our platform and generate revenue from patients.
We depend on the PMCs and their providers and our Affiliated Pharmacies to deliver quality healthcare consultations and pharmacy services through our platform. Any interruption in the availability of a sufficient number of PMC providers or supply from our Affiliated Pharmacies could materially and adversely affect our ability to satisfy our patients and ensure they receive consultation services and prescription medication. If we were to lose our relationship with one or more of the PMCs, we cannot guarantee that we will be able to ensure access to a sufficient network of providers. Similarly, if we were to lose our relationship with one or more of our Affiliated Pharmacies, or are unable to obtain access for patients to pharmaceutical products through such pharmacies, we cannot guarantee that we will be able to find, perform due diligence on, and engage with one or more replacement partners in a timely manner. Our ability to service the needs of our customers could be materially impaired or interrupted in the event that our relationship with a PMC or Affiliated Pharmacy is terminated or otherwise impaired, which can happen due to a variety of circumstances, including, but not limited to, noncompliance on the part of the third-party entity. We also depend on cloud infrastructure providers, payment processors, and various others that allow our platform to function effectively and serve the needs of our patients. Difficulties with our significant partners and suppliers, regardless of the reason, could have a material adverse effect on our business.
If we are unable to attract and retain high quality healthcare providers for our patients, our business, financial condition, and results of operations may be materially and adversely affected.
Our success is dependent upon our continued ability to maintain and expand a network of qualified telehealth providers through our affiliated PMCs. If our affiliated PMCs are unable to recruit and retain board-certified and other qualified physicians, pharmacists, and other healthcare professionals, or our Affiliated Pharmacies are unable to recruit and retain qualified pharmacists, it would adversely affect our business, financial condition, and results of operations and ability to grow. In any particular market, providers could demand higher payments or take other actions that could result in higher costs, less attractive service for our patients, or difficulty meeting regulatory or accreditation requirements. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our membership base, higher costs, less attractive service for our patients, and/or difficulty in meeting regulatory or accreditation requirements, any of which could have a material adverse effect on our business, financial condition, and results of operations.
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
We believe that current and prospective customers and patients are increasingly interested in accessing our PGS and telehealth offerings through mobile devices. We maintain mobile websites and mobile applications for our PGS service . Developing and supporting a mobile website and mobile application across multiple operating systems and devices requires substantial time and resources. Notwithstanding our efforts to develop mobile solutions, our mobile solutions may fail to meet the needs of our customers and patients or consistently provide rewarding customer and patient experiences. As a result, our ability to attract new customers and patients could be impaired and customers and patients we meet through our mobile websites or mobile applications may not choose to use our offerings at the same rate as customers and patients we meet through our websites.
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
Our customers may engage with us online through social media platforms, including Facebook, Instagram, TikTok, and X (f/k/a Twitter), by providing feedback and public commentary about all aspects of our business. Information concerning us, whether accurate or not, may be posted on social media platforms at any time and may have a disproportionately adverse impact on our brand, reputation, or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, results of operations, financial condition, and prospects.
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
Our success depends, in large part, on our ability to extend our presence in the personal genetics market, provide customers with a high level of service at a competitive price, achieve sufficient sales volume to realize economies of scale, and create innovative new features, products and services to offer to our customers. The growth and expansion of our business and service offerings places a continuous significant strain on our management, operational, and financial resources. We are required to manage multiple relationships with various strategic suppliers, customers, and other third parties, and regulatory agencies and advisors. To effectively manage our growth, we must continue to implement and improve our operational, financial, and management information systems and to expand, train and manage our employee base. We further must continue to work to scale our own operations and our supplier operations to meet increases in demand for our services. In the event of further growth of our operations or in the number of our third-party relationships, our supply, systems, procedures, or internal controls may not be adequate to support our operations, and our management may not be able to manage any such growth effectively.
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
Our business relies on the continual growth of our database of information provided by customers who consent to participate in our research. If the number of our customers consenting to participate in our research programs declines or fails to grow, our research services revenue may be adversely affected, and our database may become less effective in facilitating our ability to create new features, products and services to offer to our customers.
Our business is based on our ongoing analysis of the continually growing quantity of data in our proprietary database of genotypic and phenotypic information provided by customers who have consented to participate in our research programs. If the percentage of our customers that have consented to participate in our research programs were to decline, if consenting customers were to decide to opt out of our research programs, or if PGS customers were to elect to delete their data, such that the size of our research database were to decrease, the utility and value of our database would be adversely affected. While the percentage of our PGS customers who had consented to participate in our research programs remained consistent at 80% as of March 31, 2025 and 2024, we had 14.4 million PGS customers as of March 31, 2025 as compared to 15.1 million as of March 31, 2024, primarily as a result of customers electing to delete their data. Accordingly, we experienced a decrease in the size of our database from fiscal 2024 to fiscal 2025. Since March 31, 2025, we have continued to receive requests from customers to delete their data, and as a result, we had approximately 14.0 million PGS customers as of May 31, 2025. If a significant number of PGS customers continue to elect to delete their data, as a result of the Chapter 11 Cases, the Cyber Incident (as defined below), negative media coverage, the pending Transaction, or otherwise, our business may be adversely affected.
Our business requires us to continue to improve and develop new data mining technologies and innovations in the use of genotypic and phenotypic data.
Our research services business uses our database and data mining tools and technologies to analyze the impacts of genetics on the sources and risks of disease. If we do not continue to improve and develop new data mining technologies and innovations in our use of genotypic and phenotypic data, and to attract and retain skilled scientists to analyze our data, our business would be adversely affected.
Moreover, our research services business may expose us to risks should our services or data not meet customer expectations or the terms of our agreements. Should any customers bring contractual actions or complaints, depending on our agreements with the individual customers, we may have to repeat services, refund fees received, pay damages, or defend against contractual actions.
Media reports have reported on consumer data privacy and security concerns and the use of genetic information accessed from other genetic databases by law enforcement and governmental agencies. These reports may decrease the overall consumer demand for personal genetic products and services, including ours.
We receive a high degree of media coverage. Unfavorable publicity, including with respect to the Company’s bankruptcy filing, or consumer perception of our product and service offerings, or the use of other genetic databases by third parties, including law enforcement, could adversely affect our reputation, resulting in a negative impact on the size of our customer base, the loyalty of our customers, the percentage of our customers that consent to participate in our research program and our ability to attract new customers.

In addition, following the announcement of the Chapter 11 Cases, there was an increase in customer requests to delete their genetic data. The anticipated transfer of genetic information to Regeneron or another buyer as a result of the Transaction or another Asset Sale may lead to a further increase in customers deleting their data.
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
As a result of the Cyber Incident, multiple class action claims were filed against us in state and federal courts. On March 21, 2025, the Company entered into settlements with arbitration claimants represented by Labaton Keller Sucharow LLP, Levi & Korsinsky LLP, and Milberg Coleman Bryson Phillips Grossman PLLC (the “Arbitration Settlement”) and plaintiffs represented by Potter Handy, LLP in actions filed in the Superior Court of the State of California (the “State Court Settlement”) relating to the Cyber Incident. Pursuant to the terms of the Class Action Settlement (as defined in “Note 13, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Form 10-K), the Arbitration Settlement, and the State Court Settlement (collectively, the “Settlements”), the Company has agreed to pay, subject to the satisfaction of certain conditions, an aggregate of $37.5 million to settle claims relating to the Cyber Incident brought on behalf of U.S. customers (who do not opt out). The Settlements represent compromise settlements and shall not be construed as an admission of any liability or obligation whatsoever by any party to any other party or any other person or entity. In the context of the Chapter 11 Cases, the Class Action Settlement, the Arbitration Settlement, and the State Court Settlement constitute executory contracts, and the Company has the option to assume or reject such contracts. As of the date hereof, the Company has not made a determination as to the assumption or rejection of the settlement agreements.
We are also responding to inquiries from various governmental officials and agencies.
We have incurred, and expect to continue to incur, certain expenses in connection with the Cyber Incident and the related litigation. Such costs and impacts may have a material adverse effect on our business, reputation, financial condition, cash flows, and operating results.
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
Any damage to our facilities or the servers we rely on for our database would be costly and could require substantial lead-time to repair or replace. In addition, many of our employees work remotely and would be significantly impacted by any disruption to our servers. Our business and operating results may be harmed due to interruptions caused by events outside of our control, including earthquakes, fires, power loss, and telecommunications failures. In the event of a prolonged disruption, we may lose customers, and we may be unable to regain those customers thereafter. Our insurance may not be sufficient to cover all our potential losses and may not continue to be available to us on acceptable terms, or at all.
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
In addition, global economic conditions and the effect of economic pressures on discretionary consumer spending could continue to have a material adverse effect on our business, results of operations, and financial condition. Macroeconomic pressures in the U.S. and the global economy, such as rising interest rates, inflation, tariffs, and recession fears may reduce discretionary spending. Specifically, economic uncertainty could cause our customers and patients to slow spending on our PGS and telehealth offerings. To the extent purchases of our PGS and telehealth offerings are perceived by customers and patients and potential customers and patients as discretionary, our revenue may be disproportionately affected by delays or reductions in kit purchases and general healthcare spending. Also, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers and patients.
If global economic and financial market conditions deteriorate, the following factors could have a material adverse effect on our business, operating results, and financial condition:
•The success of our operations is dependent on consumer spending, which can be negatively impacted by economic conditions, as well as factors affecting disposable consumer income such as income taxes, payroll taxes, employment, consumer debt, interest rates, tariffs, increases in energy costs, and consumer confidence. Any of these factors could lead to a decrease in consumer spending. Declines in consumer spending have and, in the future, may result in decreased demand for our PGS and telehealth services, increased inventories, lower revenues, higher discounts, pricing pressure, and lower gross margins.

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
Impairment in the value of our intangible assets could have a material adverse effect on our operating results and financial condition.
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
Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of business could result in an impairment of intangible assets and, in turn, a charge to net income.
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
Our strategic restructuring and the associated headcount reduction have significantly changed our business, resulted in significant expenses, may not result in anticipated savings, and has and will continue to disrupt our business.
As previously disclosed, on November 8, 2024, the Board of Directors of the Company approved a reduction in force (the “November 2024 Reduction in Force”), which also included the closure of substantially all operations in our former Therapeutics operating segment (together with the November 2024 Reduction in Force, the “November 2024 Reduction Plan”). The November 2024 Reduction Plan is intended to restructure and strategically align our workforce and organization with our current strategy and to reduce our operating costs. See Note 11, “Restructuring,” for additional details. We may not realize, in full or in part, the anticipated benefits, savings, and improvements in our cost structure from our restructuring efforts, and if we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition will be adversely affected.
Our restructuring efforts could and have resulted in significant write-offs and other charges; for example, during the third quarter of fiscal 2025, we recorded a $10.0 million charge taken to write off the right-of-use assets and leasehold improvements associated with the abandonment of the South San Francisco Facility (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Costs Associated with Exit or Disposal Activities and Cease of Operations of Therapeutics) in connection with the November 2024 Reduction Plan. Additionally, our restructuring efforts may divert management’s attention from our core business operations, have an adverse effect on existing relationships with our third-party business partners, and impact our ability to retain qualified personnel, which may negatively affect our infrastructure and operations or result in a loss of employees and reduced productivity among remaining employees. Further, the November 2024 Reduction Plan may yield unintended consequences, such as attrition beyond our intended workforce reduction, reduced employee morale, loss of customers or partners, and other adverse effects on our business.
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
We will face legal, reputational, and financial risks if we fail to protect our customer data from security breaches or cyberattacks. Changes in laws or regulations relating to privacy or the protection or transfer of data relating to individuals or genetic information, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy or the protection or transfer of data relating to individuals, could adversely affect our business.
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
In addition to HIPAA, numerous other local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Telephone Consumer Protection Act of 1991, or the TCPA, Section 5 of the Federal Trade Commission Act, and California Consumer Privacy Act, as amended by the California Privacy Rights Act (“the CCPA”). Privacy laws similar to the CCPA have been passed in Virginia, Colorado, Utah and Connecticut. These laws, rules, and regulations evolve frequently, and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CCPA, which went into effect on

January 1, 2020, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The effects of this legislation are potentially far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. The CCPA and other changes in laws or regulations relating to privacy, data protection, breach notifications, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
In addition, our business may be impacted if legislation is enacted that restricts the licensing, sale or transfer of genetic information. For example, in March 2025, the federal Genomic Data Protection Act was introduced. The proposed bill applies to “direct-to-consumer genomic testing” companies and would require such companies: (i) to enable a consumer to access their genomic data, delete their genomic data, and destroy their biological sample; (ii) notify consumers about the upcoming purchase or acquisition of the company and remind consumers of their rights to access, delete, and destroy their genomic data and biological sample; and (iii) process deletion requests within 30 days and notify consumers that their request was processed 30 days after the data was deleted. Additionally, the proposed bill stipulates that deidentified data can only be used for medical research in compliance with HIPPA.
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
Despite our efforts to comply with applicable laws, regulations and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our third-party providers on our platform, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of PII or other data relating to our customers and patients, or other individuals, or the perception that any of the foregoing types of failure or compromise have occurred, could damage our reputation, discourage new and existing customers and patients from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition and results of operations.

We have operations abroad where we have limited operating experience, and we may be subject to increased regulatory risks and local competition in the future.
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
Additionally, in September 2020 the United Kingdom Medicines and Healthcare products Regulatory Agency (“MHRA”) originally announced regulations requiring a new United Kingdom Conformity Assessed mark (“UKCA”) applicable to medical devices, including testing products and services like our PGS health reports, to be placed on the market beginning January 1, 2021 or for products already on the market, to be maintained on the market after June 30, 2023 which requires that a Declaration of Conformity be obtained based on technical files for all products to which the UKCA applies. Aspects of the UKCA took effect January 1, 2021 and require that medical devices be registered with MHRA. In addition to registration requirements, manufacturers of medical devices based outside of the U.K., including us, must designate a United Kingdom Responsible Person to maintain documents supporting the UKCA and Declaration of Conformity and respond to inquiries from MHRA. Transitional arrangements apply for CE and UKCA marked devices placed on the Great Britain market. If we are not able to achieve or maintain regulatory compliance, we may not be permitted to market our health reports and/or may be subject to enforcement action by MHRA.
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
The operations of the Affiliated Pharmacies subject us to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution and dispensing of drugs; operation of mail-order pharmacies; licensure of facilities and professionals, including pharmacists, technicians, and other healthcare professionals; packaging, storing, distributing, shipping, and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; the handling, security, diversion control, dispensing, monitoring, and record-keeping of controlled substances, listed chemicals, and scheduled listed chemicals; supply chain security, including requirements related to information exchange, investigations, and reporting; as well as additional requirements of various governmental authorities, including state boards of pharmacy, the U.S. Consumer Product Safety Commission, and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Failure or perceived failure by us or our Affiliated Pharmacies to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties, among other enforcement actions.

State legislative and regulatory changes specific to the area of telehealth or pharmacy law may present the PMCs and/or Affiliated Pharmacies with additional requirements and state compliance costs, which may create additional operational complexity and increase costs.
The PMCs and their providers’ ability to provide telehealth services to patients in a particular jurisdiction is dependent upon the laws that govern the provision of remote care, professional practice standards, and healthcare delivery in general in that jurisdiction. Likewise, the ability of the Affiliated Pharmacies to fulfill prescriptions and distribute pharmaceutical products is dependent upon the laws that govern licensed pharmacies and the fulfillment and distribution of prescription medication and other pharmaceutical products, which include in some cases requirements relating to telehealth and the establishment of an appropriate provider-patient relationship. Laws and regulations governing the provision of telehealth services, and the prescribing, compounding, fulfillment, and/or distribution of pharmaceutical products are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Some states’ regulatory agencies or medical boards may have established rules or interpreted existing rules in a manner that limits or restricts providers’ ability to provide telehealth services or for physicians to supervise nurse practitioners remotely. Additionally, there may be limitations placed on the modality through which telehealth services are delivered or medications are prescribed. For example, some states specifically require synchronous (or “live”) communications and restrict or exclude the use of asynchronous telehealth modalities, which is also known as “store-and-forward” telehealth. However, other states do not distinguish between synchronous and asynchronous telehealth services. Similarly, the FDA as well as some states’ regulatory agencies or pharmacy boards have established rules or interpreted existing rules in a manner that limits or restricts the manner in which prescription medications can be prescribed, dispensed and sold.
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
As part of our telehealth business, third parties may provide patients with compounded medications prescribed by our telehealth providers. If such third parties are not able to provide patients with compounded medications or if such third parties are not able to comply with FDA and state requirements, our telehealth business may be harmed.
Certain drug products that may be prescribed through our telehealth business are compounded drug products, which are subject to state and federal requirements. The exact requirements may differ depending on whether the third-party compounder is considered a 503A compounding pharmacy or a 503B outsourcing facility. State and federal regulators actively enforce these requirements.
Should any third-party compounder fail to comply with state or federal compounding requirements, they may be subject to enforcement actions, and we or they may need to undertake product recalls. Moreover, should compounders fail to meet their quality obligations, patients could be exposed to adverse side effects, which could expose the compounder and us to product liability actions. If the third-party compounders with whom we work are subject to enforcement actions, are not able to compound products in accordance with the applicable quality standards, or are otherwise not able to provide the necessary medications to patients, we may need to form new relationships with alternative compounders. Such relationships may not be available on the same or favorable terms.
It is also possible that, due to changes in the federal list of drug products in shortage or in FDA policies and requirements concerning drug shortages or other compounding requirements, third-party compounders may no longer be permitted to supply certain drug products to patients. For example, the compounders with whom we work previously supplied patients utilizing our telehealth services with compounded semaglutide injection products, a glucagon-like peptide 1 (GLP-1) medication. These products were previously able to be compounded because they appeared on FDA’s drug shortage list. On February 21, 2025, however, FDA determined that the semaglutide injection shortage was resolved. Accordingly, under FDA’s requirements and policies, as of April 22, 2025, 503A pharmacy compounders may no longer, regularly or in inordinate amounts, produce, distribute, or dispense semaglutide injection products that are essentially copies of commercially available drug products. Moreover, as of May 22, 2025, 503B outsourcing facilities may no longer compound, distribute, or dispense semaglutide injection products that are essentially copies of an FDA-approved drug product. This will significantly constrain the ability of third-party compounders to supply compounded semaglutide products to our telehealth patients.
Moreover, it is possible that there may be other actions or changes that may prevent third-party compounders from supplying compounded medications, including semaglutide products. These include the potential future addition of different forms and formulations of semaglutide products to FDA’s list of products that present demonstratable difficulties for compounding. Additionally, branded medications, such as semaglutide, may have intellectual property protections that may also limit the ability of compounders to produce specific products or formulations, and that may subject them or us to patent infringement claims and other litigation. There may also be lawsuits brought by third parties against us or the compounders with whom we work that would prevent the compounding or dispensing of certain compounded products.
Overall, if the third-party compounders that we rely on are not able to meet patient needs it may have an adverse impact on our business.
Congress may provide the U.S. Food and Drug Administration (“FDA”) authority to regulate laboratory-developed tests (“LDTs”), or the FDA may appeal the court’s decision and restore its authority to regulate LDTs, each of which could result in increased costs and the imposition of fines or penalties, and could have a material adverse effect upon our business.
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
Following challenges with passing diagnostics reform legislation, the FDA published a rule on May 6, 2024 that clarified its authority to regulate LDTs as medical devices under the FDCA (rule is set to become effective on July 5, 2024). Accordingly, the result of the rulemaking is that LDTs will need to fully comply with the FDCA and its implementing regulations. The American Clinical Laboratory Association (ACLA) filed a lawsuit against FDA claiming that the rule exceeds the agency’s legal authority to regulate LDTs. On March 31st, 2025, the court ruled in favor of the plaintiffs, its opinion stating that the “FDA lacks the authority to regulate laboratory-developed test services.” This has suspended implementation of the LDT Final Rule and raises doubt as to whether FDA has jurisdiction over LDTs. FDA may appeal the court’s decision. Should FDA appeal the court’s decision and reverse the court’s judgment, we will need to comply with the May 6, 2024 final rule. Not complying with the rulemaking could result in us incurring increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions, and other civil and criminal sanctions, and could impair the development and commercialization of new tests, which could have a material adverse effect on our business, financial condition, and results of operations.
The VALID Act is still pending before the 118th U.S. Congress. Passage of the VALID Act would result in providing FDA authority with regulating LDTs. Should the VALID Act pass, failing to comply with the requirements of the Act and its implementing regulations could result in us incurring increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions, and other civil and criminal sanctions, and could impair the development and commercialization of new tests, which could have a material adverse effect on our business, financial condition, and results of operations.
Although we discontinued our Therapeutics operating segment in November 2024, we may still be subject to ongoing risks relating to its activities.
In November 2024, we discontinued our Therapeutics operating segment, under which we were conducting two clinical trials of potential new drug products, and ceased additional investment in the two clinical trials beyond their respective current stages of development. One clinical trial is completed and closed, whereas there are some limited patients and dosing that is still ongoing in the second clinical trial. For the limited patients and dosing that are ongoing in the second clinical trial and with respect to our open Investigational New Drug Application (IND), we must still abide by all applicable legal and regulatory requirements, including, but not limited to, Institutional Review Board oversight of clinical studies, patient informed consent, compliance with good clinical practices, study monitoring, submission of annual reports, and the reporting of adverse events. To the extent we do not abide by the applicable legal and regulatory requirements, we could face enforcement actions.
Moreover, although discontinued, the Therapeutics operating segment may expose us to continued product liability risks if any subjects in our clinical trials are harmed or otherwise experience any adverse health effects. If we cannot successfully defend ourselves against these claims, we could incur substantial liabilities and may also be exposed to government enforcement actions. Further, even if we are successful in defending any such claim, the defense would require us to devote significant financial and management resources.
Risks Related to Intellectual Property
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
Companies in the genetics, pharmaceutical, medical device, Internet, technology, online payment and non-practicing entities (“NPEs”) industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of IP rights. We have, in the past, received notice from patent holders and other parties alleging that we have infringed their IP rights. As we face increasing competition and become increasingly high profile, the possibility of IP claims against us grows. If our technologies and services may not be able to withstand any third-party claims, we may be subject to litigation on the foregoing. The costs of supporting such litigation are considerable, and there can be no assurances that a favorable outcome will be obtained. We may be required to settle such litigation on terms that are unfavorable to us. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment, which may not be reversible upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party.
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
Changes in either the patent laws or in interpretations of patent laws in the U.S. or other countries or regions may diminish the value of our IP. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. In the U.S., prior to March 16, 2013, assuming that other requirements for patentability were satisfied, the first to invent the claimed invention was entitled to the patent, while outside the U.S., the first to file a patent application was entitled to the patent. On or after March 16, 2013, under the Leahy-Smith America Invents Act (“America Invents Act”), enacted on September 16, 2011, the U.S. transitioned to a first-inventor-to-file system in which, assuming that other requirements are satisfied, the first-inventor-to-file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, a third party that files a patent application in the USPTO before us could be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant of the time from invention to filing of a patent application. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either file any patent application related to our products or services or invent any of the inventions claimed in our or our licensor’s patents or patent applications.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability and some of our patents or patent applications, including licensed patents, may be challenged, in courts or patent offices in the U.S. and abroad. We or our collaborators may be subject to a third-party preissuance submission of prior art to the USPTO or be involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference or other similar proceedings challenging our or our collaborators’ patent rights. An adverse decision in any such submission, proceeding, or litigation could reduce the scope of, or invalidate or render unenforceable, such patent rights, allow third parties to commercialize our technologies and compete directly with us, without payment to us or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Additionally, if we and our licensing partners initiate or become involved in legal proceedings against a third party to enforce a patent covering one of our products or technologies, the defendant could counterclaim that the patent covering our product is invalid or unenforceable. In patent litigation in the U.S., counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including patent eligible subject matter, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. In addition, the U.S. now awards patent priority to the first party to file a patent application, and others may submit patent claims covering our inventions prior to us. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. A successful third-party challenge to our patents could result in the unenforceability or invalidity of such patents, which could have a material adverse impact on our business. Furthermore, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products and services.
We may not be aware of all third-party IP rights potentially relating to our products and services. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until approximately 18 months after the first priority date or, in some cases, not until such patent applications issue as patents. We might not have been the first to make the inventions covered by each of our pending patent applications and we might not have been the first to file patent applications for these inventions. To determine the priority of these inventions, we may have to participate in interference proceedings, derivation proceedings or other post-grant proceedings declared by the USPTO. The outcome of such proceedings is uncertain, and other patent applications may have priority over our patent applications. Such proceedings could also result in substantial costs to us and divert our management’s attention and resources.
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
There is a substantial amount of litigation, both within and outside the U.S., involving patent and other IP rights in, for example, the life sciences, clinical diagnostics and drug discovery industries, including patent infringement lawsuits, declaratory judgment litigation and adversarial proceedings before the USPTO, including pre-AIA interferences, derivation proceedings, ex parte reexaminations, post-grant reviews and inter partes reviews, as well as corresponding proceedings in foreign courts and foreign patent offices.
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
As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. In addition, the Sarbanes-Oxley Act and related rules and regulations require that management report annually on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting.
We may in the future identify internal control deficiencies that could rise to the level of a material weakness or uncover other errors in financial reporting. Notwithstanding our efforts, there can be no assurance that we will be able to successfully remediate any such material weaknesses or errors in financial reporting. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so. If we fail to remediate any future material weaknesses and maintain effective disclosure controls and procedures or internal control over financial reporting, investors may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results, as well as delays or the inability to meet our reporting obligations or to comply with the rules and regulations of the SEC. Any of these could result in investigation and sanctions by regulatory authorities, stockholder investigations and lawsuits, and could adversely affect our business.
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
As of March 31, 2025, we had approximately $1.3 billion of federal net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2026. Realization of any tax benefit from our carryforwards is dependent on our ability to generate future taxable income and the absence of certain “ownership changes” of our Class A common stock. An “ownership change,” as defined in the applicable federal income tax rules, could place significant limitations, on an annual basis, on the amount of our future taxable income that may be offset by our carryforwards. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate our ability to utilize a substantial portion of our carryforwards. We completed a Section 382 study through December 31, 2024 which did not identify any ownership changes which would limit our ability to utilize net operating losses or tax attributes prior to expiration. Further ownership changes subsequent to December 31, 2024 may be identified which could result in limitations to the amount of net operating losses and tax attributes which may be utilized prior to expiration. While we have obtained entry of an order from the Bankruptcy Court limiting certain equity trades which may otherwise trigger an ownership change, we may experience ownership changes in the future.
Accordingly, there can be no assurance that we will be able to utilize our income tax net operating losses carryforwards or other tax attributes to offset future taxable income, even if any such tax attributes survive any Chapter 11 plan.
We have incurred significant losses since inception, we expect to incur losses in the future, and we may not be able to generate sufficient revenue to achieve and maintain profitability.
We have incurred significant losses since our inception. For the fiscal years ended March 31, 2025, 2024, and 2023, we incurred net losses of $280.9 million, $666.7 million, and $311.7 million, respectively. As of March 31, 2025, we had an accumulated deficit of $2.5 billion. We expect to incur substantial operating losses in future periods.
We expect to continue to incur significant expenses and operating losses for the foreseeable future as we continue to enhance our existing consumer products, services and business model, and broaden our customer base. Historically, we have devoted most of our financial resources to the research and development of our PGS, as well as our former Therapeutics business. We may not succeed in increasing our revenues, which historically have been reliant on sales of our PGS, in a manner that will be sufficient to offset these higher expenses. Any failure to increase our revenues as we implement initiatives to grow our business could prevent us from achieving profitability. We cannot be certain that we will be able to achieve profitability on a quarterly or annual basis. If we are unable to address these risks and difficulties as we encounter them, our business, financial condition and results of operations may suffer.
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
We incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. As of March 31, 2025, we had an accumulated deficit of $2.5 billion, and unrestricted cash of $38.2 million. Our operations and ability to develop and execute our business plan, our financial condition, liquidity and our continuation as a going concern are subject to a high degree of risk and there is uncertainty associated with the outcome of the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court and the consummation of the Transaction. Based on such evaluation and management’s current plans, which are subject to change, management believes there is substantial doubt about our ability to continue as a going concern.
Furthermore, the reaction of investors to our potential inability to continue as a going concern could also have a material and adverse impact on the price of our Class A common stock. Additionally, the perception that we may not be able to continue as a going concern may cause prospective partners or collaborators to choose not to conduct business with us due to concerns about our ability to meet our contractual obligations and continue operating our business without interruption.
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
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find these types of provisions to be inapplicable or unenforceable, and if a court were to find our choice of forum provisions inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.
The dual class structure of our common stock may limit stockholders’ ability to influence the outcome of important decisions.
Each share of Class B common stock is entitled to ten votes per share, and each share of Class A common stock is entitled to one vote per share. Consequently, holders of shares of Class B common stock may be able to exert more influence over and/or control matters requiring approval by stockholders, including the election of directors, increasing our authorized capital stock, or a merger or sale of substantially all of our assets.
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
The ultimate effect of the Reverse Stock Split on the market price of our Class A common stock cannot be predicted with any certainty.

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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical information systems. Our cybersecurity risk management program is integrated into our broader Information Security Management System (“ISMS”), which is designed to identify, assess and manage risks across the organization and to enhance our resilience and support the achievement of our strategic security objectives. Our cybersecurity risk management program includes a cybersecurity incident response plan and engagement of third-party cybersecurity experts who assist the organization with preparedness and on an as-needed basis. The audit committee of our board of directors oversees enterprise risk management as an integral and continuous part of its oversight role. Integrated into our overall enterprise risk management framework are processes dedicated to the identification, assessment and management of material risks from cybersecurity threats. Our approach to cybersecurity risk management is both proactive and defensive, and includes the following elements:

•    a team dedicated solely to cybersecurity and managed by our Chief Security Officer (“CSO”), who reports directly to our Chief Executive Officer. The CSO and his team are responsible for leading enterprise-wide cybersecurity strategy, policies, standards, architecture and processes. Our CSO has over 20 years of and cybersecurity and infrastructure experience, including serving as the Chief Information Security Officer (“CISO”) at Calendly, VP of Information Security and CISO at Ripple, and Senior Director of Enterprise Security at Salesforce.
•    a cybersecurity vulnerability assessment process that includes internal testing, as well as engagements with outside security researchers, for identification, evaluation and management of cybersecurity risks. For example, we conduct penetration tests, manage a bug bounty program, conduct table top and run red team/purple team exercises to evaluate the effectiveness of our ISMS and cybersecurity practices.
•    Our CSO and his team are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents in accordance with our defined Privacy and Security Incident Response plan, which is reviewed along with other plans relevant to our cybersecurity risk management on an annual basis.
•    an information technology request review process that includes cybersecurity assessments of third-party products and systems proposed to connect to our information systems environment or access our data.
•    a training program that includes updates on current security topics, including social engineering, phishing, password protection, protecting personal data, appropriate use of assets, and
•    an annual certifications program by an accredited third-party auditor for compliance with ISO/IEC 27001:2013 for an ISMS, ISO/IEC 27701:2019 for a patient information management system, as well as the requirements and control implementation guidance within ISO/IEC 27018:2019 for cloud computing.

Cybersecurity Team and Strategy — The cybersecurity team, led by the CSO, is responsible for managing the day-to-day cybersecurity strategy of the organization, including oversight of our cybersecurity tools and controls to protect company assets. We have implemented an iterative and multi-layered cybersecurity strategy that incorporates both proactive review of the evolving cybersecurity threat landscape and reactive management of cybersecurity threats. Our proactive management of cybersecurity risks includes access limitations, data loss prevention programs, correction of potential cybersecurity risks, and programs for employee education regarding cybersecurity risks. Our reactive management of cybersecurity risks includes continuous logging and alerting, utilization of enterprise cybersecurity technology, and personnel dedicated to incident response.
Third-Party and Vendor Management Review Processes — We have implemented processes to assess cybersecurity controls while on-boarding and managing third-party vendors. Additionally, we have implemented a process for annual review and enforcement of the cybersecurity controls for third-party vendors that provide essential services and/or store data that presents a business risk to us and/or our customers.
Cybersecurity Incident Response Plan — In October 2023, we experienced a cybersecurity incident in which certain information of our users was accessed and downloaded from individual 23andMe.com accounts without the account users’ authorization. Following the Cyber Incident, we implemented changes to our information systems and processes to provide additional protections to our environment, including enhancements to our Security Operations, reset customer passwords, required two-step verification for new and existing customers, enhanced our detection tools and capabilities, and implementation of new tools and processes, among others. However, we continue to face a heightened risk of cybersecurity threats which may materially impact our operations. For more information about our cybersecurity related risks, see “We have experienced a criminal cyber incident and could in the future experience other security breaches, disruption to our business, or reputational harm” in Part 1, Item 1A, Risk Factors of this Form 10-K.
Governance
Board Oversight — Our board of directors has identified the oversight of cybersecurity risks to be one of its priorities, and it receives regular reports from management, including the CSO, on various cybersecurity matters, including the security of the company’s information systems, anticipated sources of future material cyber risks and how management is addressing any significant potential vulnerability. The board’s audit committee reviews our cybersecurity program at least annually and receives regular updates on cybersecurity threats and other matters.
In addition to regular updates to the audit committee, we have protocols by which we escalate certain cybersecurity incidents to the board and the audit committee.
Management Oversight — We have implemented a cross functional ISMS governance committee that drives awareness and alignment across broad governance and stakeholder groups for effective cybersecurity risk management. The CSO and acting Data Privacy Officer (“DPO”) co-chair the ISMS Governance Committee. The ISMS Governance Committee acts in alignment with the Data Protection Governance Committee, another cross-functional governance committee, which provides strategic direction and oversight over the company’s program related to data protection. These governance committees have responsibility for oversight, resource allocation, capabilities and planning. Members of the ISMS committee review newly identified cybersecurity risks, evaluate the appropriate treatments, monitor the on-going status of risk remediation. The CSO and acting DPO regularly report to the audit committee on these matters.
Item 2.    Properties
Our corporate headquarters is located in San Francisco, California, and consists of 386 square feet of office space under a lease that expires on November 30, 2025. We also lease 65,340 square feet of space in South San Francisco, California, 154,987 square feet of office space in Sunnyvale, California and 23,731 square feet of office space in St. Louis, Missouri, under leases that expire on January 31, 2027, July 31, 2031 and June 30, 2026, respectively.
In December 2024, in connection with the November 2024 Reduction Plan, the Company abandoned the lab facility in South San Francisco, California (the “South San Francisco Facility”). Subsequently, in March 2025, in connection with the Chapter 11 Cases, the Company also abandoned the facility in Sunnyvale, California (the “Sunnyvale Facility”). See Note 4, “Discontinued Operations,” and Note 12, “Leases,” for additional details. The leases for the Sunnyvale Facility and the South San Francisco Facility were rejected or are subject to a pending motion to reject pursuant to the Chapter 11 Cases. The final allowed claim amounts related to these lease rejections had not been determined as of the date of this Form 10-K.
We use the St. Louis, Missouri facility for healthcare and pharmacy operations.

Item 3.    Legal Proceedings
For a discussion of our Chapter 11 Cases and legal proceedings, refer to Note 3, “Bankruptcy Proceedings,” and Note 13, “Commitments and Contingencies,” respectively, to our consolidated financial statements included elsewhere in this Form 10-K.
As a result of the Chapter 11 Cases, substantially all proceedings pending against us have been stayed.
Item 4.    Mine Safety Disclosures
Not Applicable.
PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
On March 31, 2025, our Class A common stock began trading on the OTC Pink Market under the symbol “MEHCQ.” Prior to March 31, 2025, our Class A common stock traded on The Nasdaq Capital Market under the symbol “ME.” Refer to Note 3, “Bankruptcy Proceedings,” to our consolidated financial statements for additional information.
Our Class B common stock is not listed on any stock exchange nor traded on any public market.
Holders
As of May 31, 2025, there were 387 holders of record of our Class A common stock and 76 holders of record of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. However, we believe that a substantially greater number of beneficial owners hold shares of Class A common stock through brokers, banks, or other nominees.
Dividends
We have not paid any cash dividends on our Class A common stock as of the date of this Form 10-K. The payment of any cash dividends is within the discretion of our Board and our Board does not currently contemplate declaring any dividends in the foreseeable future.

Stock Performance Graph
The following graph compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the S&P 500 Index, the S&P 500 Health Care Sector Index, and the Russell 2000 Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our Class A common stock and in each index on June 17, 2021, and its relative performance is tracked through March 31, 2025. The returns shown are based on historical results and are not intended to suggest future performance.

$100 Investment
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
6/17/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
23andMe Holding Co. - Share Pricing
S&P 500 Health Care (Sector) (^HCX) - Index Value
S&P 500 (^SPX) - Index Value
Russell 2000 Index (^RUT) - Index Value

Company/Index	6/17/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023	3/31/2024	6/30/2024	9/30/2024	12/31/2024	3/31/2025
23andMe Holding Co.	$100.00	$87.76	$68.02	$50.00	$28.75	$18.62	$21.47	$16.22	$17.12	$13.14	$7.34	$6.86	$3.99	$2.94	$2.61	$1.22	$0.28
S&P 500 Health Care Sector	$100.00	$100.97	$102.00	$113.00	$109.62	$102.72	$97.01	$108.98	$103.84	$106.45	$103.19	$109.32	$118.50	$116.87	$123.48	$110.30	$117.00
S&P 500 Index	$100.00	$101.79	$102.03	$112.89	$107.30	$89.66	$84.93	$90.94	$97.33	$105.41	$101.57	$112.98	$124.46	$129.34	$136.49	$139.31	$132.92
Russell 2000 Index	$100.00	$101.01	$96.37	$98.16	$90.50	$74.67	$72.77	$77.00	$78.80	$82.57	$78.04	$88.62	$92.88	$89.52	$97.49	$97.49	$87.95
Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under Part I, Item 1A. “Risk Factors” or in other parts of this Form 10-K. Unless the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to the “Company,” “23andMe,” “we,” “us,” and “our” refer to 23andMe Holding Co., a Delaware corporation formerly known as VG Acquisition Corp. and its consolidated subsidiaries. References to VG Acquisition Corp. (“VGAC”) refer to the Company prior to the consummation of the business combination.
The following sections discusses our financial condition and results of operations for our fiscal year ended March 31, 2025 (“fiscal 2025”) compared to our fiscal year ended March 31, 2024 (“fiscal 2024”). We have provided an updated discussion regarding our financial condition and results of operations for fiscal 2024 compared to our fiscal year ended March 31, 2023 (“fiscal 2023”) from what was presented in our fiscal 2024 Form 10-K to reflect the impacts of continuing and discontinued operations.

Overview
Our mission is to help people access, understand, and benefit from the human genome. To achieve this, we pioneered direct-to-consumer genetic testing and built the world’s largest crowdsourced platform for genetic research. Our data engine powers our leading direct-to-consumer precision health platform and our genetics-driven research service business.
We are dedicated to empowering customers to optimize their health by providing direct access to their genetic information, personalized reports, actionable insights and digital access to affordable healthcare professionals through our telehealth platform, Lemonaid Health, Inc. (“Lemonaid Health”).
Through direct-to-consumer genetic testing, we give consumers unique, personalized information about their genetic health risks, ancestry, and traits. We were the first company to obtain Food and Drug Administration (“FDA”) authorization for a direct-to-consumer genetic test, and we are the only company to have FDA authorization, clearance, or an exemption from premarket notification for all of the carrier status, genetic health risk, cancer predisposition, and pharmacogenetics reports that we offer to customers. As of March 31, 2025, we had over 65 health and carrier status reports that were available to customers in the U.S.
Through our Lemonaid Health telehealth platform, our ultimate goal is to provide customers access to personalized care based on their unique genetic profile and lifestyle. We currently connect patients to licensed healthcare professionals to provide affordable and direct online access to medical care, from consultation through treatment, for a number of common conditions. When medications are prescribed by Lemonaid Health’s affiliated healthcare professionals, patients can use Lemonaid Health’s online pharmacy for fulfillment. Patients also can access telehealth consultations for certain 23andMe genetic reports through Lemonaid Health.
In November 2023, we launched 23andMe+ Total Health (“Total Health”), our most comprehensive membership providing access to third-party independent clinicians practicing genetics-informed care with a focus on early risk detection and preventative actions. Our Total Health service combines membership and telehealth offerings with the addition of next generation sequencing covering 200x more hereditary disease-causing variants than our PGS reports (50,000+ hereditary disease-causing variants in Total Health exome sequencing compared to 250 health-related variants in our genotyping Carrier Status and Genetic Health Risk reports). Total Health also includes blood testing and access to genetics-based clinical care.
We have built the world’s largest crowdsourced platform for genetic research. The aim of our Research business is to revolutionize research and become the market’s preferred genetic-based research partner by monetizing access to our growing data engine of genetic and phenotypic information provided by our millions of engaged customers. We believe that this platform allows us to accelerate research at an unprecedented scale, enabling us and our partners to discover insights into the origins of diseases and to speed the discovery and development of novel therapies.
We previously operated our business through two reporting segments: (1) Consumer and Research Services; and (2) Therapeutics. As previously disclosed, on November 8, 2024, our Board of Directors approved a reduction in force related to both our former Consumer and Research Services and Therapeutics segments (the “November 2024 Reduction in Force”), which also included the closure of substantially all operations in our Therapeutics operating segment (together with the November 2024 Reduction in Force, the “November 2024 Reduction Plan”). Since the discontinuation of the Therapeutics operating segment in November 2024, we operate our business as one segment. Prior comparative periods have been revised to conform with the current period segment presentation. Unless otherwise noted, management’s discussion and analysis of our results of operations relate to our continuing operations. See Note 2, “Summary of Significant Accounting Policies,” and Note 4, “Discontinued Operations,” to our consolidated financial statements included elsewhere in this Form 10-K for additional details.
Fiscal 2025 Developments and Recent Updates
Voluntary Reorganization under Chapter 11
On March 23, 2025, the Company and certain of our subsidiaries (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Bankruptcy Court”) for the Eastern District of Missouri (the “Chapter 11 Cases”). In addition to the petitions, the Company has filed, among other things, a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases under the caption In re 23andMe Holding Co., et al. Since March 23, 2025, the Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
In order to continue operating in the ordinary course of business, the Debtors filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including the authority to pay employee wages and benefits and compensate certain vendors and suppliers on a go-forward basis. The Debtors also filed a motion seeking approval to reject numerous contracts, including the real estate leases in Sunnyvale and South San Francisco, to reduce the Company’s ongoing operating expenses.
The Debtors also filed a motion seeking authorization to pursue a structured sale of their assets pursuant to a competitive auction and sale process under Section 363 of the Bankruptcy Code. A special committee, formed on March 28, 2024 and composed of independent members of the Board of Directors (the “Special Committee”), engaged Moelis & Company LLC to advise on the Company’s strategic options, including a potential sale of all, substantially all, or a portion of the Debtors’ assets in connection with the Bankruptcy Petitions. Any of those sales would be subject to review and approval by the Bankruptcy Court and compliance with court-approved bidding procedures.
Operating results have been and continue to be negatively impacted as a result of the Chapter 11 Cases, including decreases in revenue and the number of Customers (as defined below).
Planned Sale of Substantially all Assets to Regeneron
On March 28, 2025, the Bankruptcy Court entered an order (the “Bidding Procedures Order”), (i) approving procedures to govern the sale of all or substantially all of the Debtors’ assets (the “Asset Sale”) and (ii) scheduling an auction for the Asset Sale, if necessary. Pursuant to the Bidding Procedures Order, on May 14, 2025 through May 16, 2025, the Debtors conducted an auction for the Asset Sale. At the conclusion of the auction, the Debtors selected (i) Regeneron Pharmaceuticals, Inc., a New York corporation (“Regeneron”), as the successful bidder for the Assets (as defined below) and (ii) TTAM Research Institute, a California nonprofit public benefit corporation (“TTAM”), as the next-highest or otherwise second-best bidder for substantially all of the Debtors’ assets. TTAM is an affiliate of Anne Wojcicki, the Company’s co-founder, former chief executive officer, and current member of the Company’s Board of Directors.
On May 17, 2025, the Debtors and Regeneron entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Regeneron agreed to acquire substantially all of the Debtors’ assets (the “Assets”) excluding the Excluded Assets (as defined in the Asset Purchase Agreement), free and clear of liens, claims, encumbrances, and other interests other than certain permitted encumbrances, to assume certain specified liabilities of the Debtors, and to pay amounts necessary to cure defaults and related losses, if any, under contracts to be assumed and assigned to Regeneron (such assumed liabilities and cure payments, the “Liabilities”). Regeneron will acquire the Assets for a total purchase price of $256.0 million in cash, in addition to the assumption and payment of the Liabilities, subject to the terms and conditions set forth in the Asset Purchase Agreement (such transaction contemplated by the Asset Purchase Agreement, the “Transaction”). In addition, the Debtors have agreed to wind-down the Company’s telehealth services business that provides medical care, pharmacy fulfillment, and the lab and test ordering services operated by Lemonaid Health, Inc. (the “Excluded Business”) as promptly as reasonably practicable following the closing date of the Transaction, subject to and in accordance with the terms of the Asset Purchase Agreement. Excluded Assets comprise primarily of the Excluded Business. The Asset Purchase Agreement remains subject to approval by the Bankruptcy Court, approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and customary closing conditions. A hearing before the Bankruptcy Court to consider approval of the Asset Purchase Agreement and the Transaction is currently scheduled for June 17, 2025. If the Transaction with Regeneron is not consummated, the Debtors will seek authorization of the Bankruptcy Court to consummate the transactions contemplated by the bid of TTAM, which is subject to similar approvals (as applicable). Additionally, the Asset Purchase Agreement contains certain termination rights for Regeneron and the Debtors, including the right to terminate the Asset Purchase Agreement if the closing date for the Transaction has not occurred on or prior to September 1, 2025, if the Bankruptcy Court dismisses or converts the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code before the closing of the Transaction or if the Bankruptcy Court denies approval of the Sale or Sale Order (each as defined in the Asset Purchase Agreement), or to the extent the Debtors’ governing bodies determine that proceeding with the Transaction or not terminating the Asset Purchase Agreement would conflict with their fiduciary duties.
Pursuant to the Asset Purchase Agreement, Regeneron made an earnest deposit of $25.6 million in an escrow account, which amount will either (i) be credited against the purchase price payable at the closing date and released to the Debtors, or (ii) be released to Debtors or Regeneron, in each case, subject to and in accordance with the terms of the Asset Purchase Agreement.

Following the entry into the Asset Purchase Agreement, TTAM submitted a bid with the purchase price of $305.0 million. On June 4, 2025, the Debtors, TTAM and Regeneron agreed to a framework to facilitate another round of bidding, where the starting bid would be TTAM’s purchase price of $305.0 million in cash.
Debtor-in-Possession Facility
In connection with the filing of the Chapter 11 Cases, we entered into a binding term sheet (the “DIP Term Sheet”) with JMB Capital Partners Lending, LLC (“JMB”), pursuant to which, and subject to the satisfaction of certain conditions, including the approval of the Bankruptcy Court, JMB agreed to provide loans under a non-amortizing priming superpriority senior secured term loan credit facility in an aggregate principal amount up to $35.0 million (the “DIP Facility”). On April 28, 2025, the Debtors entered into that certain Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement (as amended from time to time in accordance with its terms, the “DIP Credit Agreement”) with JMB, pursuant to which, and subject to the satisfaction of certain conditions, JMB provided new financing commitments under the DIP Facility. The Company’s entry into the DIP Credit Agreement was approved by the Bankruptcy Court on April 23, 2025. Under the DIP Facility, (i) up to $10.0 million (the “Initial DIP Commitment”) became available following Bankruptcy Court approval of the DIP Credit Agreement on a final basis (the “Final DIP Order”), and (ii) up to $25.0 million (the “Delayed Draw DIP Commitment” and, together with the Initial DIP Commitment, the “DIP Commitments”) became available on May 16, 2025 upon the execution and delivery to JMB of an Acceptable Binding Bid (as defined in the DIP Credit Agreement). The DIP Credit Agreement is secured by substantially all of the assets of the Debtors.
Borrowings under the DIP Facility bear interest at the rate of 14.0%, which, together with certain fees payable in connection with the DIP Facility, are payable in cash. Upon entry of the Final DIP Order, JMB earned an exit fee (the “Exit Fee”) equal to the sum of, without duplication, (i) following entry of the Final DIP Order, 4.0% of the Initial DIP Commitment, and (ii) following the earlier of (x) execution and delivery to JMB of an Acceptable Binding Bid or (y) the announcement of a Successful Bid (as defined in the DIP Credit Agreement), 4.0% of the Delayed Draw DIP Commitment. The Exit Fee shall be due and payable upon the earliest of (i) the scheduled maturity date of September 30, 2025 (the “Scheduled Maturity Date”), (ii) payment in full of the loans, and (iii) on a pro rata basis for any voluntary prepayment of the loans. Prior to entry of the Final DIP Order, in accordance with the Bankruptcy Court’s Approval Order, the Debtors paid to JMB (i) a commitment fee equal to 2.0% of the DIP Commitments and (ii) a work fee equal to $100,000, in each case, in cash.
The DIP Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the Debtors ability to, among other things, incur additional indebtedness, create liens on assets, make investments, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions, use the proceeds of the DIP Facility for any purpose not permitted by the DIP Credit Agreement, and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP Credit Agreement will also terminate and all obligations thereunder will become due on the date that is the earliest of: (i) the Scheduled Maturity Date, (ii) the effective date of any plan of reorganization under Chapter 11 of the Bankruptcy Code for the Company or any other Debtor, (iii) consummation of a sale or other disposition of all or substantially all assets of the Debtors, taken as a whole, under Section 363 of the Bankruptcy Code, (iv) the date of acceleration or termination of the DIP Facility following the occurrence and during the continuation of an Event of Default in accordance with the terms of the DIP Credit Agreement, and (v) dismissal of any Chapter 11 Case or conversion of any Chapter 11 Case into a case under Chapter 7 of the Bankruptcy Code.
On May 5, 2025, the Company received $10.0 million in borrowings under the DIP Facility, which has been or will be used (i) to pay amounts, fees, costs and expenses related to the Chapter 11 Cases or payable under the DIP Credit Agreement and (ii) for working capital and general corporate purposes. On June 5, 2025, the Debtors and JMB executed a second amendment to the DIP Credit Agreement, which, among other things, increased the commitments under the DIP Facility to $60.0 million.
Delisting of Common Stock
On March 24, 2025, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”), notifying us that, in connection with our announcement of the filing of the Bankruptcy Petitions, and in accordance with Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1, the Staff determined to delist our securities from Nasdaq. The Company did not request a hearing before the panel to appeal the Staff's determination. Accordingly, trading of the Company’s Class A common stock was suspended at the opening of business on March 31, 2025, and on June 6, 2025, the Company filed a Form 25 with the Securities and Exchange Commission to remove the Class A common stock from listing and registration on Nasdaq. The delisting will be effective ten days after the filing of the Form 25. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of

1934, as amended, will be effective 90 days after the filing of the Form 25. The Common Stock began trading on the OTC Pink Market on March 31, 2025 under the symbol “MEHCQ.”
Nasdaq Minimum Bid Requirement
On November 10, 2023, we received a deficiency letter from the Staff, notifying us that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1), which requires us to maintain a minimum bid price of at least $1.00 per share for continued listing on The Nasdaq Global Select Market (the “Minimum Bid Requirement”). On October 11, 2024, we filed the Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split at the ratio of one-for-twenty, which became effective on October 16, 2024 (the “Reverse Stock Split”). See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Form 10-K for additional details. Following the effectiveness of the Reverse Stock Split, on October 30, 2024, we received written notice from the Staff informing us that the Company has regained compliance with the Minimum Bid Requirement. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Form 10-K for additional details.
Nasdaq Listing Rule 5605 Corporate Governance Requirements
On September 18, 2024, we received a deficiency letter from the Staff, notifying us that we were not in compliance with Nasdaq Listing Rule 5605 (the “Corporate Governance Requirements”). On October 29, 2024, we announced the appointment of three independent directors to our Board of Directors, each of whom was appointed to the Audit Committee, Compensation Committee, and the Special Committee (the “Special Committee”) of the Board of Directors. On October 30, 2024, we received written notice from the Staff informing us that the Company has regained compliance with the Corporate Governance Requirements. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Form 10-K for additional details.
Settlements Related to the Cyber Incident
On October 10, 2023, we reported that certain information was accessed from individual 23andMe.com accounts without the account users’ authorization (the “Cyber Incident”). As a result of the Cyber Incident, multiple class action claims have been filed against the Company in federal and state courts in California, as well as in other U.S. and international jurisdictions, and individuals have asserted or threatened arbitration claims against the Company. The Company is also responding to inquiries from various governmental officials and agencies.
On March 21, 2025, the Company entered into settlements with arbitration claimants represented by Labaton Keller Sucharow LLP, Levi & Korsinsky LLP, and Milberg Coleman Bryson Phillips Grossman PLLC, (the “Arbitration Settlement”) and plaintiffs represented by Potter Handy, LLP in actions filed in the Superior Court of the State of California (the “State Court Settlement”) relating to the Cyber Incident. Inclusive of the Class Action Settlement (as defined in “Note 13, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Form 10-K), the Arbitration Settlement, and the State Court Settlement (collectively, the “Settlements”), the Company has agreed to pay, subject to the satisfaction of certain conditions, an aggregate of $37.5 million to settle claims relating to the Cyber Incident brought on behalf of U.S. customers (who do not opt out). The Settlements represent compromise settlements and shall not be construed as an admission of any liability or obligation whatsoever by any party to any other party or any other person or entity.
The Settlements have been reclassified as liabilities subject to compromise in accordance with ASC Topic 852, Reorganizations (“ASC 852”) and will be subject to claims resolution in the Bankruptcy Court. The ultimate settlement of these liabilities is subject to the outcome of the Chapter 11 Cases and may be adjusted based on claims allowed by the Bankruptcy Court.
See Note 13, “Commitments and Contingencies — Cyber Incident,” to our consolidated financial statements included elsewhere in this Form 10-K for additional details.
GSK New Data Notification
In September 2024, we and GSK (as defined below) agreed to extend the deadline for the Data Use Notice (as defined below) from September 30, 2024 to October 28, 2024. Revenue attributable to the New Data license was accounted for upon the satisfaction of performance obligations and was recognized upon our receipt of the Data Use Notice from GSK, which occurred on October 28, 2024. See Note 6, “Collaboration,” to our consolidated financial statements included elsewhere in this Form 10-K for additional details.

Costs Associated with Exit or Disposal Activities and Cease of Operations of Therapeutics
In August 2024, our Board of Directors determined that it was in the best interests of us and our stockholders to cease operations of the Therapeutics Discovery portion of our Therapeutics business, effective August 9, 2024. As a result, we terminated 30 employees. Therapeutics Discovery operated within our former Therapeutics segment.
In November 2024, our Board of Directors approved the November 2024 Reduction in Force, which, as previously disclosed, involved 223 employees, representing approximately 40% of our then-workforce, and also included the closure of substantially all operations in our former Therapeutics segment. The November 2024 Reduction Plan was intended to restructure and strategically align our workforce and organization with our current strategy and to reduce our operating costs. The November 2024 Reduction in Force is expected to reduce annualized payroll and benefit expenses by more than $35.0 million. In connection with the November 2024 Reduction Plan, we (i) ceased additional investment in our two clinical trials (23ME-00610 and 23ME-01473) beyond their respective current stages of development in November 2024, and (ii) abandoned our South San Francisco, California lab facility (the “South San Francisco Facility”) in December 2024. We completed the November 2024 Reduction Plan substantially during the three months ended December 31, 2024, with certain affected employees retained through a transition period no later than the end of fiscal 2025. See Note 11, “Restructuring,” to our consolidated financial statements included elsewhere in this Form 10-K for additional details.
Discontinued Operations of the Therapeutics Segment
In accordance with Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements (“ASC 205”), we determined that the closure of substantially all operations in our Therapeutics operating segment in November 2024 represented a strategic shift that will have a major effect on our operations and financial results, thus meeting the criteria to be reported as discontinued operations as of March 31, 2025. Discontinued operations include research and development costs, including lab-related research services, clinical development, and collaboration costs, as well as personnel-related, lease, equipment and depreciation costs associated with the Therapeutics segment. Also included are restructuring costs including cash severance payments, benefits continuation, stock-based compensation, and the South San Francisco Facility exit costs in connection with the November 2024 Reduction Plan.
We will not have any significant continuing involvement in the operations of the Therapeutics operating segment after the disposal transaction. See Note 4, “Discontinued Operations,” to our consolidated financial statements included elsewhere in this Form 10-K for additional details.
Ceased Use of Sunnyvale Facility
In March 2025, in connection with the Chapter 11 Cases, we abandoned our facility in Sunnyvale, California (the “Sunnyvale Facility”), and recorded a lease abandonment charge of $33.9 million to accelerate all amortization of the remaining carrying value of the operating lease right-of-use (“ROU”) asset for the Sunnyvale Facility, and recorded impairment losses of $16.5 million related to leasehold improvements for this facility. See Note 12 “Leases,” for additional details.
Key Factors Affecting Results of Operations
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose known and unknown risks and challenges, including, without limitation, those set forth in Part I, Item 1A, “Risk Factors,” of this Form 10-K.
New Customer and Member Acquisition
PGS. Our ability to attract new customers is a key factor for the future growth of our PGS business and our database. Our historical financial performance has largely been driven by the rate of sales of our PGS kits. Revenue from our PGS business, primarily composed of kit sales, represented approximately 74% and 76% of our total revenue for fiscal 2025 and fiscal 2024, respectively. Kit sales are a source of members to our membership service, which represented approximately 19% and 9% of our total revenue for fiscal 2025 and fiscal 2024, respectively.
We have experienced and expect to continue to experience significant declines in PGS revenues in the near-term as a result of the Chapter 11 Cases, the Cyber Incident, negative media coverage, the pending Transaction, and other general market and economic trends. To grow in the long-term, we continue to evolve our product offerings across kit sales and our membership service, and introduce new products or features that enhance or add value for customers and members.

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
As customers may elect to delete their data at any point in time, the number of customers has and may continue to fluctuate and/or decrease, which in turn will impact both the number of our Consenting Customers (as defined below) and the size of our database. If a significant number of PGS customers continue to elect to delete their data, as a result of the Chapter 11 Cases, the Cyber Incident, negative media coverage, the pending Transaction, or otherwise, our business may be adversely affected.
Telehealth. Our ability to attract new patients and members is a key factor for the growth of our telehealth business. Revenue from our telehealth business represented approximately 14% and 16% of our total revenue for fiscal 2025 and fiscal 2024, respectively. As there are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, competition with respect to our telehealth business continues to intensify.
Engagement of Research Participants
Our ability to conduct research and grow our database of genotypic and phenotypic information depends on our customers’ willingness to consent to participate in our research. As of March 31, 2025, over 80% of our customers had consented to participate in research. These customers permit us to use their de-identified data in our research and many of them regularly respond to our research surveys, providing us with phenotypic data in addition to the genetic data in their DNA samples. We analyze this genotypic and phenotypic data and conduct genome-wide association studies and phenome-wide association studies, which enable us to determine whether particular genetic variants affect the likelihood of individuals developing certain diseases. Our customers can withdraw their consent to participate in research at any time. If a significant number of our customers were to withdraw their consent, or if the percentage or number of Consenting Customers were to decline significantly in the future, our ability to conduct research successfully could be diminished, which could adversely affect our business.
Collaborations
Substantially all of our research services revenues were generated from the original GSK Agreement.
The exclusive target discovery term under the original GSK Agreement expired in July 2023. In October 2023, we entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in our database (the “New Data”), as well as access to certain research services with respect to such New Data in return for a $20.0 million data access fee, which we received during fiscal 2024. The license to the New Data will expire one year from the date GSK provides the Company with a notice that GSK was ready to use the New Data (the “Data Use Notice”), which occurred on October 28, 2024. Accordingly, the license to the New Data will expire on October 28, 2025. See Note 6, “Collaborations,” to our consolidated financial statements for more information regarding the 2023 GSK Amendment. Our ability to enter into new collaboration agreements will affect our research services revenues. If we are unable to enter into additional collaboration agreements, our future research services revenue will decline.
Expansion into New Categories and Customer Retention
We launched our 23andMe+ Premium membership service in October 2020, and through our acquisition of Lemonaid Health, Inc. (“Lemonaid Health”), we began providing access to telehealth services in November 2021. In November 2023, we launched Total Health, our comprehensive ongoing early detection health membership.
Driving future growth would require expansion into new categories and innovative healthcare models. Such opportunities include product enhancements, such as our proprietary polygenic risk scores, new product offerings aimed at extending our personalized and customer-centric philosophy to primary healthcare, and potential additional acquisitions of other consumer-oriented healthcare businesses. Such expansion would allow us to increase the number of engaged customers who purchase additional products and services.
The success of our membership services will depend upon our ability to acquire and retain members over an extended period. Retention of customers will be based on the perceived value of the premium content and features they receive. There is risk related to members cancelling their memberships. If we are unable to provide sufficiently compelling new content and features, members may not renew.
Similarly, the success of our telehealth business is dependent on our ability to attract and retain patients and members, as well as continuing to expand our offering in related products and services categories. Category expansion would allow us to increase the number of patients to whom we can provide products and services. It also would allow us to offer access to treatment of additional conditions that may already affect our current patients. Expanding into new categories would require financial investments in additional headcount, marketing and customer acquisition expenses, additional operational capabilities, and may require the purchase of new inventory. If we expand into new categories and are unable to generate sufficient demand, we may not recover the financial investments we make in new categories and revenue may not increase in the future.

Our Total Health product combines select features and services of our membership and telehealth offerings. As such, the success of the Total Health product will depend on factors similar to those described above.
Growth and Innovation
Our research platform is based on an extensive database of genotypic and phenotypic information. Our database allows us to conduct analyses in a broad-based fashion, by searching for genetic signatures of particular diseases or the likelihood of a particular genetic variant causing disease in a particular individual or group of individuals who share the same trait. We believe that our platform enables us to rapidly and serially conduct studies across an almost unlimited number of conditions at unprecedented statistical power, yielding insights into the causes and potential treatments of a wide variety of diseases.
We believe that our research platform enables the rapid identification of genetically validated drug targets with improved odds of clinical success. With our state-of-the-art bioinformatics capabilities, we analyze the trillions of data points in our database, optimizing the use of our resources to genetically validate drug targets, inform patient selection for clinical trials, and increase the probability of success.
We plan to continue our research and development and marketing efforts to acquire new customers and drive brand awareness, and also expect to continue to incur software development costs as we work to enhance our existing products, expand the depth of our membership services, and design new offerings, including additional primary care offerings. We regularly evaluate our capital allocation approach to make sure that our capital is being used for the highest value-creating activities and in the most efficient manner.
Basis of Presentation - Going Concern
The consolidated financial statements and accompanying notes of the Company included elsewhere in this Form 10-K include the accounts of 23andMe Holding Co. and its consolidated subsidiaries and variable interest entities and were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), assuming that we will continue as a going concern. The going concern assumption contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company’s ability to continue as a going concern.
As discussed above, we determined that the closure of substantially all operations in the Therapeutics operating segment met the criteria for presentation as a discontinued operation. Certain prior period amounts related to discontinued operations, as a result of the closure of substantially all operations in our Therapeutics operating segment, have been reclassified to conform with the current period presentation. As a result, we have retrospectively recast our consolidated balance sheet at March 31, 2024 and consolidated statements of operations and comprehensive loss for the fiscal years ended March 31, 2024 and March 31, 2023 to reflect the assets and liabilities and operating results, respectively, related to the disposed business in discontinued operations. We have chosen not to segregate the cash flows of the disposed business in the consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 4, “Discontinued Operations,” to our consolidated financial statements included elsewhere in this Form 10-K. Unless otherwise noted, management’s discussion and analysis of our results of operations relate to our continuing operations.

General corporate overhead costs historically allocated to the former Therapeutics operating segment that do not meet the requirements to be presented in discontinued operations have been allocated to the continuing operations in accordance with ASC Subtopic 205-20, Presentation of Financial Statements — Discontinued Operations, for the periods presented herein, as the costs were not directly attributable to the discontinued operations of the Therapeutics operating segment. Such allocations include general corporate overhead costs for shared services.
Key Business Metrics
We monitor the following key metrics to help us evaluate our business, identify trends, formulate business plans, and make strategic decisions. We believe that the following metrics are useful in evaluating our business:
•PGS Customers. “Customers” means individuals who have registered a PGS kit and provided their DNA sample. We view Customers as an important metric to assess our financial performance because each Customer has registered a kit and has engaged with us by providing us with their DNA sample. These Customers may be interested in purchasing additional PGS products and services or in becoming members of our 23andMe+ Premium membership service, especially if they consent to participate in our research. We had approximately 14.4 million and 15.1 million Customers as of March 31, 2025 and 2024, respectively, representing an approximate 5% decrease in the number of Customers as of the end of fiscal 2025 as compared to fiscal 2024. As of May 31, 2025, we had approximately 14.0 million customers. As Customers may elect to delete their data at any point in time, the number of Customers has and may continue to fluctuate and/or decrease, which in turn will impact both the number of our Consenting Customers (see below) and the size of our database. If a significant number of Customers continue to elect to delete their data, as a result of the Chapter 11 Cases, the Cyber Incident, negative media coverage, the pending Transaction, or otherwise, our business may be adversely affected.
•Consenting Customers. “Consenting Customers” are Customers who have affirmatively opted in to participate in our research program. Consenting Customers are critical to our research programs and to the continuing growth of our database, which we use to identify drug targets and to generate new and interesting additional ancestry and health reports. Moreover, Consenting Customers respond to our research surveys, providing useful phenotypic data about their traits, habits, and lifestyles, which we analyze using de-identified data to determine whether a genetic variant makes an individual more or less likely to develop certain diseases. A Consenting Customer is likely to be more engaged with our brand, which may lead to the purchase of our 23andMe+ Premium membership service and to participation in further research studies, helping us to advance our research. As of both March 31, 2025 and 2024, over 80% of our Customers were Consenting Customers.
•Members. This metric represents the number of customers who have signed up for our 23andMe+ Premium membership service, which was launched in October 2020. We believe that 23andMe+ Premium, and any other future membership offerings, will position us for future growth, as the membership model, which is annual for 23andMe+ Premium, represents a previously untapped source of recurring revenue. We are continually investing in new reports and features to provide to members as part of the 23andMe+ Premium membership, which we believe will enhance customer lifetime value as customers can make new discoveries about themselves. We believe that this, in turn, will help to scale our customer acquisition costs and create expanding network effects. As of March 31, 2025 and 2024, our 23andMe+ Premium membership base had approximately 564,000 and 562,000 members, respectively. As of May 31, 2025, our 23andMe+ membership base had approximately 527,000 members. If a significant number of PGS members elect to cancel their membership, as a result of the Chapter 11 Cases, the Cyber Incident, negative media coverage, the pending Transaction, or other reasons, our business may be adversely affected.
•Net Loss from Continuing Operations and Adjusted EBITDA from Continuing Operations. Net Loss from Continuing Operations and Adjusted EBITDA from continuing operations, a non-GAAP financial measure, are the measures of profitability reported to our interim Chief Executive Officer (“CEO”), the chief operating decision maker (“CODM”). See “— Adjusted EBITDA from Continuing Operations” below for further details and a reconciliation of Adjusted EBITDA from continuing operations to net loss from continuing operations.

Components of Results of Operations
Revenue
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Our service revenue is composed primarily of sales of PGS kits to customers, 23andMe+ Premium membership and telehealth services, which include online medical visits and memberships, as well as revenues from our research services. Our product revenue is composed primarily of telehealth pharmaceutical sales, as well as a portion of our telehealth membership revenue.
See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Form 10-K for a more detailed discussion of our revenue recognition policies.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of service revenue for PGS primarily consists of cost of raw materials, lab processing fees, personnel-related expenses, including salaries, benefits, and stock-based compensation, shipping and handling, and allocated overhead. Cost of service revenue for telehealth primarily consists of personnel-related expenses as described above that the PMCs incur for medical services and amortization of intangible assets. Cost of product revenue consists of personnel-related expenses, telehealth prescription drug costs, packaging and shipping, and allocated overhead. Cost of revenue for research services primarily consists of personnel-related expenses as described above, and allocated overhead. We expect cost of revenue to fluctuate from period to period in the foreseeable future in absolute dollars but gradually decrease as a percentage of revenue over the long term.
Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the volume of PGS kit sales recognized, the prices we charge for our PGS products and research services, the prices we charge and renewal rates of members within our membership services, the prices we charge for telehealth services (medical visits, pharmacy services, and memberships), the fees we incur for lab processing PGS kits, the costs we incur for medical services and prescription drug costs, the revenues from our collaboration agreements and the personnel costs to fulfill them. We expect our gross margin to increase over the long term as membership revenues become a higher percentage of revenue mix, although our gross margin may fluctuate from period to period. Substantially all our research services revenue in the periods presented prior to July 2023 was derived from the original GSK Agreement. In October 2023, we entered into the 2023 GSK Amendment to provide GSK with a non-exclusive license to certain new, de-identified, aggregated New Data, as well as access to certain of our research services with respect to such New Data. See Note 6, “Collaborations,” to our consolidated financial statements included elsewhere in this Form 10-K for additional information regarding the 2023 GSK Amendment. If we are unable to add new research services agreements, our research services revenue will decline.
Operating Expenses
Our operating expenses primarily consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related expenses, which include salaries, benefits and stock-based compensation, are the most significant component of research and development and general and administrative expenses. Advertising and brand-related spend and personnel-related expenses represent the primary components of sales and marketing expenses. Operating expenses also include allocated overhead costs. Overhead costs that are not substantially dedicated for use by a specific functional group are allocated based on headcount. Allocated overhead costs include shared costs associated with facilities (including rent and utilities) and related personnel, information technology and related personnel, and depreciation of property and equipment. We regularly evaluate our capital allocation approach to make sure our capital is being used for the highest value-creating activities and in the most efficient manner. This may require changes to investment levels, how we operate, or are structured to ensure alignment to business priorities.
Research and Development Expenses
Our research and development expenses support our efforts to add new services and features to our existing services, and to ensure the reliability and scalability of our services. Research and development expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our research and development personnel, collaboration expenses, third-party data services, and allocated overhead. Prior to the November 2024 Reduction Plan, which included the closure of substantially all operations in our former Therapeutics segment, there were preclinical and clinical trial costs, laboratory services and supplies costs included in research and development.
We plan to continue our research and development efforts. Our research and development expenses may fluctuate as a percentage of revenue from period to period due to the timing and amount of these expenses.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of advertising costs, personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our sales and marketing personnel, amortization and impairment of intangible assets, outside services and allocated overhead.
Advertising and brand costs consist primarily of direct expenses related to television, online and radio advertising, including production and branding, paid search, online display advertising, direct mail, affiliate programs, and marketing collateral. Advertising production costs are expensed the first time that the advertising takes place, and all other advertising costs are expensed as incurred. Deferred advertising costs primarily consist of vendor payments made in advance to secure media spots across varying media channels, as well as production costs incurred before the first time the advertising takes place. Deferred advertising costs are expensed on the first date that the advertisements occur.
In addition, sales and marketing costs also include platform fees due to brokers related to our third-party retailers, market research and public relations.
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
We currently experience substantial general and administrative expenses in connection with operating as a public company, including expenses associated with compliance with SEC rules and regulations, and related legal, audit, insurance, investor relations, professional services, and other administrative expenses. In fiscal 2025, we have experienced substantial expenses related to the Settlements and legal fees associated with the Cyber Incident, net of probable insurance recoveries, compensation and recruiting fees related to the recruitment and appointment of three independent directors to our Board of Directors in order to regain compliance with the Nasdaq listing rules, and legal and finance expenses to support the Special Committee and the Chapter 11 Cases.
We anticipate general and administrative expenses will stabilize over the long term and gradually decrease as a percentage of revenue, although it may fluctuate as a percentage of total revenue from period to period due to the timing and amount of these expenses.
Restructuring and Other Charges
Restructuring and other charges consists of costs directly associated with employee-related exit or disposal activities. Such costs include employee severance and termination benefits associated with a reduction in force, including non-cash stock-based compensation, if applicable for the period.
Goodwill Impairment Charge
Goodwill impairment charge included the impairment loss recognized on goodwill. Goodwill was assessed for impairment on an annual basis and whenever events and circumstances indicated that the asset might be impaired at the former Consumer and Research Services reporting segment. We compared the fair value of our former Consumer and Research Services reporting unit to its carrying value. If the carrying value exceeded our former Consumer and Research Services reporting segment’s fair value, we recognized an impairment loss for the amount by which the carrying amount exceeded the former Consumer and Research Services reporting segment’s fair value. This impairment charge was recorded solely during fiscal 2024, and as of March 31, 2024, there was no remaining goodwill balance related to the former Consumer and Research Services reporting segment.
Other Income (Expense)
Other income (expense) includes interest income, net, and other income (expense), net. Interest income, net primarily consists of interest income earned on our cash deposits and cash equivalents. Other income (expense), net primarily consists of interest earned on money market funds prior to March 23, 2025, effects of changes in foreign currency exchange rates, and other non-operating income and expenditures.
Reorganization Items
Reorganization items consist of costs directly incurred in connection with the Chapter 11 Cases. Such costs include attorneys’ and financial advisors’ fees, financing fees related to the DIP Facility, revisions of estimated claims, adjustments to legal contingencies, and other professional fees incurred in connection with the Chapter 11 Cases. We expect to continue to incur significant expenses in connection with the Chapter 11 Cases and certain related transactions, and it is possible that such costs will increase over time, particularly if we incur certain success-related and/or other contingent fees, which could be significant. In addition, the longer the Chapter 11 Cases continue, the higher our expenses for these matters could be. We expect to incur material reorganization expenses in the near term.
Provision for (Benefit from) Income Taxes
Provision for income taxes primarily consists of separate state tax expense generated by one of the variable interest entities. Deferred tax assets are reduced by a valuation allowance to the extent management believes it is not more likely than not to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. Management makes estimates and judgments about future taxable income based on assumptions that are consistent with our plans and estimates.
Net Loss from Discontinued Operations
Net loss from discontinued operations includes the results of our research and development activities related to the former Therapeutics operating segment and restructuring and other charges, including lease abandonment charges, in connection with the discontinuation of the Therapeutics operating segment. Research and development expenses included our efforts to discover and genetically validate new therapeutic product candidates and continue to develop our portfolio of existing therapeutic product candidates, either our own proprietary programs or those in collaboration with partners across our Therapeutics segment. Net loss from discontinued operations does not include any allocation of general corporate overhead costs historically allocated to the former Therapeutics operating segment that do not meet the requirements to be presented in discontinued operations.

Results of Operations
Comparisons for Fiscal 2025 and Fiscal 2024
The following table sets forth our consolidated statements of operations for the fiscal years indicated, and the dollar and percentage change between the two periods:

	Year Ended March 31,		$ Change	% Change
	2025	2024
	(in thousands, except percentages)
Revenue:
Service	167,909	191,816	(23,907)	(12)%
Product	21,987	27,822	(5,835)	(21)%
Total revenue	189,896	219,638	(29,742)	(14)%
Cost of revenue:
Service (1) (2)	78,973	109,105	(30,132)	(28)%
Product (1) (2)	10,919	12,634	(1,715)	(14)%
Total cost of revenue	89,892	121,739	(31,847)	(26)%
Gross profit	100,004	97,899	2,105	2%
Operating expenses:
Research and development (1) (2)	101,590	105,021	(3,431)	(3%)
Sales and marketing (1) (2)	64,345	86,784	(22,439)	(26%)
General and administrative (1) (2)	113,272	131,413	(18,141)	(14%)
Restructuring and other charges (1) (2)	61,437	4,642	56,795	1224%
Goodwill impairment	—	351,744	(351,744)	(100%)
Total operating expenses	340,644	679,604	(338,960)	(50%)
Loss from operations	(240,640)	(581,705)	341,065	(59%)
Other income (expense):
Interest income, net	6,597	14,331	(7,734)	(54%)
Other income (expense), net	1,021	506	515	102%
Loss before income taxes	(233,022)	(566,868)	333,846	(59%)
Reorganization items	2,215	—	2,215	100%
(Benefit from) provision for income taxes	(41)	73	(114)	(156%)
Net loss from continuing operations	$(235,196)	$(566,941)	$331,745	(59%)
Net loss from discontinued operations (3)	$(45,689)	$(99,763)	$54,074	(54%)
Net loss	$(280,885)	$(666,704)	$385,819	(58%)

(1)General corporate overhead costs for shared services historically allocated to the former Therapeutics operating segment that do not meet the requirements to be presented in discontinued operations have been allocated to the continuing operations for the periods presented herein, as the costs were not directly attributable to the discontinued operations of the former Therapeutics operating segment. These costs were $2.4 million and $8.2 million for the fiscal years ended March 31, 2025 and 2024, respectively.
(2)Includes stock-based compensation expense from continuing operations as follows:

	Year Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Cost of service revenue	$2,820	$4,908	$(2,088)	(43%)
Cost of product revenue	1,424	1,683	(259)	(15%)
Research and development	24,804	26,007	(1,203)	(5%)
Sales and marketing	6,502	6,853	(351)	(5%)
General and administrative (a)	21,622	68,416	(46,794)	(68%)
Restructuring and other charges (b)	2,113	631	1,482	235%
Total stock-based compensation expense	$59,285	$108,498	$(49,213)	(45%)
(a)    Includes $32.8 million of stock-based compensation charges related to the termination of two former Lemonaid officers during fiscal 2024.

(b)    In connection with the November 2024 Reduction in Force, there were modifications of equity awards, which included the acceleration of certain non-vested awards. We recorded $2.1 million of stock-based compensation modification expense related to the November 2024 Reduction in Force during fiscal 2025.
(3)Total stock-based compensation expense from discontinued operations was $2.7 million and $11.7 million during fiscal 2025 and fiscal 2024, respectively.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the fiscal years indicated:

	Year Ended March 31,
	2025	2024
Revenue:
Service	88%	87%
Product	12%	13%
Total revenue	100%	100%
Cost of revenue:
Service	42%	50%
Product	6%	5%
Total cost of revenue	48%	55%
Gross profit	52%	45%
Operating expenses:
Research and development	53%	48%
Sales and marketing	34%	40%
General and administrative	60%	60%
Restructuring and other charges	32%	2%
Goodwill impairment	—%	160%
Total operating expenses	179%	310%
Loss from operations	(127%)	(265%)
Other income (expense):
Interest income, net	3%	6%
Other income (expense), net	1%	—%
Loss before income taxes	(123%)	(258%)
Reorganization items	1%	—%
Provision for (benefit from) income taxes	—%	—%
Net loss from continuing operations	(124%)	(258%)
Net loss from discontinued operations	(24)%	(45)%
Net loss	(148)%	(304)%
Revenue
Total revenue decreased by $29.7 million, or 14%, to $189.9 million for fiscal 2025 as compared to $219.6 million for fiscal 2024. The decrease in total revenue was driven by a $23.9 million decrease in service revenue, which included a $43.4 million decrease in PGS kit revenue driven mainly by lower PGS kit sales volume, as well as a lower average selling price due to greater promotions and discounts versus the prior year period. The decrease in service revenue also included a $3.2 million decrease in telehealth services revenue primarily driven by lower medical visits. These decreases in service revenue were partially offset by a $16.7 million increase in PGS membership services revenue. In addition, there was a $6.0 million increase in research services revenue due primarily to the recognition of $19.3 million of non-recurring revenue upon receipt of the Data Use Notice from GSK, representing substantially all remaining revenue associated with the 2023 GSK Amendment (the “Non-Recurring Revenue Recognition”) partially offset by decreases in research services revenue primarily related to the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023. The decrease in total revenue was also driven by a $5.8 million decrease in telehealth tangible product revenue, primarily driven by lower medical visits and pharmacy sales, and partially related to the disposition of Lemonaid Health Limited, compared to the prior year period.
Cost of Revenue, Gross Profit and Gross Margin
Total cost of revenue decreased by $31.8 million, or 26%, to $89.9 million for fiscal 2025 as compared to $121.7 million for fiscal 2024. The cost of service revenue decreased by $30.1 million, primarily driven by a $18.2 million decrease in the PGS cost of revenue primarily due to lower lab processing, shipping and fulfillment, and kit costs due to lower PGS kit sales volume, as well as reduced overhead allocations. In addition, there was a $9.6 million decrease in telehealth service cost of revenue primarily from lower personnel-related expenses and related overhead allocations due to reductions in force and the disposition of Lemonaid Health Limited during the second quarter of fiscal 2024. There was also a decrease of $2.3 million in research service cost of revenue primarily due to the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023. Product cost of revenue decreased due to a $1.7 million reduction in telehealth tangible product cost of revenue primarily from reduced shipping costs due to lower pharmacy sales volume and reductions to overhead allocations resulting from the aforementioned reductions in force.
Our overall gross profit increased by $2.1 million, or 2%, from $97.9 million for fiscal 2024 to $100.0 million for fiscal 2025. The increase in gross profit was primarily driven by an increase of $8.4 million in research service gross profit primarily due to the Non-Recurring Revenue Recognition and to a lesser extent, by an improvement in telehealth service gross profit. These increases were offset by decreases in PGS service and telehealth product gross profit.
Our overall gross margin improved from 45% for fiscal 2024 to 52% for fiscal 2025. The increase in gross margin was primarily due to an increase in research service gross margin due primarily to the Non-Recurring Revenue Recognition.
Gross margin has historically been higher for activities associated with research services than for consumer services.
Research and Development Expenses
The following table sets forth our research and development expenses for the fiscal years indicated, and the dollar and percentage change between the two periods:

	Year Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Personnel-related expenses	$68,838	$71,630	$(2,792)	(4%)
Lab-related research services	2,074	2,167	(93)	(4%)
Depreciation, amortization, equipment, and supplies, net of capitalized internal-use software	3,670	(902)	4,572	(507%)
Facilities, overhead allocations and other	27,008	32,126	(5,118)	(16%)
Total research and development expenses	$101,590	$105,021	$(3,431)	(3%)
Research and development expenses for fiscal 2025 decreased to $101.6 million, as compared to $105.0 million for fiscal 2024. The $3.4 million, or 3%, decrease was primarily attributable to a $2.8 million decrease in personnel-related expenses, including non-cash stock-based compensation expense, primarily due to a decrease in headcount related to the November 2024 Reduction in Force. In addition, there was a $5.1 million decrease in facilities, overhead allocations and other expenses, primarily due to a reduction in overhead allocations resulting from the aforementioned reductions in force. These decreases were partially offset by a $4.6 million increase in depreciation, amortization, equipment and supplies, net of capitalized internal use software, primarily related to fewer internal use software project hours, resulting in less capitalized development expense during fiscal 2025, as well as an increase in software subscription expenses.

Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses for the fiscal years indicated, and the dollar and percentage change between the two periods:

	Year Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Advertising and brand	$27,994	$45,627	$(17,633)	(39%)
Personnel-related expenses	19,050	18,557	493	3%
Intangibles amortization and impairment, depreciation, equipment, and supplies	5,309	9,628	(4,319)	(45%)
Facilities, overhead allocations and other	11,992	12,972	(980)	(8%)
Total sales and marketing expenses	$64,345	$86,784	$(22,439)	(26%)
Sales and marketing expenses for fiscal 2025 decreased to $64.3 million, as compared to $86.8 million for fiscal 2024. The decrease of $22.4 million, or 26%, was primarily driven by a $17.6 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending. There was also a decrease of $4.3 million in intangible asset amortization and impairment, depreciation, equipment, and supplies primarily due to customer relationships being fully amortized within intangible assets in the second quarter of fiscal 2024.
General and Administrative Expenses
Total general and administrative expenses for fiscal 2025 decreased by $18.1 million, or 14%, to $113.3 million, as compared to $131.4 million for fiscal 2024. The decrease was primarily due to a $50.3 million reduction in personnel-related expenses, mostly related to non-cash stock-based compensation, of which $32.8 million was related to charges taken during fiscal 2024 due to the departure of two former Lemonaid officers; the remainder of the decrease was related to reductions in force. See Note 15, “Equity Incentive Plans and Stock-Based Compensation,” to our consolidated financial statements for details. In addition, there was a decrease of $4.4 million in overhead allocations due to reductions in force, business insurance and other expenses. These decreases were partially offset by a $36.6 million increase in outside services expenses primarily due to the accrual of an additional loss contingency and legal fees associated with the Cyber Incident, net of probable insurance recoveries, compensation and recruiting fees related to the recruitment and appointment of three independent directors to our Board of Directors in order to regain compliance with the Nasdaq listing rules, and legal and finance expenses to support the Special Committee and the Chapter 11 Cases.
Restructuring and Other Charges
Restructuring and other charges for fiscal 2025 increased significantly by $56.8 million, to $61.4 million, as compared to $4.6 million for fiscal 2024. There was a $50.5 million charge taken to write off the ROU assets and leasehold improvements associated with the abandonment of the Sunnyvale Facility. See Note 12, “Leases,” to our consolidated financial statements for details. The charges for fiscal 2025 also included $10.9 million of employee severance and termination benefits related to the November 2024 Reduction in Force, of which $2.1 million was non-cash stock-based compensation expense. See Note 11, “Restructuring,” to our consolidated financial statements for details. In addition,
For fiscal 2024, the charges consisted of $4.6 million of employee severance and termination benefits related to the prior year reductions in force, of which $0.6 million was non-cash stock-based compensation expense. See Note 11, “Restructuring,” to our consolidated financial statements for details.
Goodwill Impairment
During fiscal 2024, we recognized impairment charges representing the entire goodwill balance totaling $351.7 million, as the carrying value of our former Consumer and Research Services reporting unit exceeded its fair value. See

Note 9, “Fair Value Measurements — Nonrecurring Fair Value Measurements,” to our consolidated financial statements for details. There were no goodwill impairment charges during fiscal 2025.
Interest Income, net
Interest income, net decreased by $7.7 million, or 54%, to $6.6 million for fiscal 2025 from $14.3 million for fiscal 2024 primarily due to a decrease in the cash equivalents balance held in money market funds.
Reorganization Items
Reorganization items of $2.2 million for fiscal 2025 primarily consisted of attorneys’ and financial advisors’ fees related to the Chapter 11 Cases and financing fees related to the DIP Facility, which were incurred after the filing of the Bankruptcy Petitions. There were no comparable amounts for fiscal 2024.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes was immaterial for fiscal 2025 and fiscal 2024.
Net Loss from Discontinued Operations
Net loss from discontinued operations was primarily attributable to the discontinuation of the former Therapeutics operating segment in connection with the November 2024 Reduction Plan. The following table summarizes the operating results of the discontinued operations:

	Year Ended
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	31,611	96,037	(64,426)	(67)%
Restructuring and other charges	14,078	3,726	10,352	278%
Total operating expenses	45,689	99,763	(54,074)	(54)%
Net loss from discontinued operations	(45,689)	(99,763)	54,074	(54)%
Net loss from discontinued operations for fiscal 2025 decreased by $54.1 million, or 54%, to $45.7 million, as compared to $99.8 million for fiscal 2024. The decrease was due to a $64.4 million decrease in research and development expenses due to a $25.5 million decrease in personnel-expenses, including non-cash stock-based compensation and overhead allocations, associated with reduced headcount from reductions in force, and a $31.1 million decrease in lab-related research services related to our former proprietary and collaboration therapeutics programs. Within research and development, there was also a decrease of $3.6 million in deprecation and equipment expense primarily due to a decrease in lab equipment and software expenses, as well as a decrease of $1.9 million in facilities expenses and $1.8 million of outside services expenses, due to the ceasing of therapeutics development activities in fiscal 2025. In addition, there was a $10.4 million increase in restructuring and other charges, which related primarily to a $10.0 million charge taken to write off the ROU assets and leasehold improvements associated with the abandonment of the South San Francisco Facility.

Comparisons for Fiscal 2024 and Fiscal 2023
As noted above, we are providing a comparison of fiscal 2024 and fiscal 2023, as certain financial results previously provided in our fiscal 2024 Form 10-K have been recast to reflect the impacts of continuing and discontinued operations. The following table sets forth our consolidated statements of operations for the fiscal years indicated, and the dollar and percentage change between the two periods:

	Year Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Revenue:
Service	$191,816	$265,840	$(74,024)	(28%)
Product	27,822	33,649	(5,827)	(17%)
Total revenue	219,638	299,489	(79,851)	(27%)
Cost of revenue:
Service (1) (2)	109,105	152,265	(43,160)	(28%)
Product (1) (2)	12,634	14,939	(2,305)	(15%)
Total cost of revenue	121,739	167,204	(45,465)	(27%)
Gross profit	97,899	132,285	(34,386)	(26%)
Operating expenses:
Research and development (1) (2)	105,021	115,993	(10,972)	(9%)
Sales and marketing (1) (2)	86,784	121,287	(34,503)	(28%)
General and administrative (1) (2)	131,413	118,076	13,337	11%
Restructuring and other charges (1) (2)	4,642	—	4,642	100%
Goodwill impairment	351,744	—	351,744	100%
Total operating expenses	679,604	355,356	324,248	91%
Loss from operations	(581,705)	(223,071)	(358,634)	161%
Other income (expense):
Interest income, net	14,331	9,676	4,655	48%
Other income (expense), net	506	(71)	577	(813%)
Loss before income taxes	(566,868)	(213,466)	(353,402)	166%
Provision for (benefit from) income taxes	73	(2,772)	2,845	(103%)
Net loss from continuing operations	$(566,941)	$(210,694)	$(356,247)	169%
Net loss from discontinued operations (3)	(99,763)	(100,962)	1,199	(1%)
Net loss	$(666,704)	$(311,656)	$(355,048)	114%
(1)General corporate overhead costs for shared services historically allocated to the former Therapeutics operating segment that do not meet the requirements to be presented in discontinued operations have been allocated to the continuing operations for the periods presented herein, as the costs were not directly attributable to the discontinued operations of the former Therapeutics operating segment. These costs were $8.2 million and $10.2 million for the fiscal years ended March 31, 2024 and 2023, respectively.
(2)Includes stock-based compensation expense from continuing operations as follows:

	Year Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Cost of service revenue	$4,908	$9,513	$(4,605)	(48%)
Cost of product revenue	1,683	1,917	(234)	(12%)
Research and development	26,007	31,377	(5,370)	(17%)
Sales and marketing	6,853	8,976	(2,123)	(24%)
General and administrative (a)	68,416	48,198	20,218	42%
Restructuring and other charges	631	—	631	100%
Total stock-based compensation expense	$108,498	$99,981	$8,517	9%
(a)    Includes $32.8 million of stock-based compensation charges related to the termination of two former Lemonaid officers during fiscal 2024.
(3)Total stock-based compensation expense from discontinued operations was $11.7 million and $16.0 million for fiscal 2024 and fiscal 2023, respectively.

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the fiscal years indicated:

	Year Ended March 31,
	2024	2023
Revenue:
Service	87%	89%
Product	13%	11%
Total revenue	100%	100%
Cost of revenue:
Service	50%	51%
Product	5%	5%
Total cost of revenue	55%	56%
Gross profit	45%	44%
Operating expenses:
Research and development	48%	39%
Sales and marketing	40%	40%
General and administrative	60%	39%
Restructuring and other charges	2%	—%
Goodwill impairment	160%	—%
Total operating expenses	310%	118%
Loss from operations	(265%)	(74%)
Other income (expense):
Interest income, net	6%	3%
Other income (expense), net	—%	—%
Loss before income taxes	(258%)	(71%)
Provision for (benefit from) income taxes	—%	(1%)
Net loss from continuing operations	(258%)	(70%)
Net loss from discontinued operations	(45%)	(34%)
Net loss	(304%)	(104%)
Revenue
Total revenue decreased by $79.9 million, or 27%, to $219.6 million for fiscal 2024 compared to $299.5 million for fiscal 2023. The decrease was due primarily to a decrease in service revenue of $74.0 million, which included a decrease of $40.5 million in PGS kit revenue driven mainly by lower PGS kit sales volume, partially offset by a slightly higher average selling price due to favorable price realization versus the prior year. The decrease in service revenue was also driven by a $35.0 million decrease in research service revenue, primarily attributable to a decrease of $35.6 million related to the original GSK Agreement due to approximately four months of original GSK Agreement revenue in fiscal 2024, as the exclusive target discovery term of the original GSK Agreement terminated in July 2023, compared to a full year of revenue in fiscal 2023. This decrease was partially offset by a $0.6 million increase in revenue under other research service contracts with third parties. Also contributing to the decrease in service revenue was a $4.4 million decrease in telehealth service revenue due to fewer medical visits. These decreases in service revenue were partially offset by a $5.8 million increase in PGS membership service revenue. Total revenue also decreased due to a $5.8 million decrease in telehealth tangible product revenue primarily due to fewer medical visits and lower pharmacy sales compared to the prior year.
Cost of Revenue, Gross Profit and Gross Margin
Total cost of revenue decreased by $45.5 million, or 27%, to $121.7 million for fiscal 2024 compared to $167.2 million for fiscal 2023. Service cost of revenue decreased by $43.2 million, primarily driven by a decrease in the cost of revenue for PGS of $23.4 million primarily due to lower lab supplies, shipping and fulfillment, lab processing, and PGS kit costs due to lower PGS kit sales volume, as well as a decrease in overhead allocations and depreciation and equipment expenses. In addition, there was an $11.3 million reduction in telehealth service cost of revenue primarily from lower personnel-related expenses and its share of related overhead allocations following the disposition of Lemonaid Health Limited during the second quarter of fiscal 2024, as well as lower outside services expenses. Service cost of revenue also decreased due to an $8.5 million reduction in research service cost of revenue primarily due to lower project hours incurred related to the original GSK Agreement, the exclusive target discovery term of which terminated in July 2023. Product cost of revenue decreased due to a $2.3 million reduction in telehealth tangible product cost of revenue primarily from lower shipping costs due to lower sales volume.
Our overall gross profit decreased by $34.4 million, or 26%, to $97.9 million for fiscal 2024 from $132.3 million for fiscal 2023. The decrease in gross profit was primarily due to a decrease in research service gross profit of $26.5 million as a result of the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023. There was also a decrease in gross profit of $7.9 million due to decreases in PGS kit sales volume and telehealth pharmacy product sales volume, which were partially offset by positive contributions to gross profit from telehealth services and PGS membership services.
Our overall gross margin improved from 44% for fiscal 2023 to 45% for fiscal 2024. There was improvement in gross margin for services due to continued growth of our PGS membership services, a slightly higher average selling price on PGS kits, and a decrease in telehealth service cost of revenue following the June 2023 reduction in force and the disposition of Lemonaid Health Limited. This increase in gross margin was mostly offset by a decrease in research service gross margin due to the conclusion of the exclusive target discovery term of the original GSK Agreement in July 2023.
Gross margin has historically been higher for activities associated with research services than for consumer services.
Research and Development Expenses
The following table sets forth our research and development expenses for the fiscal years indicated, and the dollar and percentage change between the two periods:

	Year Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Personnel-related expenses	$71,630	$80,758	$(9,128)	(11%)
Lab-related research services	2,167	1,777	390	22%
Depreciation, amortization, equipment, and supplies, net of capitalized internal-use software	(902)	(243)	(659)	271%
Facilities, overhead allocations and other	32,126	33,701	(1,575)	(5%)
Total research and development expenses	$105,021	$115,993	$(10,972)	(9%)
Research and development expenses for fiscal 2024 were $105.0 million, as compared to $116.0 million for fiscal 2023. The $11.0 million, or 9%, decrease was primarily attributable to a $9.1 million decrease in personnel-related expenses, including a decrease in non-cash stock-based compensation expense, primarily due to reductions in force, as well as a decrease in the 23andMe Second Amended and Restated Annual Incentive Plan (the “AIP”) fiscal 2024 achievement, compared to fiscal 2023. In addition, there was a $1.6 million decrease in facilities, overhead allocations and other expenses, due primarily to a reduction in overhead allocations resulting from the reductions in force.

Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses for the fiscal years indicated, and the dollar and percentage change between the two periods:

	Year Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Advertising and brand	$45,627	$61,281	$(15,654)	(26%)
Personnel-related expenses	18,557	21,494	(2,937)	(14%)
Intangibles amortization and impairment, depreciation, equipment, and supplies	9,628	24,759	(15,131)	(61%)
Facilities, overhead allocations and other	12,972	13,753	(781)	(6%)
Total sales and marketing expenses	$86,784	$121,287	$(34,503)	(28%)
Sales and marketing expenses for fiscal 2024 were $86.8 million, as compared to $121.3 million for fiscal 2023. The decrease of $34.5 million, or 28%, was primarily driven by a $15.7 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending. There was also a decrease of $15.1 million in intangible asset amortization and impairment, depreciation, equipment, and supplies, which included a $10.0 million write-off of the U.K. partnership asset in fiscal 2023 that was acquired as part of the Lemonaid Acquisition. In addition, there was a $2.9 million decrease in personnel-related expenses, including a decrease in non-cash stock-based compensation expense, primarily due to a modification charge during fiscal 2023, as well as a decrease in the AIP fiscal 2024 achievement compared to fiscal 2023.
General and Administrative Expenses
General and administrative expenses increased by $13.3 million, or 11%, from $118.1 million in fiscal 2023 to $131.4 million in fiscal 2024. The increase in general and administrative expenses was primarily due to $32.8 million of non-cash stock-based compensation charges as a result of the departure of two former Lemonaid officers. See Note 15, “Equity Incentive Plans and Stock-Based Compensation,” to our consolidated financial statements for details. These charges were offset by a $12.7 million decrease in payroll-related expenses, primarily due to a decrease in other stock-based compensation, due to reductions in force and a decrease in the AIP fiscal 2024 achievement compared to fiscal 2023. In addition, there was a $3.3 million decrease in insurance premiums, a $2.3 million reduction in overhead allocations resulting from the reductions in force, and a $1.2 million decrease in outside services and other expenses.
Restructuring and Other Charges
Restructuring and other charges for fiscal 2024 were $4.6 million, which consisted primarily of employee severance and termination benefits related to the reductions in force in fiscal 2024, of which $0.6 million was non-cash stock-based compensation expense. See Note 11, “Restructuring,” to our consolidated financial statements for details.
There were no restructuring and other charges incurred during fiscal 2023.
Goodwill Impairment
We recognized goodwill impairment charges totaling $351.7 million during fiscal 2024 as the carrying value of our former Consumer and Research Services reporting unit exceeded its fair value. We did not have any goodwill impairment charges during fiscal 2023. See Note 9, “Fair Value Measurements,” to our consolidated financial statements for details.
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
Net Loss from Discontinued Operations
Net loss from discontinued operations was primarily attributable to the discontinuation of the former Therapeutics operating segment in connection with the November 2024 Reduction Plan. The following table summarizes the operating results of the discontinued operations:

	Year Ended
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	96,037	100,962	(4,925)	(5%)
Restructuring and other charges	3,726	—	3,726	100%
Total operating expenses	99,763	100,962	(1,199)	(1%)
Net loss from discontinued operations	(99,763)	(100,962)	1,199	(1%)
Net loss from discontinued operations for fiscal 2024 decreased by $1.2 million, or 1%, to $99.8 million as compared to $101.0 million for fiscal 2023. The decrease was due to a $4.9 million decrease in research and development expenses due to a $7.2 million decrease in personnel-expenses, including non-cash stock-based compensation and overhead allocations, associated with reduced headcount from reductions in force in fiscal 2024. This decrease in research and development was partially offset by a $1.4 million increase in lab-related research services related to our former proprietary and collaboration therapeutics programs and a $1.3 million increase in outside services expenses. In addition, there was a $3.7 million increase in restructuring and other charges, which related primarily to employee severance and termination benefits associated with reductions in force in fiscal 2024.
Adjusted EBITDA from Continuing Operations
We evaluate the performance of our business based on Adjusted EBITDA from continuing operations, which is a non-GAAP financial measure that we define as net income (loss) from continuing operations before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: goodwill impairment, litigation settlements, gains or losses on dispositions of subsidiaries, write off of ROU and leasehold improvement assets related to lease abandonment, reorganization items related to the Chapter 11 Cases, and Cyber Incident expenses, net of probable insurance recoveries, if applicable for the periods presented. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.
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

Comparisons for Fiscal 2025 and Fiscal 2024
The following tables reconcile net loss from continuing operations to Adjusted EBITDA from continuing operations for the fiscal years indicated:

	Year Ended March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations:
Net loss from continuing operations	$(235,196)	$(566,941)	$331,745	(59)%
Adjustments:
Interest income, net	(6,597)	(14,331)	7,734	(54)%
Other (income) expense, net	(1,021)	(506)	(515)	102%
Provision for (benefit from) income taxes	(41)	73	(114)	(156)%
Depreciation, amortization and impairment (6)	31,422	14,898	16,524	111%
ROU asset impairment (4)	33,403	—	33,403	100%
Amortization of acquired intangible assets	7,103	11,448	(4,345)	(38)%
Stock-based compensation expense (5)	53,985	108,499	(54,514)	(50)%
Loss on disposition of Lemonaid Health and transaction-related costs (1)	—	2,375	(2,375)	(100)%
Litigation settlement cost	—	98	(98)	(100)%
Goodwill impairment (2)	—	351,744	(351,744)	(100)%
Cyber Incident expenses, net of probable insurance recoveries (3)	21,386	1,765	19,621	1112%
Reorganization items	2,215	—	2,215	100%
Total Adjusted EBITDA from continuing operations	$(93,341)	$(90,878)	$(2,463)	3%
(1)Refer to Note 19, “Disposition of Subsidiary,” for additional information.
(2)Refer to Note 9, “Fair Value Measurements - Nonrecurring Fair Value Measurements,” for additional information.
(3)Refer to Note 13, “Commitments and Contingencies — Cyber Incident,” for additional information.
(4)Refer to Note 12, “Leases,” for additional information.
(5)Stock-based compensation expense does not include $5.3 million of stock-based compensation related to the fiscal 2025 AIP expected to be settled in cash. Refer to Note 15, “Equity Incentive Plans and Stock-Based Compensation,” for additional information.
(6)Related to property and equipment, and capitalized internal-use software, and includes $16.5 million of leasehold improvement impairment in fiscal 2025 due to the abandonment of the Sunnyvale Facility. Refer to Note 12, “Leases,” for additional information.
Adjusted EBITDA from continuing operations decreased by $2.5 million, or 3%, for fiscal 2025, as compared to fiscal 2024, primarily due to a decrease in revenue of $29.7 million, or 14%, partially offset by a decrease in expenses of $27.3 million, or 9%.
See “Results of Operations - Revenue” above for continuing operations revenue variance explanations for fiscal 2025 compared to fiscal 2024, including the Non-Recurring Revenue Recognition.
Expenses decreased for fiscal 2025 compared to fiscal 2024 primarily due to a $16.5 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending, a $11.4 million decrease in personnel-related expenses due to reductions in force, an $15.5 million decrease in shipping and fulfillment, lab supplies and processing, and kit costs due to lower PGS kit sales volume, a $1.4 million decrease in equipment and supplies due to a decrease in software subscription expenses, a $1.1 million decrease in operations expenses, primarily due to a decrease in credit card processing fees, and a $1.2 million decrease in other expenses. These decreases were partially offset by a $17.3 million increase in outside services primarily due to compensation and recruiting fees related to the recruitment and appointment of three independent directors to our Board of Directors in order to regain compliance with the Nasdaq listing rules, legal and finance costs incurred to support the Special Committee and the Chapter 11 Cases, as well as a $2.5 million increase in expenses due to a decrease in internal use software project hours capitalized in development.
Comparisons for Fiscal 2024 and Fiscal 2023
The following tables reconcile net loss from continuing operations to Adjusted EBITDA from continuing operations for the fiscal years indicated:

	Year Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations:
Net loss from continuing operations	$(566,941)	$(210,694)	$(356,247)	169%
Adjustments:
Interest income, net	(14,331)	(9,676)	(4,655)	48%
Other (income) expense, net	(506)	71	(577)	(813)%
Provision for (benefit from) income taxes	73	(2,772)	2,845	(103)%
Depreciation, amortization and impairment (4)	14,898	16,308	(1,410)	(9)%
Amortization of acquired intangible assets	11,448	16,486	(5,038)	(31)%
Impairment of acquired intangible assets (2)	—	9,968	(9,968)	(100)%
Stock-based compensation expense	108,499	99,994	8,505	9%
Loss on disposition of Lemonaid Health and transaction-related costs (1)	2,375	—	2,375	100%
Litigation settlement cost	98	—	98	100%
Goodwill impairment (2)	351,744	—	351,744	100%
Cyber Incident expenses, net of probable insurance recoveries (3)	1,765	—	1,765	100%
Total Adjusted EBITDA from continuing operations	$(90,878)	$(80,315)	$(10,563)	13%
(1)Refer to Note 19, “Disposition of Subsidiary,” for additional information.
(2)Refer to Note 9, “Fair Value Measurements - Nonrecurring Fair Value Measurements,” for additional information.
(3)Refer to Note 13, “Commitments and Contingencies — Cyber Incident,” for additional information.
(4)Related to property and equipment and capitalized internal-use software.
Adjusted EBITDA from continuing operations decreased by $10.6 million, or 13%, for fiscal 2024, as compared to fiscal 2023, primarily due to a decrease in revenue of $79.9 million, or 27%, partially offset by a decrease in expenses of $69.3 million or 18%.
See “Results of Operations - Revenue” above for continuing operations revenue variance explanations for fiscal 2024 compared to fiscal 2023.
Expenses decreased in fiscal 2024 compared to fiscal 2023, primarily due to a $21.8 million decrease in shipping and fulfillment, lab supplies and processing, and kit costs due to lower PGS kit sales volume, a $15.7 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending, a $15.6 million decrease in personnel-related expenses due to reductions in force and the disposition of Lemonaid Health Limited, a $6.8 million decrease in outside services expense due to a decrease in consulting fees, a $4.6 million decrease in operations expenses, including a decrease in business insurance premiums, a $1.6 million decrease in facilities expenses mainly due to property tax refunds, a $1.3 million decrease in expenses due to an increase in internal use software project hours in development and a $1.9 million decrease in other expenses.

Liquidity, Capital Resources and Going Concern
We have financed our operations primarily through sales of equity securities and sales of PGS, telehealth, and research services. On June 16, 2021, VGAC and a wholly-owned direct subsidiary of VGAC, consummated a merger with 23andMe, Inc. (the “Merger”), and certain investors purchased an aggregate of 1,250,000 shares of Class A common stock for aggregate gross proceeds of $250.0 million (the “PIPE Investment”). As a result we received gross proceeds of $309.7 million from the Merger and $250.0 million from the PIPE Investment in connection with the Merger. Our primary requirements for liquidity and capital are to fund operating needs and finance working capital, capital expenditures, and general corporate purposes.

As of March 31, 2025, we had unrestricted cash of $38.2 million for working capital purposes. We have incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $2.5 billion as of March 31, 2025. On May 5, 2025, we received $10.0 million in borrowings under the DIP Facility, which has been or will be used (i) to pay amounts, fees, costs and expenses related to the Chapter 11 Cases or payable under the DIP Credit Agreement and (ii) for working capital and general corporate purposes. For additional information on the DIP Facility, see Note 4, “Bankruptcy,” and Note 21, “Subsequent Events,” in the accompanying consolidated financial statements.
As a result of our financial condition and the risks and uncertainties surrounding the Chapter 11 Cases and the pending Transaction, substantial doubt exists that we will be able to continue as a going concern for one year from the issuance date of these consolidated financial statements. The consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Our liquidity requirements and the availability of adequate capital resources are difficult to predict at this time. As a result of the Chapter 11 Cases, we have incurred, and continue to incur, material reorganization expenses. Our ability to continue as a going concern is contingent upon our ability to successfully implement a plan of reorganization in the Chapter 11 Cases, among other factors. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern or as a consequence of the Chapter 11 Cases or the pending Transaction. See Note 3, “Bankruptcy Proceedings,” in the accompanying consolidated financial statements for additional information.
For example, our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. Such adjustments could be material. See Note 2, “Summary of Significant Accounting Policies - Liquidity and Going Concern,” in the accompanying consolidated financial statements for additional details.

To improve our financial condition and liquidity position, we have implemented cost-cutting measures, including reducing operating expenses, negotiating terminations of our long-term real estate leases, and entering into the Settlements with respect to the Cyber Incident, as well as attempting to resolve non-U.S. litigation and ongoing investigations from various governmental agencies arising from the Cyber Incident. See Note 13, “Commitments and Contingencies,” in the accompanying consolidated financial statements for additional details. To reduce our operating costs, during fiscal 2025, our Board of Directors approved the November 2024 Reduction in Force, which represented a reduction of approximately 40% of our workforce and included the closing of substantially all operations in the our former Therapeutics operating segment, and the ceasing of additional investment in our two clinical trials beyond their respective current stages of development. See Note 11, “Restructuring,” in the accompanying consolidated financial statements for additional details.

Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the Bankruptcy Court’s approval, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the restructuring to meet our obligations and operating needs. There are substantial risks and uncertainties related to (i) our ability to successfully emerge from the Chapter 11 Cases, and (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships. If the Bankruptcy Court approves the Transaction and it is consummated, we expect to cease operating as a going concern. For detailed discussion about the Chapter 11 Cases, refer to Note 3, “Bankruptcy Proceedings,” in the accompanying consolidated financial statements.
Cash from operations could also be affected by our customers and other risks, including, without limitation, those risks set forth in Part I, Item 1A, “Risk Factors,” of this Form 10-K. We will require additional financing to execute our ongoing and future operations and expect to continue to maintain financing flexibility in the current market conditions.

On February 6, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Agent”), pursuant to which we agreed to sell, from time to time, at our option, up to $150.0 million in aggregate principal amount of an indeterminate amount of shares of our Class A common stock, $0.0001 par value per share (the “ATM Shares”), through the Agent, as our sales agent. Subject to the terms of the Sales Agreement, the Agent agreed to use reasonable efforts to sell the ATM Shares from time to time, based upon our instructions (including any price, time, or size limits or other customary parameters or conditions that we may impose), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and pursuant to the Shelf Registration Statement on Form S-3 (the “Shelf Registration Statement”) that we filed with the SEC on February 6, 2023 (the “ATM Program”). We agreed to pay the Agent a commission of 3.0% of the gross proceeds from the sales of the ATM Shares, if any. As no ATM Shares or other securities covered by the Shelf Registration Statement had been issued or sold, in connection with the Chapter 11 Cases, the Company determined to withdraw the Shelf Registration Statement. Accordingly, on June 3, 2025, the Company submitted to the SEC a request to withdraw the Shelf Registration Statement, and as of the date of this Form 10-K, the ATM Program has been terminated. For fiscal 2025, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations, except for the net loss contingencies related to the Cyber Incident. As of March 31, 2025, we had $39.1 million of accrued expenses related to estimated loss contingencies and legal fees included in current liabilities, offset by $18.1 million of insurance recoveries included in prepaid and other current assets, in the consolidated balance sheets. See Note 13, “Commitments and Contingencies,” in the accompanying consolidated financial statements for additional details.
Cash Flows
The following table summarizes our cash flows from continuing and discontinued operations for the periods presented:

	Year Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(169,585)	$(164,319)
Net cash used in investing activities	$(3,703)	(9,626)
Net cash (used in) provided by financing activities	$(279)	$3,584
Cash Flows from Operating Activities

Net cash used in operating activities of $169.6 million for fiscal 2025 was primarily related to a net loss of $280.9 million, partially offset by non-cash charges for stock-based compensation of $62.0 million, depreciation and amortization of $14.3 million, impairment of long-lived assets of $60.4 million, amortization and impairment of internal-use software of $9.0 million, and reorganization items related to the Chapter 11 Cases of $1.4 million. The net changes in operating assets and liabilities of $35.5 million were primarily related to a decrease in deferred revenue of $25.5 million as a result of a decrease in research services deferred revenue related to the GSK collaboration, a decrease in operating lease liabilities of $8.1 million primarily due to lease payments, a decrease in accounts payable of $5.8 million primarily due to the timing of vendor payments, an increase in inventories of $3.1 million primarily driven by an increase in kit inventory in preparation for October’s Amazon Prime Day and the holiday season, an increase in deferred cost of revenue of $0.4 million primarily due to PGS kits sales during the holiday season, and an increase in other assets of $3.5 million mainly due to the new director and officer insurance policy for increased coverage in connection with the Chapter 11 Cases. These were partially offset by a decrease in accounts receivable of $2.0 million primarily due to timing of customer billing, a decrease in prepaid expenses and other current assets of $1.2 million primarily driven by the write-off of deferred financing cost due to the Chapter 11 Cases and decreases in other prepaid expenses, a decrease in operating ROU assets of $6.6 million primarily due to ROU assets amortization, an increase in accrued and other current liabilities of $0.7 million primarily driven by an increase in loss contingencies and legal fees associated with the Cyber Incident, as well as the timing of vendor invoices receipts, and an increase in other liabilities of $0.3 million primarily due to the security deposit related to the sublease.
As a result of the Chapter 11 Cases, we expect to incur material reorganization expenses in the near term. Additionally, for the one-year performance period ended March 31, 2025, based upon the achievement of certain pre-established performance metrics and as determined by the Compensation Committee of the Company’s Board of Directors, we expect to settle AIP annual incentive bonuses of approximately $5.3 million in cash in fiscal 2026.

Net cash used in operating activities of $164.3 million for fiscal 2024 was primarily related to a net loss of $666.7 million, partially offset by non-cash charges for goodwill impairment of $351.7 million, stock-based compensation of $120.2 million, depreciation and amortization of $23.2 million, amortization and impairment of internal-use software of $6.3 million, and loss on the disposition of Lemonaid Health of $2.0 million. The net changes in operating assets and liabilities of $0.5 million were primarily related to an increase in inventories of $2.2 million primarily due to lower than expected sales during the holiday season, an increase in accounts receivable of $1.4 million primarily due to timing of customer billing, and an increase in prepaid expenses and other current assets of $1.2 million primarily due to an increase in estimated insurance recovery related to the Cyber Incident, a decrease in operating lease liabilities of $8.8 million primarily due to lease payments, a decrease in accrued and other current liabilities of $7.1 million primarily due to timing of vendor invoice receipts and decrease in employee compensation and vacation, and a decrease in accounts payable of $1.0 million primarily due to timing of vendor payments. These were partially offset by an increase in deferred revenue of $12.3 million as a result of an increase in research services deferred revenue related to the 2023 GSK Amendment and increases in PGS deferred revenue, a decrease in operating right-of-use assets of $7.2 million primarily due to right-of-use assets amortization, and a decrease in other assets of $1.2 million as a result of spending reduction on long-term contracts.
Cash Flows from Investing Activities

Net cash used in investing activities was $3.7 million for fiscal 2025, which consisted of capitalization of internal-use software costs of $6.0 million and purchases of property and equipment of $0.9 million, offset by proceeds from sale of property and equipment of $3.2 million.

Net cash used in investing activities was $9.6 million for fiscal 2024, which primarily consisted of capitalized internal-use software costs of $8.5 million and purchases of property and equipment of $1.1 million.
Cash Flows from Financing Activities

Net cash used in financing activities was $0.3 million for fiscal 2025, which primarily related to $0.8 million in payments of debtor-in-possession financing costs and $0.2 million in payments for taxes related to net share settlement of equity awards, partially offset by $0.1 million in proceeds from the exercise of stock options and $0.6 million in proceeds from purchases of Class A common stock under the Company’s employee stock purchase plan.

Net cash provided by financing activities was $3.6 million for fiscal 2024, which consisted of $0.9 million in proceeds from the exercise of stock options, $3.3 million in proceeds from the issuance of Class A common stock under the Company’s employee stock purchase plan, partially offset by $0.4 million in payments of deferred offering costs, and $0.2 million in payments for taxes related to net share settlement of equity awards.
Contractual Obligations and Commitments
Our lease portfolio includes leased offices, dedicated lab facility and storage space, with remaining contractual periods ranging from 0.8 years to 6.3 years. Refer to Note 12, “Leases,” to our consolidated financial statements included elsewhere in this Form 10-K for a summary of our future minimum lease obligations.
In the normal course of business, we enter into non-cancelable purchase commitments with various parties for purchases. Refer to Note 13, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Form 10-K for a summary of our commitments as of March 31, 2025.
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
Bankruptcy Accounting
Our consolidated financial statements included herein have been prepared as if we are a going concern and reflect the application of ASC 852. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, we classify liabilities and obligations — the treatment and satisfaction of which are dependent on the outcome of the reorganization under the Chapter 11 Cases — as liabilities subject to compromise on our consolidated balance sheets. In addition, we classify all income, expenses, gains or losses that are incurred or realized as a result of the Chapter 11 Cases as reorganization items in our consolidated statements of operations and comprehensive loss. See Note 3, “Bankruptcy Proceedings,” and Note 21, “Subsequent Events,” in our financial statements included in Part II, Item 8 of this Form 10-K for additional details.
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

We recognized breakage revenue from unreturned kits of $17.8 million and $22.1 million for fiscal 2025 and fiscal 2024, respectively. A hypothetical ten percent change in our breakage rate estimate would not have a material impact on total revenue recognized during fiscal 2025.
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements,” in our financial statements included in Part II, Item 8 of this Form 10-K.
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
Interest Rate Risk
As of March 31, 2025, we had $38.2 million in unrestricted cash. Prior to March 23, 2025, our cash equivalents were comprised primarily of money market accounts held at banks. We believe that we do not have any material exposure to changes in the fair value of our cash balance as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income and cash flows. A hypothetical 10% change in interest rates during fiscal 2025, fiscal 2024 and fiscal 2023 would not have had a material impact on our historical consolidated financial statements.

Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all our revenue and expenses are denominated in U.S. dollars. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for fiscal 2025, fiscal 2024 and fiscal 2023. As of the date of this Form 10-K, we have not engaged in any hedging strategies. If our international activities grow, we will continue to reassess our approach to manage the risk relating to fluctuations in currency rates.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
23andMe Holding Co.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of 23andMe Holding Co. and subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant operating losses and filed for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Missouri, and has stated that substantial doubt exists about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Sufficiency of audit evidence over revenue recognition

As noted in Note 5, the consolidated financial statements, the Company generated $102.9 million of point-in-time revenue related to its Personal Genome Service (PGS) for the year-ended March 31, 2025. The processing and recording of PGS revenue are reliant upon multiple information technology (IT) systems.

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

Santa Clara, California
June 11, 2025

23ANDME HOLDING CO. (DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$38,248	$216,488
Restricted cash	7,746	1,399
Accounts receivable, net	1,352	3,324
Inventories	15,558	12,465
Deferred cost of revenue	5,173	4,792
Prepaid expenses and other current assets	34,630	15,441
Current assets of discontinued operations	—	1,400
Total current assets	102,707	255,309
Property and equipment, net	1,258	22,499
Operating lease right-of-use assets	533	38,129
Restricted cash, noncurrent	5,300	6,974
Internal-use software, net	19,396	20,516
Intangible assets, net	25,335	33,255
Other assets	5,365	650
Noncurrent assets of discontinued operations	—	17,835
Total assets	$159,894	$395,167
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$549	$5,368
Accrued expenses and other current liabilities	15,499	30,832
Deferred revenue (includes related party amounts of $1,754 and $10,999, respectively)	49,347	64,827
Operating lease liabilities	7,308	4,932
Current liabilities of discontinued operations (includes related party amounts of nil and $10,561, respectively)	—	21,372
Total current liabilities	72,703	127,331
Deferred revenue, noncurrent (includes related party amounts of nil and $10,000, respectively)	—	10,000
Operating lease liabilities, noncurrent	205	59,835
Other liabilities	224	1,471
Noncurrent liabilities of discontinued operations	—	8,010
Total liabilities not subject to compromise	73,132	206,647
Liabilities subject to compromise (includes related party amounts of $2,255 and nil, respectively)	113,504	—
Total liabilities	186,636	206,647
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity
Common stock, par value $0.0001 - Class A shares, 1,140,000,000 shares authorized, 20,340,344 and 16,169,741 shares issued and outstanding as of March 31, 2025 and 2024, respectively; Class B shares, 350,000,000 shares authorized, 7,099,036 and 8,336,229 shares issued and outstanding as of March 31, 2025 and 2024, respectively	3	2
Additional paid-in capital (1)	2,427,228	2,361,606
Accumulated deficit	(2,453,973)	(2,173,088)
Total stockholders’ (deficit) equity	$(26,742)	$188,520
Total liabilities and stockholders’ (deficit) equity	$159,894	$395,167

(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 14, “Stockholders' Equity,” for further information about the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

23ANDME HOLDING CO. (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)

	Year Ended March 31,
	2025	2024	2023
Revenue:
Service (includes related party revenue of $20,394, $12,004, and $47,448, respectively)	$167,909	$191,816	$265,840
Product	21,987	27,822	33,649
Total revenue	189,896	219,638	299,489
Cost of revenue:
Service (includes related party cost of nil, $295, and $530, respectively)	78,973	109,105	152,265
Product	10,919	12,634	14,939
Total cost of revenue	89,892	121,739	167,204
Gross profit	100,004	97,899	132,285
Operating expenses:
Research and development (includes related party expenses of $65, nil, and nil, respectively)	101,590	105,021	115,993
Sales and marketing	64,345	86,784	121,287
General and administrative	113,272	131,413	118,076
Restructuring and other charges	61,437	4,642	—
Goodwill impairment	—	351,744	—
Total operating expenses	340,644	679,604	355,356
Loss from operations	(240,640)	(581,705)	(223,071)
Other income (expense):
Interest income, net	6,597	14,331	9,676
Other income (expense), net	1,021	506	(71)
Loss before reorganization items and income taxes	(233,022)	(566,868)	(213,466)
Reorganization items	2,215	—	—
(Benefit from) provision for income taxes	(41)	73	(2,772)
Net loss from continuing operations	(235,196)	(566,941)	(210,694)
Net loss from discontinued operations (includes related party expenses of $445, $12,771, and $10,709, respectively)	(45,689)	(99,763)	(100,962)
Net loss	(280,885)	(666,704)	(311,656)
Other comprehensive income (loss), net of tax	—	620	(799)
Total comprehensive loss	$(280,885)	$(666,084)	$(312,455)
Net loss per share from continuing operations of Class A and Class B common stock attributable to common stockholders, basic and diluted (1)	$(9.11)	$(23.82)	$(9.33)
Net loss per share from discontinued operations of Class A and Class B common stock attributable to common stockholders, basic and diluted (1)	(1.77)	(4.19)	(4.47)
Net loss per share of Class A and Class B common stock attributable to common stockholders, basic and diluted (1)	$(10.88)	$(28.01)	$(13.80)
Weighted-average shares used to compute net loss per share (1):
Basic and diluted (1)	25,817,117	23,799,114	22,575,219
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 14, “Stockholders' Equity,” for further information about the reverse stock split.
The accompanying notes are an integral part of these consolidated financial statements.

23ANDME HOLDING CO. (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount
Balance as of March 31, 2022	22,440,616	$2	$2,110,203	$179	$(1,194,728)	$915,656
Issuance of common stock upon exercise of stock options	137,439	—	4,203	—	—	4,203
Issuance of common stock upon release of RSUs	353,108	—	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(3,282)	—	(197)	—	—	(197)
Issuance of common stock under employee stock purchase plan	132,116	—	6,463	—	—	6,463
Stock-based compensation expense	—	—	100,269	—	—	100,269
Other comprehensive loss	—	—	—	(799)	—	(799)
Net loss	—	—	—	—	(311,656)	(311,656)
Balance as of March 31, 2023	23,059,997	2	2,220,941	(620)	(1,506,384)	713,939
Issuance of common stock upon exercise of stock options	104,136	—	909	—	—	909
Issuance of common stock upon release of RSUs	634,203	—	—	—	—	—
Issuance of common stock upon release of RSUs under the Second Amended and Restated Annual Incentive Plan	450,953	—	18,731	—	—	18,731
Net share settlements for stock-based minimum tax withholdings	(9,798)	—	(230)	—	—	(230)
Issuance of common stock under employee stock purchase plan	266,479	—	3,262	—	—	3,262
Stock-based compensation expense	—	—	117,993	—	—	117,993
Other comprehensive income	—	—	—	620	—	620
Net loss	—	—	—	—	(666,704)	(666,704)
Balance as of March 31, 2024	24,505,970	2	2,361,606	—	(2,173,088)	188,520
Issuance of common stock upon exercise of stock options	6,889	—	58	—	—	58
Issuance of common stock upon release of RSUs	1,850,573	—	—	—	—	—
Issuance of common stock for rounding in relation to the Reverse Stock Split	281,210	1	(1)	—	—	—
Issuance of common stock upon release of RSUs under the Second Amended and Restated Annual Incentive Plan	607,222	—	6,451	—	—	6,451
Net share settlements for stock-based minimum tax withholdings	(25,346)		(150)	—	—	(150)
Issuance of common stock under employee stock purchase plan	212,862	—	613	—	—	613
Stock-based compensation expense	—	—	58,651	—	—	58,651
Net loss	—	—	—	—	(280,885)	(280,885)
Balance as of March 31, 2025	27,439,380	$3	$2,427,228	$—	$(2,453,973)	$(26,742)
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 14, “Stockholders' Equity,” for further information about the reverse stock split.
The accompanying notes are an integral part of these consolidated financial statements.

23ANDME HOLDING CO. (DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(280,885)	$(666,704)	$(311,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,316	23,227	32,071
Amortization and impairment of internal-use software	9,036	6,255	4,427
Stock-based compensation expense	62,027	120,209	116,017
Impairment of long-lived assets	60,398	—	10,126
Goodwill impairment	—	351,744	—
(Gain) loss on disposal of property and equipment	(369)	(25)	61
Loss on disposition of Lemonaid Health Limited	—	2,026	—
Reorganization items	1,415	—	—
Other operating activities	—	(504)	16
Changes in operating assets and liabilities:
Accounts receivable, net	1,972	(1,427)	1,483
Inventories	(3,093)	(2,218)	542
Deferred cost of revenue	(381)	584	2,325
Prepaid expenses and other current assets	1,160	(1,231)	6,653
Operating lease right-of-use assets	6,642	7,185	7,393
Other assets	(3,496)	1,152	(429)
Accounts payable (includes related party amounts of (3,809), $623 and $(9,381), respectively)	(5,769)	(996)	(24,573)
Accrued expenses and other current liabilities (includes related party amounts of $(4,497), $(1,986) and $2,966, respectively)	666	(7,104)	2,671
Deferred revenue (includes related party amounts of $(20,087), $9,246 and $2,572, respectively)	(25,480)	12,307	(418)
Operating lease liabilities	(8,087)	(8,790)	(8,934)
Other liabilities	343	(9)	(3,165)
Net cash used in operating activities	(169,585)	(164,319)	(165,390)
Cash flows from investing activities:
Purchases of property and equipment	(869)	(1,129)	(4,048)
Proceeds from sale of property and equipment	3,158	30	5
Capitalized internal-use software costs	(5,992)	(8,527)	(7,262)
Net cash used in investing activities	(3,703)	(9,626)	(11,305)
Cash flows from financing activities:
Proceeds from exercise of stock options	58	909	4,203
Proceeds from issuance of common stock under employee stock purchase plan	613	3,262	6,464
Payments for taxes related to net share settlement of equity awards	(150)	(230)	(197)
Payments of deferred offering costs	—	(357)	(693)
Payments of debtor in possession financing costs (reorganization items)	(800)	—	—
Net cash (used in) provided by financing activities	(279)	3,584	9,777
Effect of exchange rates on cash and cash equivalents	—	—	385
Net decrease in cash, cash equivalents and restricted cash	(173,567)	(170,361)	(166,533)
Cash, cash equivalents and restricted cash — beginning of period	224,861	395,222	561,755
Cash, cash equivalents and restricted cash — end of period	$51,294	$224,861	$395,222
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$97	$473
Stock-based compensation capitalized for internal-use software costs	$1,924	$3,606	$3,191
Unpaid settlement of employee equity awards included in accrued expenses	$5,323	$—	$—
Deferred offering costs during the period included in accounts payable and accrued expenses	$—	$1	$45
Reconciliation of cash, cash equivalents, and restricted cash within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows above:
Cash and cash equivalents	$38,248	$216,488	$386,849
Restricted cash, current	7,746	1,399	1,399
Restricted cash, noncurrent	5,300	6,974	6,974
Total cash, cash equivalents and restricted cash	$51,294	$224,861	$395,222
The accompanying notes are an integral part of these consolidated financial statements.

23ANDME HOLDING CO. (DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Organization and Description of Business
Overview
23andMe Holding Co. (the “Company” or “23andMe”) is dedicated to helping people access, understand, and benefit from the human genome. The Company is dedicated to empowering customers to optimize their health by providing consumers direct access to their genetic information, personalized reports, actionable insights and digital access to affordable healthcare professionals through the Company's telehealth platform, Lemonaid Health, Inc. (“Lemonaid Health”).
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
Through the Lemonaid Health telehealth platform, the Company connects patients to licensed healthcare professionals to provide affordable and direct online access to medical care, from consultation through treatment, for a number of common conditions. When medications are prescribed by Lemonaid Health’s affiliated healthcare professionals, patients can use Lemonaid Health’s online pharmacy for fulfillment. Patients also can access telehealth consultations for certain 23andMe genetic reports through Lemonaid Health.
As previously disclosed, the Company formed a special committee composed of independent members of the Board of Directors (the “Special Committee”) on March 28, 2024. The role of the Special Committee is to review strategic alternatives that may be available to the Company to maximize stockholder value. On April 17, 2024, Anne Wojcicki, the Company’s co-founder, former chief executive officer, and current member of the Company’s Board of Directors disclosed that she was considering making a proposal to acquire all of the outstanding shares of the Company that she did not currently own. Ms. Wojcicki also indicated that she wished to maintain control of the Company and, therefore, was not willing to support any alternative transaction. As previously disclosed, on July 29, 2024, the Special Committee received a preliminary non-binding indication of interest from Ms. Wojcicki to acquire all of the outstanding shares of the Company not owned by her or her affiliates or any other stockholder that she invited to roll over their shares, for cash consideration of $0.40 per share (on a pre-Reverse Stock Split basis) (the “Preliminary Proposal”), as set forth in Amendment No. 2 to Schedule 13D filed by ABeeC 2.0 LLC (Ms. Wojcicki’s affiliated entity) (“ABeeC”) with the Securities and Exchange Commission (the “SEC”) on July 31, 2024. On August 2, 2024, the Company issued a press release announcing the Special Committee’s response to the Preliminary Proposal, including certain requirements for any revised proposal from Ms. Wojcicki. As disclosed in Amendment No. 3 to Schedule 13D filed by ABeeC with the SEC on September 11, 2024, in response to requests from the Special Committee, on September 9, 2024, Ms. Wojcicki notified the members of the Special Committee that Ms. Wojcicki was open to considering third-party takeover proposals for the Company. On September 17, 2024, the Company issued a press release regarding the resignations of seven non-employee directors (collectively, the “Resigning Directors”) from the Company’s Board of Directors (the “Resignations”). As set forth in the Resigning Directors’ resignation letter dated September 17, 2024, the Resigning Directors stated that such Resigning Directors differed from Ms. Wojcicki on the strategic direction for the Company, and that, as a result of such difference and Ms. Wojcicki’s concentrated voting power, the Resigning Directors believed that it was in the best interest of the Company’s stockholders to resign from the Board of Directors. In Amendment No. 4 to Schedule 13D filed by ABeeC with the SEC on September 18, 2024, Ms. Wojcicki announced that the Company would immediately begin identifying independent directors to join the Company’s Board of Directors. In Amendment No. 5 to Schedule 13D filed by ABeeC with the SEC on September 30, 2024, Ms. Wojcicki disclosed that she was no longer open to considering any third-party proposals to buy the Company and that she remained committed to completing a take-private acquisition of the Company. In connection with the Company’s announcement of the appointment of three independent directors to the Company’s Board of Directors, ABeeC filed Amendment No. 6 to Schedule 13D with the SEC on October 29, 2024. Each of the newly-appointed independent directors was subsequently appointed to the Special Committee on November 2, 2024. On January 28, 2025, the Special Committee announced that it had undertaken a process to explore strategic alternatives, including, among other alternatives, a possible sale of the Company, business combination, sale of all or part of the Company’s assets, licensing of assets, restructuring, or other strategic action. In response to a request from the Special Committee and as disclosed in Amendment No. 8 to Schedule 13D filed by ABeeC with the SEC on January 31, 2025, Ms. Wojcicki stated that she had changed her view and was willing to consider third-party takeover proposals for the Company or other strategic alternatives that may be in the best interests of the Company. As disclosed in Amendment No. 9 to Schedule 13D filed by ABeeC with the SEC on February 21, 2025, on February 20, 2025, New Mountain Capital L.L.C. (“New Mountain”) and Ms. Wojcicki delivered a non-binding proposal to the Special Committee, pursuant to which New Mountain and Ms. Wojcicki indicated that they were willing to enter into a transaction to acquire all of the Company’s outstanding shares of common stock not owned by Ms. Wojcicki or her affiliates or any other stockholders she and New Mountain invited to “roll-over” their current equity shares for cash consideration of $2.53 per share of Class A common stock or Class B common stock (on an as-converted basis) (the “February 20 Proposal”). On February 28, 2025, New Mountain informed Ms. Wojcicki that New Mountain was no longer interested in participating in a potential acquisition of the Company as described in the February 20 Proposal and that New Mountain would discontinue discussions with Ms. Wojcicki and the Special Committee with respect to the February 20 Proposal, and on March 2, 2025, Ms. Wojcicki delivered a non-binding proposal to the Special Committee, pursuant to which Ms. Wojcicki indicated that she was willing to enter into a transaction to acquire all of the Company’s outstanding shares of common stock not owned by her or her affiliates or any other stockholders she invited to “roll-over” their current equity shares for cash consideration of $0.41 per share of Class A common stock or Class B common stock (on an as-converted basis), in each case, as disclosed in Amendment No. 10 to Schedule 13D filed by ABeeC with the SEC on March 3, 2025. As disclosed in Amendment No. 11 to Schedule 13D filed by ABeeC with the SEC on March 10, 2025, on March 6, 2025, Ms. Wojcicki delivered a non-binding proposal to the Special Committee, pursuant to which Ms. Wojcicki indicated that she was willing to enter into a transaction to acquire all of the Company’s outstanding shares of common stock not owned by her or her affiliates or any other stockholders she invited to “roll-over” their current equity shares for total consideration of up to $2.94 per share, including upfront cash consideration of $0.41 per share of Class A common stock or Class B common stock (on an as-converted basis) and three contingent value rights representing the potential to receive an additional $2.53 per share in the aggregate (the “March 6 Proposal”). As disclosed in Amendment No. 12 to Schedule 13D filed by ABeeC with the SEC on March 11, 2025, on March 10, 2025, in response to requests from the Special Committee regarding the March 6 Proposal, Ms. Wojcicki delivered an update to the March 6 Proposal (the “March 10 Proposal”), pursuant to which Ms. Wojcicki reaffirmed the proposed consideration offered in the March 6 Proposal and that Ms. Wojcicki remained willing to provide financing for the Company’s operations through the closing of the potential transaction at a 7% interest rate and a maturity after the closing of the potential transaction. The March 10 Proposal added that Ms. Wojcicki was willing to provide the Company with an additional $20 million commitment to fund the operations of the Company, which commitment would be offset dollar-for-dollar by any future financing Ms. Wojcicki is able to raise.
On March 23, 2025, the Company and certain of its subsidiaries (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Bankruptcy Court”) for the Eastern District of Missouri (the “Chapter 11 Cases”). The Company has incurred significant operating losses, with an accumulated deficit of $2.5 billion as of March 31, 2025. As a result of the Company’s financial condition and the risks and uncertainties surrounding the Chapter 11 Cases and the pending Transaction (as defined in Note 21, “Subsequent Events”), management continues to believe there is substantial doubt about the Company's ability to continue as a going concern within one year after the date of issuance of these consolidated financial statements. For additional information regarding the Chapter 11 Cases, see Note 3, “Bankruptcy Proceedings” and for additional information on the Company’s ability to continue as a going concern, see Note 2, “Summary of Significant Accounting Policies - Liquidity and Going Concern.”
The Company is headquartered in San Francisco, California, and is incorporated in the State of Delaware.
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
For the fiscal years ended March 31, 2025, 2024 and 2023, the Company’s operations were primarily in the United States. The Company did not have any international operations during the fiscal year ended March 31, 2025. During the fiscal years ended March 31, 2024 and 2023, the Company had immaterial operations in the United Kingdom (“U.K.”) prior to the disposition of its U.K. subsidiary on August 1, 2023.

Discontinued Operations
As previously disclosed, on November 8, 2024, the Company’s Board of Directors approved a reduction in force (the “November 2024 Reduction in Force”), which also included the closure of substantially all operations in the Company’s Therapeutics operating segment (together with the November 2024 Reduction in Force, the “November 2024 Reduction Plan”). The November 2024 Reduction Plan is intended to restructure and strategically align the Company’s workforce and organization with the Company’s current strategy and to reduce the Company’s operating costs. In accordance with Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements (“ASC 205”), the Company determined that the closure of substantially all operations in the Company's Therapeutics operating segment on November 11, 2024 represented a strategic shift that will have a major effect on the Company's operations and financial results, thus meeting the criteria to be reported as discontinued operations as of March 31, 2025. As a result, the Company has retrospectively recast its consolidated balance sheet at March 31, 2024 and consolidated statements of operations and comprehensive loss for the fiscal years ended March 31, 2024 and 2023 to reflect the assets and liabilities and operating results, respectively, related to the disposed business in discontinued operations. The Company has chosen not to segregate the cash flows of the disposed business in the consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 4, “Discontinued Operations.” Unless otherwise specified, the disclosures in the accompanying consolidated financial statements refer to continuing operations only.
The Company previously operated its business through two reporting segments: (1) Consumer and Research Services; and (2) Therapeutics. With the discontinuation of the Therapeutics operating segment in November 2024, the Company operates its business as one segment.
Bankruptcy Accounting
As a result of the Bankruptcy Petitions with the Bankruptcy Court, the Company has applied the provisions of ASC Topic 852, Reorganization (“ASC 852”), in preparing the accompanying consolidated financial statements. ASC 852 requires that, for periods including and after the filing of a Chapter 11 petition, the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, for the period beginning March 2025, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the bankruptcy reorganization process have been classified as liabilities subject to compromise in the consolidated balance sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. In addition, expenses that are incurred or realized as a result of the Chapter 11 Cases are classified as reorganization items in the consolidated statements of operations and comprehensive loss. See Note 3, “Bankruptcy Proceedings,” for additional information.
Change in Capital Structure

As described more fully in Note 14, “Stockholders' Equity,” effective October 16, 2024, the Company effected a one-for-twenty reverse stock split of all of its issued and outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”). All share and per share amounts presented in the consolidated financial statements and accompanying notes, including, but not limited to, shares issued and outstanding, dollar amounts of common stock, additional paid-in capital, earnings/(loss) per share, and options, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total numbers of authorized shares of Class A common stock and Class B common stock or their respective par values per share as a result of this change.
Fiscal Year
The Company’s fiscal year ends on March 31. References to fiscal 2025, 2024 and 2023 refer to the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to the determination of standalone selling price for various performance obligations; the estimated expected benefit period for the rate and recognition pattern of breakage revenue for purchases where a saliva collection kit (“kit”) is never returned for processing; the capitalization and estimated useful life of internal use software; the useful life of long-lived assets; fair value of intangible assets acquired in business combinations; the incremental borrowing rate for operating leases; stock-based compensation including the determination of the fair value of stock options and annual incentive bonuses payable; the assumptions used in going concern assessments; legal contingencies; liabilities subject to compromise; reorganization items; and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates, and such differences could be material to the consolidated financial statements.
Additionally, as a result of the Chapter 11 Cases and the pending Transaction (as defined in Note 21, “Subsequent Events”), the Company may sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying consolidated financial statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in the Company’s consolidated balance sheets. Furthermore, the Chapter 11 Cases and the pending Transaction have resulted in and are likely to continue to result in significant changes to the Company’s business, which could ultimately result in, among other things, asset impairment charges that may be material.
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
A single supplier accounted for 100% of the Company’s total purchases of microarrays and a separate single supplier accounted for 100% of the Company’s total purchases of kits for the fiscal years ended March 31, 2025, 2024 and 2023. A single laboratory service provider accounted for 100% of the Company’s processing of customer samples for the fiscal years ended March 31, 2025, 2024 and 2023.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk include cash, cash equivalents and accounts receivable. The Company maintains a majority of its cash with a single high-quality financial institution, the composition of which are regularly monitored by the Company. The Company’s revenue and accounts receivable are derived primarily from the United States. See Note 5, “Revenue,” for additional information regarding geographical disaggregation of revenue. The Company grants credit to its customers in the normal course of business, performs credit evaluations of its significant customers on an as-needed basis, and does not require collateral. Concentrations of credit risk are limited as the Company’s trade receivables are primarily related to third parties, which collect its credit card receivables, and large multinational corporations. The Company regularly monitors the aging of accounts receivable balances.
Significant customer information is as follows:

	March 31, 2025	March 31, 2024
Percentage of accounts receivable:
Customer C (1)	64%	59%
Customer I	—%	30%
Customer L	18%	—%
Customer M	12%	—%
(1)    Customer C is a reseller

	Year Ended March 31,
	2025	2024	2023
Percentage of revenue:
Customer C (1)	21%	22%	22%
Customer B	10%	5%	16%
(1)    Customer C is a reseller
Cash, Cash Equivalents and Restricted Cash
Cash consists of bank deposits held at financial institutions. Cash in U.S. banks is insured to the extent defined by the Federal Deposit Insurance Corporation. As of March 31, 2025, the Company had liquidated its cash equivalents in the form of money market funds to comply with restrictions under the Chapter 11 Cases. The Company maintains certain cash amounts restricted as to its withdrawal or use, which are primarily related to the Company’s credit card processor, as well as collateral held against the Company’s corporate credit cards. The Company also had letters of credit in connection with the Company’s Sunnyvale operating lease agreement as of March 31, 2025. The Company held total restricted cash of $13.0 million and $8.4 million as of March 31, 2025 and 2024, respectively. The increase in restricted cash is related to a new letter of credit entered into by the Company in April 2024, and subsequently amended and increased in November 2024, as collateral related to the Company’s credit card processor, partially offset by a reduction in the corporate card credit limit in March 2025. See Note 21, “Subsequent Events,” for updates to restricted cash.
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
Inventories
Inventories consist primarily of raw material of kits and DNA microarrays and are stated at the lower of cost or net realizable value. Kits are shipped to and stored at third-party warehouses and retail consignment sites. DNA microarrays are shipped and stored at third-party laboratories. All inventories are expected to be delivered to the Company’s customers within a normal operating cycle for the Company, which is 12 months. Accordingly, all the

Company’s kits and DNA microarrays are classified as current assets in the consolidated balance sheets. Cost is determined using standard cost, which approximates the average cost of the inventory items, including shipping and taxes. The Company has determined that all of its inventories would be sold above cost, and that no reserve for lower of cost or net realizable value is required for the Company’s inventories as of March 31, 2025 and 2024.
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
Property and Equipment, Net
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the consolidated balance sheets, and any resulting gain or loss is reflected in consolidated statements of operations and comprehensive loss in the period realized.
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
Leases
The Company determines if an arrangement is or contains a lease at inception. The Company evaluates classification of leases as either operating or finance at commencement and, as necessary, at modification. Operating leases are included in operating lease ROU assets, other accrued liabilities, and operating lease liabilities on the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized on the commencement date based on the present value of lease payments over the lease term. As the Company’s leases generally do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes initial direct costs incurred and lease payments made prior to lease commencement less lease incentives received. Variable lease payments not dependent on an index or a rate are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include property taxes and costs incurred by lessors for common area maintenance. The Company’s lease terms are the non-cancelable period stated in the contract, including any rent-free periods provided by the lessor, adjusted for any options to extend or terminate when it is reasonably certain that the Company will exercise that option. The Company accounts for lease and non-lease components in its lease agreements as a single lease component in determining lease assets and liabilities. In addition, the Company does not recognize the ROU assets and liabilities for leases with lease terms of twelve months or less.
Revenue Recognition
The Company generates revenue primarily from its Personal Genome Service® (“PGS”), telehealth, and research services. In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration that the Company expects to receive in exchange for transferring the products or services to a customer (the “transaction price”). The transaction price includes various forms of variable consideration, as discussed below. In general, the transaction price is evaluated at contract inception.
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
Telehealth
The Company generates telehealth revenues from pharmacy fees, membership fees and through its Management Services & Licensing Agreement (“MSA”) relationship with the PMCs (as defined below), patient fees. The transaction price for telehealth services includes the amount of fixed consideration the Company expects to receive, as well as variable consideration related to sales deductions, including (1) product returns, including return estimates and (2) fees for transaction processing and chargebacks. The Company estimates the amount of variable consideration that should be included in the transaction price using the expected value method.
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
For other payments received from the other party for other collaboration activities related to various development, launch and sales milestones of licensed products, or royalties related to net sales of licensed products, the Company analogizes to ASC 606. Such payments will be recognized when the related activities occur as they are determined to relate predominantly to the license of intellectual property transferred to the other party and therefore have also been excluded from the transaction price allocated to the performance obligations determined under ASC 606. As of the date of this Form 10-K, no consideration in this regard has been received under the Company’s collaboration agreements.
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
Research and Development
Research and development costs primarily consist of personnel-related expenses, including salaries, benefits and stock-based compensation, associated with the Company’s research and development personnel, collaboration expenses, laboratory services and supplies costs (prior to the closure of substantially all operations in the Company’s Therapeutics operating segment as part of the November 2024 Reduction Plan), third-party data services, and allocated overhead. Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs consist primarily of direct expenses related to television and radio advertising, including production and branding, paid search, online display advertising, direct mail, and affiliate programs. Advertising production costs are expensed the first time the advertising takes place, and all other advertising costs are expensed as incurred. Advertising costs amounted to $21.7 million, $37.5 million and $49.1 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively, and are included in sales and marketing expense in the consolidated statements of operations and comprehensive loss.
Deferred advertising costs primarily consist of vendor payments made in advance to secure media spots across varying media channels, as well as production costs incurred before the first time the advertising takes place. Deferred advertising costs are not expensed until first used. The deferred advertising costs were $0.7 million and $0.4 million as of March 31, 2025 and 2024, respectively. Deferred advertising costs are included in prepaid expenses and other current assets in the consolidated balance sheets.
Stock-Based Compensation
Stock-based compensation expense related to stock-based awards for employees and non-employees is recognized based on the fair value of the awards granted. The fair value of each stock option and employee stock purchase plan (“ESPP”) are estimated on the grant date using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the expected term of the stock-based award, the expected volatility of the price of the Company’s common stock, risk-free interest rates, and the expected dividend yield of common stock. Given the Company does not have sufficient historical exercise data as a public company, the expected term of stock options granted is estimated using the simplified method, which represents the average of the contractual term of the stock option and its weighted-average vesting period. The expected term of the ESPP rights equals the six-month and twelve-month look-back periods (prior to the suspension of purchases under the Company’s ESPP in March 2025). The expected volatility was based on a combination of the historical volatility of comparable companies from a representative peer group and the Company’s own historical volatility. The Company has historically not declared or paid any dividends and does not currently expect to do in the foreseeable future. The risk-free interest rates used are based on the U.S. Department of Treasury (“U.S. Treasury”) yield in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximately equal to the expected term. The fair value of each RSU is estimated based on the fair value of the common stock on the grant date.
Prior to the Merger (as defined below), the Company determined the fair value of its common stock for financial reporting as of each grant date based on numerous objective and subjective factors and management’s judgment. Subsequent to the Merger, the Company determines the fair value using the market closing price of its common stock on the date of grant. The related stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the awards, including awards with graded vesting and no additional conditions for vesting other than service conditions. The Company accounts for forfeitures as they occur. See Note 15, “Equity Incentive Plans and Stock-Based Compensation,” for additional details.
The Company’s fiscal 2025 annual incentive bonuses will be paid in cash based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics. The Company’s fiscal 2024 and fiscal 2023 annual incentive bonuses were paid in the form of restricted stock units (“RSUs”) based upon the Company’s achievement of certain pre-established financial, operational, and strategic performance metrics. The number of the RSUs was determined by dividing the dollar amount of the incentive bonus by the trailing average closing price of the Company’s Class A common stock for a defined period of time determined by the Compensation Committee of the Board of Directors. The Company accounted for the RSUs as liability awards, and adjusted the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions would be satisfied. The liability of the awards is included in other current liabilities on the Company’s consolidated balance sheet. See Note 15, “Equity Incentive Plans and Stock-Based Compensation,” for additional details.
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
Liquidity and Going Concern
Going Concern

In accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements included in this report are issued.

The Company has incurred significant operating losses as reflected in its accumulated deficit and negative cash flows from operations. As of March 31, 2025, the Company had an accumulated deficit of $2.5 billion, and unrestricted cash of $38.2 million. As a result of the Company’s financial condition and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that the Company will be able to continue as a going concern for one year from the issuance date of these consolidated financial statements. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. The Company’s liquidity requirements, and the availability of adequate capital resources, are difficult to predict at this time. As a result of the Chapter 11 Cases, the Company has incurred, and continues to incur, material reorganization expenses. The Company’s ability to continue as a going concern is contingent upon its ability to successfully implement a plan of reorganization in the Chapter 11 Cases, among other factors. Further, any plan of reorganization could materially change the amounts of assets and liabilities reported in the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. For example, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty. Such adjustments could be material.

To improve its financial condition and liquidity position, the Company has implemented cost-cutting measures, including reducing operating expenses, negotiating terminations of the Company’s long-term real estate leases, and entering into the Settlements with respect to the Cyber Incident (each as defined below), as well as attempting to resolve non-U.S. litigation and ongoing investigations from various governmental agencies arising from the Cyber Incident. See Note 13, “Commitments and Contingencies,” for additional details. To reduce the Company’s operating costs, during the fiscal year ended March 31, 2025, the Company’s Board of Directors approved the November 2024 Reduction in Force, which represented a reduction of approximately 40% of the Company’s workforce and included the closing of substantially all operations in the Company’s former Therapeutics operating segment, and the ceasing of additional investment in the Company’s two clinical trials beyond their respective current stages of development. See Note 11, “Restructuring,” for additional details.

The Company’s ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court’s approval, successfully emerge from the Chapter 11 Cases and generate sufficient liquidity from the restructuring to meet the Company’s obligations and operating needs. There are substantial risks and uncertainties related to (i) the Company’s ability to successfully emerge from the Chapter 11 Cases, (ii) the effects of disruption from the Chapter 11 Cases making it more difficult to maintain business, financing and operational relationships and (iii) the Company’s ability to consummate the Transaction contemplated by the Asset Purchase Agreement (each as defined in Note 21, “Subsequent Events”). For detailed discussion about the Chapter 11 Cases, refer to Note 3, “Bankruptcy Proceedings.”

Debtor-in Possession

In general, as debtors-in-possession under the Bankruptcy Code, the Company is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to certain motions and applications intended to limit the disruption of the Chapter 11 Cases on our operations (the “First Day Motions”) and other motions filed with the Bankruptcy Court, the Bankruptcy Court has authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to obtain debtor-in-possession (“DIP”) financing, pay employee wages and benefits, settle certain de minimis disputes and pay vendors and suppliers in the ordinary course for all goods and services. For detailed discussion about the Chapter 11 Cases, refer to Note 3, “Bankruptcy Proceedings.”
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

On October 30, 2024, the Company received written notice (the “Compliance Notice”) from the Staff informing the Company that it had regained compliance with the Minimum Bid Requirement. The Staff notified the Company in the Compliance Notice that, from October 16, 2024 to October 29, 2024, the closing bid price of the Company’s Class A common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with the Minimum Bid Requirement and that the matter was now closed.
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
Delisting of Common Stock
On March 24, 2025, the Company received a letter from the Staff, notifying the Company that, in connection with the Company’s announcement of its filing of the Bankruptcy Petitions, and in accordance with Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1, the Staff had determined to delist the Company’s securities from The Nasdaq Stock Market. The Company did not request a hearing before the panel to appeal the Staff’s determination. Accordingly, trading of the Company’s Class A common stock was suspended at the opening of business on March 31, 2025, and on June 6, 2025, the Company filed a Form 25 with the Securities and Exchange Commission to remove the Class A common stock from listing and registration on Nasdaq. The delisting will be effective ten days after the filing of the Form 25. The deregistration of the Class A common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be effective 90 days after the filing of the Form 25. The Class A common stock began trading on the OTC Pink Market on March 31, 2025 under the symbol “MEHCQ.”
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Updated (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, this ASU requires disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources, as well as clarifies that if the CODM uses more than one measure of profitability, one or more of those measures may be reported. All disclosure requirements of this ASU are required for entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. See Note 7, “Segment Information,” for disclosures related to the adoption of this ASU.
Recently Issued Accounting Pronouncements Not Yet Effective
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
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements — Amendments to Remove References to the Concepts Statements, which amends the Codification to remove various references to various concepts statements and impacts a variety of topics in the Codification. This amendment applies to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in this ASU are not intended to result in significant accounting changes for most entities. This ASU is effective for fiscal years beginning after December 15, 2024, including interim periods with those years. This ASU is not expected to have a significant impact on the Company’s financial statements.
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
3.     Bankruptcy Proceedings
Voluntary Reorganization under Chapter 11
On March 23, 2025, the Debtors filed the Bankruptcy Petitions seeking relief under the Bankruptcy Code in the Bankruptcy Court. In addition to the petitions, the Company filed, among other things, a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases under the caption In re 23andMe Holding Co., et al. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
In order to continue operating in the ordinary course of business, the Debtors filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including the authority to pay employee wages and benefits and compensate certain vendors and suppliers on a go-forward basis. The Debtors also filed a motion seeking approval to reject numerous contracts, including the real estate leases in Sunnyvale and South San Francisco, to reduce the Company’s ongoing operating expenses.
The Debtors also filed a motion seeking authorization to pursue a structured sale of their assets pursuant to a competitive auction and sale process under Section 363 of the Bankruptcy Code. The Special Committee engaged Moelis & Company LLC to advise on the Company’s strategic options, including a potential sale of all, substantially all, or a portion of the Debtors’ assets in connection with the Bankruptcy Petitions. Any of those sales would be subject to review and approval by the Bankruptcy Court and compliance with court-approved bidding procedures. The Company cannot be certain that the Company’s securityholders will receive any payment or other distribution on account of their shares following such sales.
The Company has incurred, and continues to incur, material reorganization expenses as a result of the Chapter 11 Cases.
DIP Credit Facility
In connection with the filing of the Chapter 11 Cases, the Company entered into a binding term sheet (the “DIP Term Sheet”) with JMB Capital Partners Lending, LLC (“JMB”), pursuant to which, and subject to the satisfaction of certain conditions, including the approval of the Bankruptcy Court, JMB agreed to provide loans under a non-amortizing priming superpriority senior secured term loan credit facility in an aggregate principal amount up to $35.0 million (the “DIP Facility”). The terms and conditions of the proposed DIP Facility are set forth in the DIP Term Sheet. On April 28, 2025, the Company entered into a credit agreement governing the DIP Facility with JMB and its subsidiaries (the “DIP Credit Agreement”). See Note 21, “Subsequent Events,” for more information regarding the DIP Credit Agreement.

Liabilities Subject to Compromise
The following table sets forth, as of March 31, 2025, information about the amounts presented as liabilities subject to compromise in the consolidated balance sheets:

March 31, 2025
(in thousands)
Accounts payable	$5,183
Accrued payables and other current liabilities (includes a related party amount of $2,255)	6,523
Operating lease liabilities	60,915
Accrued settlement and legal expenses	39,293
Other liabilities	1,590
Total liabilities subject to compromise	$113,504
Reorganization Items
Additionally, certain expenses resulting from and recognized during the Chapter 11 Cases are now being recorded in reorganization items in the consolidated statements of operations and comprehensive loss. The following table sets forth, for the fiscal year ended March 31, 2025, information about the amounts presented as reorganization items in the consolidated statements of operations and comprehensive loss:

Year Ended March 31, 2025
(in thousands)
Professional Fees	$1,415
DIP Financing Fees	800
Total reorganization items	$2,215
Since the filing of the Bankruptcy Petitions, the Company’s operating cash flows for the fiscal year ended March 31, 2025 did not include any cash outflows related to reorganization items. However, $1.4 million in professional fees was accrued as of March 31, 2025 and classified as reorganization items, which will be reflected in future cash outflows.
4.     Discontinued Operations
In accordance with ASC 205, the Company determined that the closure of substantially all operations in the Company’s Therapeutics operating segment in November 2024 represented a strategic shift that will have a major effect on the Company’s operations and financial results, thus meeting the criteria to be reported as discontinued operations as of March 31, 2025. Discontinued operations include research and development costs, including lab-related research services, clinical development, and collaboration costs, as well as personnel-related, lease, equipment, and depreciation costs associated with the former Therapeutics operating segment. Also included are restructuring costs, including cash severance payments, benefits continuation, stock-based compensation, and exit costs associated with the Company abandoning the lease for its South San Francisco, California lab facility (the “South San Francisco Facility”) following the November 2024 Reduction Plan.
General corporate overhead costs for shared services historically allocated to the former Therapeutics operating segment that do not meet the requirements to be presented in discontinued operations have been allocated to the continuing operations in accordance with ASC Subtopic 205-20, Presentation of Financial Statements — Discontinued Operations, for the periods presented herein, as the costs were not directly attributable to the discontinued operations of the former Therapeutics operating segment. These costs were $2.4 million, $8.2 million and $10.2 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
The Company will not have any significant continuing involvement in the operations of the former Therapeutics operating segment after the disposal transaction.

The following table summarizes the major classes of assets and liabilities of the discontinued operations:

	March 31, 2025	March 31, 2024
	(in thousands)
Prepaid expenses and other current assets	$—	$1,400
Total current assets of discontinued operations	$—	$1,400

Property and equipment, net(1)	$—	$5,852
Operating lease ROU assets	—	10,764
Other assets	—	1,219
Total assets noncurrent assets of discontinued operations	$—	$17,835

Accounts payable (includes related party amounts of nil and $3,809, respectively)	$—	$6,203
Accrued expenses and other current liabilities (includes related party amounts of nil and $6,752, respectively)	—	11,431
Operating lease liabilities(2)	—	3,738
Total current liabilities of discontinued operations	$—	$21,372

Operating lease liabilities, noncurrent(2)	$—	$8,010
Total noncurrent liabilities of discontinued operations	$—	$8,010
(1)Depreciation and amortization expense was $1.8 million, $3.2 million and $4.2 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively. In connection with the November 2024 Reduction Plan, the Company wrote off leasehold improvements and disposed of certain laboratory equipment and software. The loss on disposal of property and equipment was immaterial for the fiscal year ended March 31, 2025.
(2)As of March 31, 2025, operating lease liabilities have been classified as liabilities subject to compromise in the consolidated balance sheets because the related claims are subject to resolution through the bankruptcy reorganization process. See Note 12, “Leases,” for additional details.
The following table summarizes the operating results of the discontinued operations:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Operating expenses:
Research and development (includes related party expenses of $445, $12,771, and $10,709, respectively)(1)(2)	31,611	96,037	100,962
Restructuring and other charges(2)	14,078	3,726	—
Total operating expenses	45,689	99,763	100,962
Net loss from discontinued operations(3)	(45,689)	(99,763)	(100,962)

(1)For the fiscal years ended March 31, 2025, 2024 and 2023, the Company recorded operating lease costs of $3.0 million, $4.2 million and $3.8 million, respectively, and variable operating lease costs of $0.8 million, $0.9 million and $0.7 million, respectively, associated with the South San Francisco Facility.
(2)See Note 15, “Equity Incentive Plans and Stock-Based Compensation,” for details on total stock-based compensation related to discontinued operations.
(3)Pre-tax net loss from discontinued operations equals net loss from discontinued operations as there was no provision for (benefit from) income tax related to discontinued operations for the fiscal years ended March 31, 2025, 2024 and 2023.

During the fiscal years ended March 31, 2025 and 2024, the Company recorded restructuring charges of $14.1 million and $3.7 million, respectively, related to discontinued operations, of which $3.5 million and $2.7 million, respectively, were related to cash severance payments and benefits continuation, and $0.5 million and $1.0 million, respectively, were related to stock-based compensation related to equity modifications in connection with the reductions in force. In addition, in connection with the November 2024 Reduction Plan, the Company abandoned the South San Francisco Facility in December 2024. As a result, the Company determined to record a lease abandonment charge of $8.3 million to accelerate all amortization of the remaining carrying value of the operating lease ROU asset for the South San Francisco Facility, and impairment losses of $1.7 million related to leasehold improvements for this facility. There were no impairments to ROU assets and property and equipment for the fiscal years ended March 31, 2024 and 2023. The Company recorded the expenses associated with this facility exit in restructuring and other charges in the table above and within discontinued operations in the consolidated statements of operations and comprehensive loss. There were no restructuring and other charges incurred during fiscal 2023.
The following table shows the total amount incurred and accrued related to one-time employee termination benefits from discontinued operations:

One-Time Employee Termination Benefits
(in thousands)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2024	$22
Restructuring charges incurred during the period	4,045
Amounts paid during the period	(4,019)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2025	$48
The following table summarizes the cash flow information of the discontinued operations:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Discontinued operations:
Net cash used in operating activities (includes related party amounts of $(10,561), $(1,363), and $(6,415), respectively)	$(44,795)	$(92,264)	$(77,253)
Net cash used in investing activities	$2,261	$(645)	$(1,624)
Net decrease in cash and cash equivalents from discontinued operations	$(42,534)	$(92,909)	$(78,877)
Under ASC 205, the Company has a policy election to present cash flows from discounted operations as either 1) the total operating and investing cash flows of the discontinued operation, or 2) the depreciation, amortization, capital expenditures, and significant operating and investing noncash items of the discontinued operation. As of March 31, 2025, the Company has re-evaluated the presentation alternatives and elected to change the manner of presentation to the total operating and investing cash flows of the discontinued operation. This change does not have an impact on the consolidated financial statements.

5.    Revenue
Disaggregation of Revenue
The following table presents revenue by category:

	Year Ended March 31,
	2025		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
Point in Time
PGS	$102,872	54%	$145,113	66%	$182,866	61%
Telehealth	19,356	10%	26,486	12%	34,961	12%
Consumer services	122,228	64%	171,599	78%	217,827	73%
Research services	20,886	11%	3,997	2%	—	—%
Total	$143,114	75%	$175,596	80%	$217,827	73%

Over Time
PGS	$38,119	20%	$22,631	10%	$19,548	7%
Telehealth	6,161	4%	8,081	4%	9,761	3%
Consumer services	44,280	24%	30,712	14%	29,309	10%
Research services	2,502	1%	13,330	6%	52,353	17%
Total	$46,782	25%	$44,042	20%	$81,662	27%

Revenue by Category
PGS	$140,991	74%	$167,744	76%	$202,414	68%
Telehealth	25,517	14%	34,567	16%	44,722	15%
Consumer services	166,508	88%	202,311	92%	247,136	83%
Research services	23,388	12%	17,327	8%	52,353	17%
Total	$189,896	100%	$219,638	100%	$299,489	100%
The following table summarizes revenue by region based on the shipping address of customers:

	Year Ended March 31,
	2025		2024		2023
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
	(in thousands, except percentages)
United States	$149,159	79%	$180,153	82%	$217,242	73%
UK	28,139	15%	24,280	11%	63,023	21%
Canada	8,644	5%	10,565	5%	13,581	4%
Other regions	3,954	1%	4,640	2%	5,643	2%
Total	$189,896	100%	$219,638	100%	$299,489	100%
Breakage Revenue
The Company recognized breakage revenue from unreturned kits of $17.8 million, $22.1 million and $27.7 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
Contract Balances
Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations and are included in prepaid expenses and other current assets on the consolidated balance sheets. The amount of contract assets was immaterial as of March 31, 2025 and 2024.
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
As of March 31, 2025 and 2024, deferred revenue for consumer services was $46.8 million and $52.3 million, respectively. Of the $52.3 million and $48.6 million of deferred revenue for consumer services as of March 31, 2024 and 2023, respectively, the Company recognized $40.5 million and $41.1 million as revenue during the fiscal years ended March 31, 2025 and 2024, respectively.
As of March 31, 2025 and 2024, deferred revenue for research services was $2.5 million and $22.5 million, respectively, which included related party deferred revenue amounts of $1.8 million and $21.0 million, respectively. Of the $22.5 million and $14.0 million of deferred revenue for research services as of March 31, 2024 and 2023, respectively, the Company recognized $21.7 million and $13.8 million as revenue during the fiscal years ended March 31, 2025 and 2024, respectively, which included related party revenue amounts of $20.4 million and $11.8 million, respectively.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under ASC 606 to not disclose the value of unsatisfied performance obligations for PGS and telehealth as those contracts have an expected length of one year or less. As of March 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $6.6 million. The Company expects to recognize revenue on approximately 41% of this amount over the next 12 months and the remainder thereafter. During the fiscal years ended March 31, 2025, 2024, and 2023, revenue recognized for performance obligations satisfied in prior periods was not material.
6.    Collaborations
GlaxoSmithKline Agreement and Subsequent Amendments
In July 2018, the Company and an affiliate of GlaxoSmithKline (“GSK”) entered into a four-year exclusive drug discovery and development collaboration agreement, amended in 2019 and 2021, respectively (as amended, the “original GSK Agreement”) for collaboration on identification and development of therapeutic agents with a unilateral option for GSK to extend the term for an additional year. In January 2022, GSK elected to exercise the option to extend the exclusive target discovery term for an additional year to July 2023, after which it expired under the original GSK Agreement.
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
In October 2023, the Company entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in the Company’s database (the “New Data”), as well as access to certain Company research services with respect to such New Data in return for a $20.0 million data access fee, which the Company received during fiscal 2024. The license to the New Data will expire one year from the date GSK provides the Company with a notice that GSK was ready to use the New Data(the “Data Use Notice”); in September 2024, the Company and GSK agreed to extend the deadline for the Data Use Notice from September 30, 2024 to October 28, 2024. Revenue attributable to the New Data license was accounted for upon the satisfaction of performance obligations and was recognized upon the Company’s receipt of the Data Use Notice from GSK, which occurred on October 28, 2024. Revenue attributable to research services will be recognized as the performance obligation is satisfied using an input method to measure progress. The Company believes that actual hours incurred relative to contractually agreed upon hours is the most accurate measurement of progress for the input method. As of March 31, 2025, deferred revenue associated with the New Data access was $0.3 million. The license to the New Data will expire on October 28, 2025.
Pursuant to the 2023 GSK Amendment, the Company opted-out of cost-sharing and other research and development obligations with respect to three programs initiated by GSK and the Company under the original GSK Agreement. The Company will retain rights to receive low to mid-single digit royalties on net sales of products developed in these three programs.
The Company recognized research services revenue related to the original GSK Agreement of nil, $11.8 million and $47.4 million during the fiscal years ended March 31, 2025, 2024 and 2023, respectively. The Company recognized $19.7 million in research services revenue related to the 2023 GSK Amendment during the fiscal year ended March 31, 2025, but did not recognize any such revenue during the fiscal years ended March 31, 2024 and 2023.
As of March 31, 2025 and 2024, the Company had deferred revenue of $0.3 million and $20.0 million, respectively, related to the 2023 GSK Amendment. Cost-sharing amounts incurred prior to the identification of targets included in cost of revenue were nil, $0.3 million and $0.5 million during the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
Cost-sharing amounts incurred subsequent to the identification of targets were $0.5 million, $12.8 million and $10.7 million during the fiscal years ended March 31, 2025, 2024 and 2023, respectively, included within net loss from discontinued operations within the consolidated statement of operations and comprehensive loss. As of March 31, 2025 and 2024, the Company had $2.3 million and $10.6 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within liabilities subject to compromise on the consolidated balance sheets.
GSK’s affiliate, Glaxo Group Limited, is considered as a related party to the Company. See Note 20, “Related Party Transactions,” for additional details.
7.    Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the CODM in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Through her resignation effective March 23, 2025, the Company’s CODM was Anne Wojcicki, the Company’s former Chief Executive Officer and President. Upon Ms. Wojcicki’s resignation, Joseph Selsavage, the Company’s current Chief Financial and Accounting Officer, was appointed interim Chief Executive Officer and President, and became the Company’s CODM.
The Company’s CODM makes decisions regarding resource allocation and performance assessment using net loss from continuing operations as presented within the consolidated statement of operations and comprehensive loss. Significant expenses within net loss from continuing operations that are regularly provided to CODM and are included in the reported measure of segment profit or loss include: cost of revenue, research and development expenses, sales and marketing expenses, general and administrative expenses, restructuring and other exit expenses, and goodwill impairment expense, which are each separately presented on the Company’s consolidated statement of operations and comprehensive loss. Other segment items within net loss from continuing operations include: interest income, net, other income (expense), net, reorganization items, and income tax provision (benefit).
The CODM uses net loss from continuing operations to assess performance, evaluate cost optimization, and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. As such, the Company has determined that it operates as one operating and reportable segment.
For information about how the Company derives revenue and major customers, as well as the Company’s accounting policies, see Note 2, “Summary of Significant Accounting Policies.” Revenue from customers by service and by geographical region can be found in the revenue recognition disclosures in Note 5, “Revenue.”
The Company does not disclose segment information by asset, as the CODM does not review or use it to allocate resources or to assess the operating results and financial performance. The measure of segment assets is reported on the consolidated balance sheets as total assets. Substantially all of the Company’s long-lived assets, including property and equipment, net of depreciation and amortization, and operating lease right-of-use assets, were located in the United States during the periods presented.
8.    Variable Interest Entities
Through the Lemonaid Acquisition in November 2021, the Company has service agreements with PMCs and Affiliated Pharmacies. In order for customers to obtain a prescription, customers must complete a consultation through the Company’s website or app with an appropriately licensed medical provider from one of the PMCs. A customer will receive an electronic prescription that will be sent to an Affiliated Pharmacy, or a pharmacy of the customer’s choice, only if the medical provider believes such medical treatment of the customer is safe and appropriate. On February 15, 2024, the Company acquired the active Affiliated Pharmacies. These Affiliated Pharmacies are 100% wholly owned by the Company and no longer treated as Variable Interest Entities. There was no impact to the Company’s consolidated financial statements as a result of these entities being acquired by the Company. The Company provides services pursuant to contracts with the PMCs which employ licensed medical providers to provide telehealth medical services. The PMCs were designed and structured to comply with the relevant laws and regulations governing professional medical practice, which generally prohibit the practice of medicine by lay persons or corporations. To satisfy these regulatory requirements, all of the issued and outstanding equity interests of the PMCs are owned by an appropriately licensed medical professional nominated by the Company (the “Nominee Shareholder”). The Company executes with each PMC an MSA, which provides for various administrative, technological, and management services to be provided by the Company to the PMCs, licenses certain Company intellectual property to the PMC, and gives the Company rights to impose certain restrictions and conditions of ownership or transfer of the PMC equity by the Nominee Shareholder. The Company provides all of the necessary capital for the operations of the PMCs through loans to the PMCs. The Company also has exclusive responsibility for the provision of all nonmedical services including operation of all technology platforms used by the PMCs or customers to complete a medical consultation with a Provider, handling all financial transactions and day-to-day operations of each PMC, providing regulatory guidance to the PMCs in establishing telehealth policies and protocols consistent with state and federal law, and making recommendations to the PMCs in establishing the guidelines for employment and compensation of the medical professionals of each PMC. In addition, the MSA provides that the Company has the power and authority to change the Nominee Shareholder upon termination of the MSA, including for convenience upon 180 days prior notice, or other enumerated events, and designate a new Nominee Shareholder, which further constrains the Nominee Shareholder’s rights to returns of the PMC. The Nominee Shareholders, notwithstanding their legal form of ownership of equity interests in the PMCs, have no substantive profit-sharing rights in the PMCs. The Company has also entered into similar MSAs with the Affiliated Pharmacies. The Affiliated Pharmacies are licensed pharmacies primarily responsible for providing prescription fulfillment services to the Company’s customers. The Company provides management and administrative services to the Affiliated Pharmacies comparable to the services it provides to the PMCs, except that the Company is the sole provider of professional staffing services required to operate the Affiliated Pharmacies. Under the terms of the MSAs with the Affiliated Pharmacies, the Nominee Shareholders, notwithstanding their legal form of ownership of equity interests in the Affiliated Pharmacies, have no substantive profit-sharing rights in the Affiliated Pharmacies. Based upon the provisions of these agreements, the Company determined that the PMCs and Affiliated Pharmacies are VIEs (the Affiliated Pharmacies were VIEs through February 15, 2024) due to the respective equity holders having nominal capital at risk, and the Company has a variable interest in each of the PMCs and Affiliated Pharmacies. The Company consolidated the PMCs and Affiliated Pharmacies under the VIE model since the Company has the power to direct activities that most significantly impact the VIEs’ economic performance and the right to receive benefits or the obligation to absorb losses that could potentially be significant to the VIEs. Under the VIE model, the Company presents the results of operations and the financial position of the VIEs as part of the consolidated financial statements of the Company.

Furthermore, as a direct result of the financial support the Company provides to the VIEs (e.g., loans), the interests held by holders lack economic substance and do not provide them with the ability to participate in the residual profits or losses generated by the VIEs. Therefore, all income and expenses recognized by the VIEs are allocated to the Company’s stockholders.
The aggregate carrying value of total assets and total liabilities included on the consolidated balance sheets for the VIEs after elimination of intercompany transactions were not material as of March 31, 2025 and 2024. Total revenue included on the consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $3.5 million and $30.2 million for the fiscal years ended March 31, 2025 and 2024, respectively. The Company maintains the ability to control the VIEs, is entitled to substantially all of the economic benefits from the VIEs, and is obligated to absorb all expected losses of the VIEs.
9.    Fair Value Measurements
Recurring Fair Value Measurements
The following table presents information about the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2025 and 2024:

	March 31, 2025				March 31, 2024
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial Assets:
Money market funds	$—	$—	$—	$—	$211,000	$211,000	$—	$—
Total financial assets	$—	$—	$—	$—	$211,000	$211,000	$—	$—
The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date as of March 31, 2025 and 2024.
As of March 31, 2024, cash equivalents consisted of money market funds and were classified within Level 1 of the fair value hierarchy because they were valued using quoted market prices in active markets.
The Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value during the fiscal years ended March 31, 2025 and 2024. As of March 31, 2025, the Company liquidated its money market funds to comply with restrictions under the Chapter 11 Cases. As a result, no recurring fair value measurements for continuing operations were required during the year ended March 31, 2025
Nonrecurring Fair Value Measurements
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
Subsequent to the annual impairment testing, in connection with the preparation of the financial statements for the fiscal year ended March 31, 2024, the Company identified a further sustained decline in market capitalization, based on our publicly quoted share price, requiring an interim impairment test of goodwill as of March 31, 2024. The Company performed an interim step one quantitative test for its former Consumer and Research Services segment and determined that the estimated fair value of the reporting unit was less than its carrying value. The Company utilized the market approach to perform its goodwill impairment test as of March 31, 2024. Based on the result of interim goodwill impairment test as of March 31, 2024, the Company recorded an additional non-cash, pre-tax goodwill impairment charge of

$152.9 million to write off the remaining balance of the former Consumer and Research Services reporting segment’s goodwill, resulting in a total goodwill impairment charge of $351.7 million for the fiscal year ended March 31, 2024. As of March 31, 2024, the Company’s goodwill was fully impaired and no balance remained.
For the fiscal year ended March 31, 2024, the goodwill impairment charges were included in the consolidated statements of operations and comprehensive loss. There were no impairment charges to goodwill for the fiscal years ended March 31, 2025 and 2023.
During the year ended March 31, 2023, the Company recorded a $10.0 million impairment charge to write down the value of an acquired intangible asset to its estimated fair value within sales and marketing expenses in its consolidated statements of operations and comprehensive loss. See Note 10, “Balance Sheet Components — Intangible Assets, Net,” for additional information. No nonrecurring fair value measurements for continuing operations were required during the year ended March 31, 2025.
10.    Balance Sheet Components
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consisted of the following:

	March 31, 2025	March 31, 2024
	(in thousands)
Prepaid expenses	$8,827	$7,896
Insurance receivables	18,497	2,188
Advances to employees	3,101	—
Other receivables	1,379	3,563
Other current assets	2,826	1,794
Prepaid expenses and other current assets	$34,630	$15,441
Property and Equipment, Net
Property and equipment, net consisted of the following:

	March 31, 2025	March 31, 2024
	(in thousands)
Computer equipment and software	$2,713	$7,347
Laboratory equipment and software	34,681	34,539
Furniture and office equipment	836	7,416
Leasehold improvements	967	31,250
Capitalized asset retirement obligations	—	853
Property and equipment, gross	39,197	81,405
Less: accumulated depreciation and amortization	(37,939)	(58,906)
Property and equipment, net	$1,258	$22,499
Depreciation and amortization expense was $4.6 million, $7.8 million and $10.6 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively. For the fiscal years ended March 31, 2025 and 2024, the Company wrote off fully depreciated property and equipment, which is no longer in use, with a cost basis of $11.7 million and $4.5 million, respectively. In connection with the Chapter 11 Cases and the abandonment of the Sunnyvale Facility (as defined below), the Company wrote off leasehold improvements and recorded impairment losses of $16.5 million within restructuring and other charges in the consolidated statements of operations and comprehensive loss for the fiscal year ended March 31, 2025. The Company also disposed of certain computer equipment and software, furniture and office equipment and recorded gain on disposal of property and equipment of $0.4 million within general and administrative expense in the consolidated statements of operations and comprehensive loss for the fiscal year ended March 31, 2025. There were no impairments to property and equipment for the fiscal year ended March 31, 2024, and only an immaterial impairment for the fiscal year ended March 31, 2023.

Operating Lease Right-Of-Use Assets, Net
Operating lease right-of-use assets, net consisted of the following:

	March 31, 2025	March 31, 2024
	(in thousands)
Operating lease right-of-use assets	2,408	56,662
Less: accumulated amortization	(1,875)	(18,533)
Operating lease right-of-use assets, net	533	38,129
See Note 12, "Leases" for information related to impairment to ROU assets from continuing operations.
Internal-Use Software, Net
Internal-use software, net consisted of the following:

	March 31, 2025	March 31, 2024
	(in thousands)
Capitalized internal-use software	$41,633	$35,918
Less: accumulated amortization	(22,237)	(15,402)
Internal-use software, net	$19,396	$20,516
During the fiscal years ended March 31, 2025, 2024, and 2023, the Company capitalized $7.9 million, $12.1 million, and $10.8 million respectively, in internal-use software, including $1.9 million, $3.6 million, and $3.2 million, respectively, of stock-based compensation expense. For the fiscal years ended March 31, 2025, 2024 and 2023, amortization and impairment of internal-use software was $9.0 million, $6.3 million and $4.8 million, respectively.
In addition, during the fiscal year ended March 31, 2024, the Company wrote-off $1.1 million of internal-use software related to the disposition of Lemonaid Health Limited; refer to Note 19, “Disposition of Subsidiary,” for additional information. During the fiscal years ended March 31, 2025, 2024 and 2023, the Company recorded immaterial impairment charges related to internal-use software that will not be utilized in the future.
Intangible Assets, Net
Intangible assets, net consisted of the following:

	March 31, 2025
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.0	$14,900	$(14,900)	$—
Partnerships	6.6	9,000	(3,075)	5,925
Trademark	1.6	11,000	(7,517)	3,483
Developed technology	3.6	24,100	(11,763)	12,337
Non-compete agreements	1.6	2,800	(1,913)	887
Patents	3.6	5,500	(2,797)	2,703
Total intangible assets		$67,300	$(41,965)	$25,335

	March 31, 2024
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.0	$14,900	$(14,900)	$—
Partnerships	7.6	9,000	(2,175)	6,825
Trademark	2.6	11,000	(5,317)	5,683
Developed technology	4.6	24,100	(8,320)	15,780
Non-compete agreements	2.6	2,800	(1,353)	1,447
Patents	4.5	5,500	(1,980)	3,520
Total intangible assets		$67,300	$(34,045)	$33,255
Amortization expense for intangible assets was $7.9 million, $12.3 million and $17.3 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
During the third quarter of the fiscal year ended March 31, 2023, due to decreased revenue associated with a delayed product launch and margin forecasts for the U.K. partnership business, the Company performed an interim quantitative impairment test for the U.K. partnership asset group as of December 31, 2022. The fair value of the asset group was calculated using a discounted cash flow and was determined to be lower than its carrying value. As a result, the Company recorded a $10.0 million impairment charge to write down the value of the partnership intangible asset to its estimated fair value. The charge was recorded within sales and marketing expenses in its consolidated statements of operations and comprehensive loss.
There was no impairment to intangible assets during the years ended March 31, 2025 and 2024.
Estimated future amortization expense of the identified intangible assets as of March 31, 2025 was as follows:

Estimated Amortization
(in thousands)
Fiscal years ending March 31,
2026	$7,919
2027	6,769
2028	5,006
2029	3,175
2030	993
Thereafter	1,473
Total estimated future amortization expense	$25,335

Accrued Expense and Other Current Liabilities
Accrued expense and other current liabilities consisted of the following:

	March 31, 2025	March 31, 2024
	(in thousands)
Accrued payables	4,221	$9,623
Accrued settlement and legal expenses	1,210	3,260
Accrued compensation and benefits	3,444	3,725
Accrued vacation	68	6,528
Accrued bonus	6,123	6,588
Accrued taxes and other	433	1,108
Total accrued expenses and other current liabilities	15,499	$30,832
Liabilities Subject to Compromise
For information regarding the components of liabilities subject to compromise, see Note 3, “Bankruptcy Proceedings.”
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
In November 2024, the Company’s Board of Directors approved the November 2024 Reduction in Force, which, as previously disclosed, represented a reduction of approximately 40% of the Company’s workforce and also included the closure of substantially all operations in the Company’s Therapeutics operating segment. The November 2024 Reduction Plan is intended to restructure and strategically align the Company’s workforce and organization with the Company’s current strategy and to reduce the Company’s operating costs. The Company completed the November 2024 Reduction Plan substantially during the third fiscal quarter, with certain affected employees retained through a transition period until the end of fiscal 2025.
During the fiscal years ended March 31, 2025 and 2024, the Company recorded restructuring charges of $61.4 million and $4.6 million, respectively, related to continuing operations within restructuring and other charges in the consolidated statements of operations and comprehensive loss, of which $8.8 million and $4.0 million, respectively, were related to cash severance payments and benefits continuation, and $2.1 million and $0.6 million, respectively, to stock-based compensation related to equity modifications in connection with the reductions in force. There were no restructuring and other charges incurred during fiscal 2023.

The following table shows the total amount incurred and accrued related to one-time employee termination benefits from continuing operations:

One-Time Employee Termination Benefits
(in thousands)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2024	$—
Restructuring charges incurred during the period	10,866
Amounts paid during the period	(10,649)
Accrued restructuring costs included in accrued expenses and other current liabilities as of March 31, 2025	$217
The Company does not expect to incur any further material expenses in connection with these reductions in force.
12.    Leases
The Company has entered into operating leases for its corporate offices and storage spaces, with remaining contractual periods ranging from 0.8 years to 6.3 years. For the Company’s facility in Sunnyvale, California (the “Sunnyvale Facility”), there was an option to extend the lease for a period of seven years. However, in March 2025, in connection with the Chapter 11 Cases, the Company abandoned the Sunnyvale Facility. As a result, the Company determined to record a lease abandonment charge of $33.9 million to accelerate all amortization of the remaining carrying value of the operating lease ROU asset for the Sunnyvale Facility, and impairment losses of $16.5 million related to leasehold improvements for this facility. There were no impairments to ROU assets or leasehold improvements related to continuing operations for the fiscal years ended March 31, 2024 and 2023. The Company recorded the expenses associated with this facility exit in restructuring and other charges in the consolidated statements of operations and comprehensive loss. The Company did not have any finance leases as of March 31, 2025 and 2024.
In connection with the November 2024 Reduction Plan, the Company abandoned the South San Francisco Facility in December 2024. See Note 4, “Discontinued Operations,” for details.
On September 16, 2024, the Company entered into an agreement with a third party to sublease 17,312 square feet of the Sunnyvale Facility. The total rental commitment over the four-year term of the sublease is $3.2 million. The Company’s sublease agreement: (i) includes renewal and termination options; (ii) provides for customary escalations of lease payments in the normal course of business; (iii) grants the subtenant free rent for specific months during term; (iv) requires variable payments that are dependent on usage, output, or may vary for other reasons, such as insurance and tax payments; and (v) grants the subtenant title of furniture if it extends the lease. The sublease is classified as operating leases whereby sublease income is recognized on a straight-line basis over the sublease term that expires in 2028. Sublease income was $0.5 million for the fiscal year ended March 31, 2025. There was no sublease income recognized during the fiscal years ended March 31, 2024 and 2023.
The leases for the Sunnyvale Facility, including the aforementioned sublease, and the lease for the South San Francisco Facility were rejected or are subject to a pending motion to reject pursuant to the Chapter 11 Cases and related lease liabilities are included in liabilities subject to compromise on the consolidated balance sheets. The final allowed claim amounts related to these lease rejections have not yet been determined.

The components of lease costs and other information related to leases from continuing operations were as follows:

	Year Ended March 31,
	2025	2024	2023
	(in thousands, except years and percentages)
Operating lease cost	$9,200	$9,259	$9,820
Variable lease cost	4,784	3,496	4,681
Total lease cost	$13,984	$12,755	$14,501

Cash paid for amounts included in the measurement of operating lease liabilities, net	$10,141	$10,726	$10,801

Weighted average remaining lease term (years)	6.3	7.3	8.3
Weighted average discount rate	7%	8%	7%
As of March 31, 2025, the future minimum lease payments included in the measurement of the Company’s operating lease liabilities for both continuing and discontinued operations were as follows:

As of March 31, 2025
(in thousands)
Years ending March 31,
2026	$16,528
2027	15,472
2028	11,666
2029	12,016
2030	12,376
Thereafter	17,038
Total future operating lease payments	85,096
Less: imputed interest	(16,668)
Total operating lease liabilities(1)	$68,428
(1)This balance includes $60.9 million of operating lease liabilities included within liabilities subject to compromise, and $7.5 million of current and noncurrent operating lease liabilities included within total liabilities not subject to compromise, as they are substantially covered by the letters of credit associated with the Company’s Sunnyvale Facility, as reflected on the consolidated balance sheets. See Note 21, “Subsequent Events,” for additional details.
13.    Commitments and Contingencies
Non-cancelable Purchase Obligations
In the normal course of business, the Company enters into agreements containing non-cancelable purchase commitments for goods or services with various parties, which include agreements to purchase goods or services that are enforceable and legally binding to the Company. Recognition of purchase obligations occurs when products or services are delivered to the Company, generally within accounts payable, or accrued and other current liabilities. As of March 31, 2025, the Company had outstanding non-cancelable purchase obligations with a term of 12 months or longer that have not been recognized on its balance sheet, reflecting the rejection of certain executory contracts pursuant to the Chapter 11 Cases, as follows:

As of March 31, 2025
(in thousands)
Fiscal years ending March 31,
2026	$24,006
2027	19,893
2028	3,397
Total	$47,296
The amounts purchased under agreements with non-cancelable purchase obligations with a term of 12 months or longer were $21.0 million, $26.2 million and $29.9 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
Legal Matters
Cyber Incident
On October 10, 2023, the Company reported that certain information was accessed from individual 23andMe.com accounts without the account users’ authorization (the “Cyber Incident”).
As a result of the Cyber Incident, multiple class action claims have been filed against the Company in federal and state courts in California, as well as in other U.S. and international jurisdictions, and individuals have asserted or threatened arbitration claims against the Company. The Company is also responding to inquiries from various governmental officials and agencies. The federal class action claims were coordinated for pretrial proceedings by the Multidistrict Litigation Panel, and on June 5, 2024, co-lead plaintiffs’ counsel were appointed. On July 15, 2024, the Company reached an agreement in principle to settle the putative class action lawsuits currently pending in the U.S. District Court for the Northern District of California (the “Court”).
The parties executed a confidential settlement term sheet on July 29, 2024, which contemplated an aggregate cash payment by the Company of $30.0 million to settle all claims brought on behalf of all persons in the United States whose personal information was impacted by the Cyber Incident. In addition, the Company agreed to document various business practice initiatives relating to cybersecurity and provide customers with the option to enroll in a privacy and monitoring service for three years. The Company subsequently reached an agreement with the plaintiffs on all material terms, including payment of $30.0 million (the “Class Action Settlement”). On September 12, 2024, plaintiffs filed a motion asking the Court for preliminary approval of the Class Action Settlement.
On December 4, 2024, the Court granted preliminary conditional approval of the Class Action Settlement under which the Company would agree to pay $30.0 million and implement certain remedial measures to resolve all claims by U.S. customers (who do not opt out) arising out of the Cyber Incident. The Court’s order granting preliminary approval of the settlement was conditioned on the parties’ acceptance of certain modifications to the Class Action Settlement, including the exclusion from the settlement class of customers who have chosen to exercise their right to arbitrate, whether by making a demand for arbitration or by filing a formal complaint with the arbitral forum.
On March 21, 2025, the Company entered into settlements with arbitration claimants represented by Labaton Keller Sucharow LLP, Levi & Korsinsky LLP, and Milberg Coleman Bryson Phillips Grossman PLLC, (the “Arbitration Settlement”) and plaintiffs represented by Potter Handy, LLP in actions filed in the Superior Court of the State of California (the “State Court Settlement”) relating to the Cyber Incident. Pursuant to the terms of the Class Action Settlement, the Arbitration Settlement, and the State Court Settlement (collectively, the “Settlements”), the Company has agreed to pay, subject to the satisfaction of certain conditions, an aggregate of $37.5 million to settle claims relating to the Cyber Incident brought on behalf of U.S. customers (who do not opt out). The Settlements represent compromise settlements and shall not be construed as an admission of any liability or obligation whatsoever by any party to any other party or any other person or entity.
The Settlements have been reclassified as liabilities subject to compromise in accordance with ASC 852 and will be subject to claims resolution in the Bankruptcy Court. The ultimate settlement of these liabilities is subject to the outcome of the Chapter 11 Cases and may be adjusted based on claims allowed by the Bankruptcy Court. During the fiscal year ended March 31, 2025, the Company recognized $21.4 million in net expenses related to the Cyber Incident, primarily consisting of $43.6 million in legal fees incurred and estimated loss contingencies, partially offset by probable insurance recoveries of $22.2 million, within general and administrative expense in the consolidated statements of operations and comprehensive loss. As of March 31, 2025, the Company had $39.1 million of accrued expenses related to estimated loss contingencies and legal fees included in liabilities subject to compromise, offset by $18.1 million of insurance recoveries included in prepaid and other current assets in the consolidated balance sheets.
Indemnification
The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, collaborators, landlords, vendors, and contractors. Pursuant to these arrangements, the Company agrees to indemnify, defend, and hold harmless the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of the date of this filing, the Company had never incurred costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the fair value of these provisions is not material. The Company maintains insurance, including commercial general liability insurance and product liability insurance, to offset certain potential liabilities under these indemnification provisions. In addition, the Company indemnifies its officers, directors, and certain key employees against claims made with respect to matters that arise while they are serving in their respective capacities as such, subject to certain limitations set forth under applicable law, the Company’s Bylaws, and applicable indemnification agreements. As of March 31, 2025, the Company was not aware of any known events or circumstances that have resulted in a material claim related to these indemnification obligations.
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
Earn-Out Shares
On June 16, 2021, VG Acquisition Corp. (“VGAC”) and Chrome Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of VGAC (“Merger Sub”), consummated a merger with 23andMe, Inc. (the “Merger”), whereby Merger Sub merged with and into 23andMe, Inc., with 23andMe, Inc. being the surviving corporation and a wholly owned subsidiary of the Company. As of March 31, 2025 and 2024, the Class A common stock included 190,707 shares held by VGAC founders issued in connection with the Merger (“Earn-Out Shares”) that are subject to a lock-up of seven years from June 16, 2021, the closing date of the Merger. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $250.00 per share for any 20 trading days within any 30-trading-day period, and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $300.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out

Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of March 31, 2025, the Company did not meet any earn-out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such, meet the criteria for equity classification in accordance with ASC 505, Equity.
Reserve for Issuance
The Company has the following shares of Class A common stock reserved for future issuance, on an as-if-converted basis:

	March 31, 2025	March 31, 2024
Outstanding stock options	2,856,385	3,536,989
Outstanding restricted stock units	2,067,067	2,202,834
Remaining shares available for future issuance under Amended and Restated 2021 Incentive Equity Plan	3,940,534	5,563,844
Remaining shares available for future issuance under Employee Stock Purchase Plan	429,381	642,263
Total shares of common stock reserved	9,293,367	11,945,930
At-the-Market (“ATM”) Offering
On February 6, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which Cowen agreed to use reasonable efforts to sell up to $150.0 million in shares of the Class A common stock (the “ATM Shares”) from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions that the Company may impose), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and pursuant to the Shelf Registration Statement on Form S-3 (the “Shelf Registration Statement”) that the Company filed with the SEC on February 6, 2023 (the “ATM Program”). The Company agreed to pay Cowen a commission of 3.0% of the gross proceeds for the Class A common stock sold through the ATM Program. As no ATM Shares or other securities covered by the Shelf Registration Statement had been issued or sold, in connection with the Chapter 11 Cases, the Company determined to withdraw the Shelf Registration Statement. Accordingly, on June 3, 2025, the Company submitted to the SEC a request to withdraw the Shelf Registration Statement, and as of the date of this Form 10-K, the ATM Program has been terminated.
15.    Equity Incentive Plans and Stock-Based Compensation
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
In February 2022, the Compensation Committee of the Company’s Board of Directors adopted a RSU conversion and deferral program for non-employee directors. The purpose of the program is to provide non-employee directors with the option to convert all or a portion of their cash compensation into a RSU award under the Second A&R Plan and the opportunity to defer settlement of all or a portion of their RSU awards. In connection with the Resignations, the Company released all prior deferred RSU awards for the two non-employee directors who elected to defer settlement of their RSU awards. As of March 31, 2025, no non-employee directors were participating in the program.
On June 9, 2022, the Compensation Committee of the Company’s Board of Directors adopted the AIP, pursuant to which, beginning in fiscal 2023, employees and certain service providers of 23andMe, Inc. and its affiliates were eligible to receive annual incentive bonuses in the form of cash or RSUs issued by the Company under the Second A&R Plan, based upon the Company’s achievement of certain pre-established financial, operational, and/or strategic performance metrics. On June 3, 2024, the Company paid annual incentive bonuses in the form of RSUs based upon the Company’s achievement of certain pre-established performance metrics during the one-year performance period ended March 31, 2024 and as determined by the Compensation Committee of the Company’s Board of Directors. The number of RSUs granted was determined by dividing the dollar amount of the AIP annual incentive bonuses by the trailing average closing price of the Company’s Class A common stock for the 20 trading days preceding the date of payment resulting in the grant of 607,222 shares underlying fully-vested RSUs on June 5, 2024. For the one-year performance period ended March 31, 2025, based upon the Company’s achievement of certain pre-established performance metrics and as determined by the Compensation Committee of the Company’s Board of Directors, the Company expects to settle AIP annual incentive bonuses of approximately $5.3 million in cash in fiscal 2026.
The Company accounts for the RSUs issued under the AIP (the “AIP RSUs”) as liability awards, and adjusts the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. The Company recorded stock-based compensation expense from continuing operations of $5.2 million, $5.2 million and $14.9 million related to the AIP RSUs for the fiscal years ended March 31, 2025, 2024 and 2023, respectively. The Company recorded stock-based compensation expense from discontinued operations of $0.1 million, $0.7 million and $4.1 million related to the AIP RSUs for the fiscal years ended March 31, 2025, 2024 and 2023, respectively. As of March 31, 2025 and 2024, the liability of the AIP RSUs from continuing operations was $5.3 million and $5.8 million, respectively, which was included in other current liabilities on the consolidated balance sheet, and from discontinued operations was zero and $0.7 million, respectively, which was included in current liabilities from discontinued operations on the consolidated balance sheets.

Stock Option Activity
Stock option activity and activity regarding shares available for grant under the Second A&R Plan are as follows:

	Options Outstanding
	Outstanding Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except share, years, and per share data)
Balance as of March 31, 2024	3,537,668	$73.62	5.1	$306
Granted	200,990	$6.03
Exercised	(6,889)	$8.46
Canceled/forfeited/expired	(875,384)	$82.73
Balance as of March 31, 2025	2,856,385	$66.23	4.6	$—
Vested and exercisable as of March 31, 2025	2,242,451	$76.21	3.5	$—
The weighted average grant date fair value per share of options granted for the fiscal years ended March 31, 2025, 2024 and 2023 was $4.09, $17.40 and $48.49, respectively. The total intrinsic value of vested options exercised for the fiscal years ended March 31, 2025, 2024 and 2023 was immaterial, $1.4 million and $4.6 million, respectively. As of March 31, 2025, unrecognized stock-based compensation expense from continuing operations related to unvested stock options was $11.7 million, which is expected to be recognized over a weighted-average period of 2.0 years. Due to a valuation allowance on deferred tax assets, the Company did not recognize any tax benefit from stock option exercises for the fiscal years ended March 31, 2025, 2024 and 2023. The Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of stock options is being amortized on a straight-line basis over the requisite service period of the awards.
The weighted average Black-Scholes assumptions used to value stock options at the grant dates are as follows:

	Year Ended March 31,
	2025		2024		2023
	Min	Max	Min	Max	Min	Max
Expected term (years)	6.0	6.0	5.8	6.0	6.0	6.8
Expected volatility range	75%	75%	78%	79%	76%	81%
Expected weighted-average volatility	75%		79%		79%
Risk-free interest rate	3.5%	3.9%	3.6%	4.4%	2.8%	4.2%
Expected dividend yield	—	—	—	—	—	—
Restricted Stock Units
The following table summarizes the RSU activity under the equity incentive plans and related information:

	Unvested RSUs	Weighted-Average Grant Date Fair Value Per Share
Balance as of March 31, 2024	2,203,078	$45.86
Granted	3,797,604	$8.36
Vested	(2,457,795)	$28.51
Canceled/forfeited	(1,475,820)	$19.65
Balance as of March 31, 2025	2,067,067	$16.31

As of March 31, 2025, unrecognized stock-based compensation expense from continuing operations related to outstanding unvested RSUs was $30.7 million, which is expected to be recognized over a weighted-average period of 2.6 years.
Stock Subject to Vesting
In November 2021, in connection with the Lemonaid Acquisition, the Company granted 187,352 shares of Class A common stock with an aggregate grant date fair value of $43.9 million to two recipients, each of whom was a former stockholder and officer of Lemonaid Health (each, a “Former Lemonaid Officer”) and each of whom, following the closing of the Lemonaid Acquisition, joined the Company’s management team. The shares were scheduled to vest over a four-year period in quarterly installments beginning on February 1, 2022, subject to the respective recipient’s continued employment with the Company. In connection with the Lemonaid Acquisition, each of these recipients entered into a relinquishment agreement that provides that during the four-year period that commenced on November 1, 2021 (the “Protection Period”), the Company will not (i) terminate the recipient’s employment without cause, (ii) materially reduce the recipient’s base salary or the benefits to which similarly-situated executive employees of the Company or the Company’s subsidiaries are entitled, other than a broad-based reduction to the same extent that applies to such similarly-situated executive employees, or (iii) relocate the recipient’s principal place of employment to a location outside of a 50-mile radius of their current principal place of employment. If any such event occurs during the Protection Period or in the event of recipient’s death or disability, then the unvested portion(s) of these awards will immediately vest.
During the fiscal year ended March 31, 2024, the employment of two of the Former Lemonaid Officers terminated, which resulted in $25.1 million of stock-based compensation expense related to these awards recognized within general and administrative expenses within the consolidated statement of operations and comprehensive loss. The Company recognized total stock-based compensation expense related to these awards of $28.4 million and $11.0 million for the fiscal years ended March 31, 2024 and 2023, respectively, within general and administrative expenses. As of March 31, 2024, there was no remaining unamortized stock-based compensation expense associated with these awards.
Employee Stock Purchase Plan
On June 10, 2021, the shareholders of VGAC approved the Company’s ESPP. As a result of the Reverse Stock Split, on October 16, 2024, the Company amended and restated the ESPP, to reflect, pursuant to the provisions of Sections III.C and X thereof, the proportionate adjustment of the number of shares of Company’s Class A common stock authorized and available for issuance under the ESPP to 580,456 shares using the same one-for-twenty ratio used to consummate the Reverse Stock Split (the “A&R ESPP”). Additionally, Section III.B of the ESPP, which provides for the automatic annual increase in the number of shares available for issuance under the ESPP, was revised to make proportionate adjustments to reflect the Reverse Stock Split. Accordingly, the number of shares of the Company’s Class A common stock reserved for issuance will automatically increase on January 1 of each calendar year, beginning on January 1, 2025, by the lesser of (i) an amount equal to one percent 1% of the total number of shares of Class A and Class B common stock outstanding as of the last day of the immediately preceding December 31st, (ii) 250,000 shares, or (iii) a lesser number of shares as determined by the Board of Directors in its discretion. No other material modifications or amendments were made to the ESPP.
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
The Company estimated the fair value of the shares issued pursuant to the A&R ESPP using the Black-Scholes option-pricing model. The fair value is amortized on a straight-line basis over the requisite service period, which is the withholding period. During the fiscal years ended March 31, 2025, 2024 and 2023, 212,862, 266,473 and 132,141 shares of the Company’s Class A common stock, respectively, were purchased under the A&R ESPP, at an average exercise price of $2.88, $12.24 and $48.92, respectively.
The per share weighted average grant date fair value of shares issued pursuant to the A&R ESPP for the fiscal years ended March 31, 2025, 2024 and 2023 was $2.52, $8.74 and $27.02, respectively, using the following assumptions:

	Year Ended March 31,
	2025		2024		2023
	Min	Max	Min	Max	Min	Max
Expected term (years)	0.5	1.0	0.5	1.0	0.5	1.0
Expected volatility range	76%	77%	67%	99%	78%	109%
Expected weighted-average volatility	76%		70%		96%
Risk-free interest rate	4.4%	4.8%	4.9%	5.5%	3.3%	5.2%
Expected dividend yield	—	—	—	—	—	—
The Company suspended purchases under the A&R ESPP plan effective March 1, 2025.
Stock-Based Compensation
Total stock-based compensation expense from continuing operations, including stock-based compensation expense related to awards classified as liabilities, was included in costs and expenses as follows:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Cost of service revenue	$2,820	$4,908	$9,513
Cost of product revenue	1,424	1,683	1,917
Research and development	24,804	26,007	31,377
Sales and marketing	6,502	6,853	8,976
General and administrative (1)	21,622	68,416	48,198
Restructuring and other charges (2)	2,113	631	—
Total stock-based compensation expense	$59,285	$108,498	$99,981
(1)     Includes $32.8 million of stock-based compensation charges related to the termination of two Former Lemonaid Officers during the fiscal year ended March 31, 2024.
(2)     In connection with the November 2024 Reduction in Force, the Company approved the modification of equity awards with regard to the acceleration of certain non-vested awards as part of the termination of employment for approximately 206 effected employees. The Company accounted for the award modifications under ASC Topic 718, Compensation – Stock Compensation, and recorded $2.1 million of stock-based compensation modification expense from continuing operations related to the November 2024 Reduction in Force during the fiscal year ended March 31, 2025.
Total stock-based compensation expense from discontinued operations was $2.7 million, $11.7 million and $16.0 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.
16.    Net Loss Per Share Attributable to Common Stockholders
The Company has two classes of common stock and, as such, applies the two-class method of computing earnings per share. As the rights are identical, including liquidation and dividend rights, except the Company’s Class B common stock has additional voting rights and is convertible at any time at the option of the holder into Class A common stock, and is automatically converted into Class A common stock upon transfer (except for certain permitted transfers), the net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A and Class B common stock under the two-class method.
No dividends were declared or paid for the fiscal years ended March 31, 2025, 2024 and 2023.

The Company’s stock options, RSUs, restricted stock awards subject to vesting, estimated RSUs to be issued under the AIP and estimated shares to be issued under the ESPP are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Net loss attributable to common stockholders was equivalent to net loss for all periods presented.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Year Ended March 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net loss from continuing operations	$(164,247)	$(70,949)	$(367,252)	$(199,689)	$(125,145)	$(85,549)
Net loss from discontinued operations	(31,906)	(13,783)	(64,624)	(35,139)	(59,967)	(40,995)
Net loss attributable to common stockholders	$(196,153)	$(84,732)	$(431,876)	$(234,828)	$(185,112)	$(126,544)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	18,029,140	7,787,977	15,416,522	8,382,592	13,408,859	9,166,360
Net loss per share attributable to common stockholders:
Net loss per share from continuing operations, basic and diluted	$(9.11)	$(9.11)	$(23.82)	$(23.82)	$(9.33)	$(9.33)
Net loss per share from discontinued operations, basic and diluted	(1.77)	(1.77)	(4.19)	(4.19)	(4.47)	(4.47)
Net loss per share attributable to common stockholders, basic and diluted	$(10.88)	$(10.88)	$(28.01)	$(28.01)	$(13.80)	$(13.80)
The potential shares of Class A common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive were as follows:

	Year Ended March 31,
	2025	2024	2023
Outstanding stock options	2,856,385	3,536,989	3,402,538
Unvested restricted stock units	2,067,067	2,202,834	1,328,128
Shares subject to vesting	—	—	128,804
AIP RSUs	—	655,820	423,042
ESPP	—	128,075	146,860
Total	4,923,452	6,523,718	5,429,372
17.    Retirement Benefit Plans
The Company has established a 401(k) retirement plan that allows participating employees in the U.S. to contribute as defined by the terms of the plan and subject to the limitations under Section 401(k) of the Code. Prior to January 1, 2025, the Company matched the greater of 100% of the first 2% or 100% of the first $2,300 (subject to annual compensation and contribution limits) of employee contributions. Effective January 1, 2025, the Company matches 100% of the first 2% of compensation deferred by participating employees (subject to annual compensation and/or contribution limits/requirements). The Company recognized matching contributions cost of $2.3 million, $2.7 million and $2.6 million for the fiscal years ended March 31, 2025, 2024 and 2023, respectively.

18.    Income Taxes
The components of the Company’s loss before income taxes are summarized as follows:

	Year Ended March 31,
	2025	2024	2023
	(in thousands)
Domestic	$(280,926)	$(663,740)	$(292,730)
Foreign	—	(2,891)	(21,698)
Loss before income taxes	$(280,926)	$(666,631)	$(314,428)
There has historically been no federal provision for income taxes because the Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets. In the fiscal year ended March 31, 2025 and 2024, the Company had an immaterial income tax (benefit) provision. During the fiscal year ended March 31, 2023, the Company recognized a deferred foreign income tax benefit of $2.8 million related to the reversal of a deferred tax liability related to U.K. intangibles acquired in the Lemonaid Acquisition.
A reconciliation of income tax (benefit) computed at the statutory federal tax rate to the effective income tax rate is summarized as follows:

	Year Ended March 31,
	2025	2024	2023
Statutory federal tax expense rate	21%	21%	21%
Non-deductible stock-based compensation	(6%)	(3%)	(4%)
Goodwill impairment	—%	(11%)	—%
Change in valuation allowance	(14%)	(6%)	(16%)
Other	(1%)	(1%)	—%
Effective tax rate	—%	—%	1%

Deferred income taxes result from differences in the recognition of revenue and expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. The components of the Company's deferred tax assets and liabilities as of March 31, 2025 and 2024 were as follows:

	March 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$309,739	$280,549
Capitalized research and development expenses	63,445	48,027
Accruals and reserves	1,692	4,237
Stock-based compensation	8,260	13,397
Deferred revenue	11,996	17,570
Operating lease liabilities	16,635	17,966
Property and equipment	980	1,192
Capital loss carryover	5,289	5,109
Cyber Incident accrual	5,098	—
Other	314	303
Gross deferred tax assets	423,448	388,350
Valuation allowance	(412,860)	(364,871)
Total deferred tax assets	10,588	23,479
Deferred tax liabilities:
Prepaid expenses	(934)	(783)
Intangibles	(9,524)	(11,215)
Operating lease right-of-use assets	(130)	(11,481)
Gross deferred tax liabilities	(10,588)	(23,479)
Net deferred taxes	$—	$—
The Company maintains a full valuation allowance on the remaining net deferred tax assets of the U.S. entity as it is more likely than not that the Company will not realize the deferred tax assets. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Code and similar state provisions.
As of March 31, 2025, the Company had $1.3 billion of federal and $814.0 million of state net operating loss carryforwards available to reduce future taxable income, which will begin to expire in 2026 for federal and state tax purposes. Included in the $1.3 billion carryover losses is $900.0 million of net operating losses with an indefinite life. The Company does not have any federal and state research and development tax credit carryforwards. As of March 31, 2025, the Company had $21.8 million capital loss carryforward, which will begin to expire in 2029. The change in the valuation allowance in the current year was an increase of $48.0 million primarily related to the increase of current year losses.
The Tax Reform Act of 1986 and similar California legislation impose substantial limitations on the utilization of net operating loss and tax credit carryforwards, if there is a change in ownership as provided by Section 382 of the Code and similar state provisions. Such a limitation could result in the expiration of the net operating loss carryforwards and tax credits before utilization. We completed a Section 382 study through December 31, 2024 which did not identify any ownership changes which would limit our ability to utilize net operating losses or tax attributes prior to expiration. Further ownership changes subsequent to December 31, 2024 may be identified which could result in limitations to the amount of net operating losses and tax attributes which may be utilized prior to expiration.
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

The Company had no unrecognized tax benefits for the fiscal years ended March 31, 2025, 2024 and 2023.
The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the fiscal years ended March 31, 2025, 2024 and 2023, the Company recognized no interest and penalties associated with the unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. If recognized, there would be no impact on the Company’s effective tax rate due to its valuation allowance.
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
In 2021, the Organization for Economic Cooperation and Development developed guidance on Base Erosion and Profit Sharing Pillar Two Model Rules (“Pillar Two”), which addresses corporate tax planning strategies used by some large multinational corporations to shift profits from higher-tax jurisdictions to lower-tax jurisdictions or zero-tax locations. This guidance imposes a 15% minimum tax on the earnings of large multinational corporations. The Company does not currently operate in any jurisdictions in which Pillar Two is expected to be effective in 2025. The Company does not expect these rules to have a significant impact on its effective tax rate or its consolidated financial statements.
19.    Disposition of Subsidiary
On August 1, 2023, the Company completed the sale of Lemonaid Health Limited, its wholly-owned, indirect U.K. subsidiary. Lemonaid Health Limited was not a significant subsidiary, and the disposition of Lemonaid Health Limited did not constitute a strategic shift that would have a major effect on the Company’s operations or financial results. As a result, the results of operations for Lemonaid Health Limited were not reported as discontinued operations under the guidance of ASC 205. During the fiscal year ended March 31, 2024, the Company recorded $2.4 million of loss on the disposition of Lemonaid Health Limited and transaction-related costs within general and administrative expenses. There were no charges incurred during the fiscal year ended March 31, 2025.
20.    Related Party Transactions
As described in Note 6, “Collaborations,” in July 2018, the Company and GSK entered into the original GSK Agreement, and there were transactions with GSK during the fiscal years ended March 31, 2025, 2024 and 2023. At the time the original GSK Agreement was entered into, GSK also purchased shares of Series F-1 redeemable convertible preferred stock of 23andMe, Inc. These shares were converted into a like number of shares of 23andMe, Inc. Class B common stock immediately prior to the Merger and were exchanged pursuant to the share conversion ratio provided for in the Merger agreement, which the Company entered into with VGAC on February 4, 2021 and amended on February 13, 2021 and March 25, 2021, into shares of the Company’s Class B common stock. GSK had a 21.7% and 19.9% voting interest in the Company as of March 31, 2025 and 2024, respectively.
The Anne Wojcicki Foundation, which subscribed for 125,000 shares of the Company’s Class A common stock in the PIPE investment in connection with the Merger, is affiliated with the Company’s co-founder, former chief executive officer, and current member of the Board of Directors, Anne Wojcicki, and therefore a related party.
In January 2024, the Company entered into a research services agreement (the “TWF Agreement”) and related statement of work (the “initial SOW”) with the Troper Wojcicki Foundation (“TWF”) with the goal of expanding scientific knowledge in the field of lung cancer using the Company’s phenotype and genotype data to build large scale research cohorts. At the time, Susan Wojcicki was a director and officer of TWF, and a sibling of the Company’s former CEO and current member of the Board of Directors, Anne Wojcicki, and therefore the Company determined that TWF is a related party. The TWF Agreement has a term of five years through December 21, 2028. The fees under the initial SOW are $5.4 million, payable in installments over the term of the TWF Agreement, with certain payments being subject to the achievement of specified milestones. The Company recognized revenue from the TWF Agreement of $0.7 million and $0.3 million during the fiscal years ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and 2024, the Company had deferred revenue of $1.4 million and $1.0 million, respectively, associated with the TWF Agreement.

21.    Subsequent Events
DIP Credit Agreement
On April 28, 2025, the Debtors entered into the DIP Credit Agreement with JMB, pursuant to which, and subject to the satisfaction of certain conditions, JMB provided new financing commitments under the DIP Facility. The Company’s entry into the DIP Credit Agreement was approved by the Bankruptcy Court on April 23, 2025. Under the DIP Facility, (i) up to $10.0 million (the “Initial DIP Commitment”) became available following Bankruptcy Court approval of the DIP Credit Agreement on a final basis (the “Final DIP Order”), and (ii) up to $25.0 million (the “Delayed Draw DIP Commitment” and, together with the Initial DIP Commitment, the “DIP Commitments”) became available on May 16, 2025 upon the execution and delivery to JMB of an Acceptable Binding Bid (as defined in the DIP Credit Agreement). The DIP Credit Agreement is secured by substantially all of the assets of the Debtors.
Borrowings under the DIP Facility bear interest at the rate of 14.0%, which, together with certain fees payable in connection with the DIP Facility, are payable in cash. Upon entry of the Final DIP Order, JMB earned an exit fee (the “Exit Fee”) equal to the sum of, without duplication, (i) following entry of the Final DIP Order, 4.0% of the Initial DIP Commitment, and (ii) following the earlier of (x) execution and delivery to JMB of an Acceptable Binding Bid or (y) the announcement of a Successful Bid (as defined in the DIP Credit Agreement), 4.0% of the Delayed Draw DIP Commitment. The Exit Fee shall be due and payable upon the earliest of (i) the scheduled maturity date of September 30, 2025 (the “Scheduled Maturity Date”), (ii) payment in full of the loans, and (iii) on a pro rata basis for any voluntary prepayment of the loans. Prior to entry of the Final DIP Order, in accordance with the Bankruptcy Court’s Approval Order, the Debtors paid to JMB (i) a commitment fee equal to 2.0% of the DIP Commitments and (ii) a work fee equal to $100,000, in each case, in cash.
The DIP Credit Agreement includes customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the Debtors ability to, among other things, incur additional indebtedness, create liens on assets, make investments, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions, use the proceeds of the DIP Facility for any purpose not permitted by the DIP Credit Agreement, and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP Credit Agreement will also terminate and all obligations thereunder will become due on the date that is the earliest of: (i) the Scheduled Maturity Date, (ii) the effective date of any plan of reorganization under Chapter 11 of the Bankruptcy Code for the Company or any other Debtor, (iii) consummation of a sale or other disposition of all or substantially all assets of the Debtors, taken as a whole, under Section 363 of the Bankruptcy Code, (iv) the date of acceleration or termination of the DIP Facility following the occurrence and during the continuation of an Event of Default in accordance with the terms of the DIP Credit Agreement, and (v) dismissal of any Chapter 11 Case or conversion of any Chapter 11 Case into a case under Chapter 7 of the Bankruptcy Code.
On May 5, 2025, the Company received $10.0 million in borrowings under the DIP Facility, which has been or will be used (i) to pay amounts, fees, costs and expenses related to the Chapter 11 Cases or payable under the DIP Credit Agreement and (ii) for working capital and general corporate purposes. On June 5, 2025, the Debtors and JMB executed a second amendment to the DIP Credit Agreement, which, among other things, increased the commitments under the DIP Facility to $60.0 million.
Sunnyvale Lease Letter of Credit
In April 2025, in connection with the Chapter 11 Cases, the Sunnyvale Facility landlord has elected to draw down in full the letters of credit associated with the Company’s Sunnyvale Facility operating lease agreement, resulting in a $7.3 million reduction in the Company's restricted cash balance.
Planned Sale of Substantially all Assets to Regeneron
On March 28, 2025, the Bankruptcy Court entered an order (the “Bidding Procedures Order”) (i) approving procedures to govern the sale of all or substantially all of the Debtors’ assets (the “Asset Sale”) and (ii) scheduling an auction for the Asset Sale, if necessary. Pursuant to the Bidding Procedures Order, on May 14, 2025 through May 16, 2025, the Debtors conducted an auction for the Asset Sale. At the conclusion of the auction, the Debtors selected (i) Regeneron Pharmaceuticals, Inc., a New York corporation (“Regeneron”), as the successful bidder for the Assets (as defined below) and (ii) TTAM Research Institute, a California nonprofit public benefit corporation (“TTAM”), as the next-highest or otherwise second-best bidder for substantially all of the Debtors’ assets. TTAM is an affiliate of Anne Wojcicki, the Company’s co-founder, former chief executive officer, and current member of the Company’s Board of Directors.

On May 17, 2025, the Debtors and Regeneron entered into the Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Regeneron agreed to acquire substantially all of the Debtors’ assets (the “Assets”) excluding the Excluded Assets (as defined in the Asset Purchase Agreement), free and clear of liens, claims, encumbrances, and other interests other than certain permitted encumbrances, to assume certain specified liabilities of the Debtors, and to pay amounts necessary to cure defaults and related losses, if any, under contracts to be assumed and assigned to Regeneron (such assumed liabilities and cure payments, the “Liabilities”). Regeneron will acquire the Assets for a total purchase price of $256.0 million in cash, in addition to the assumption and payment of the Liabilities, subject to the terms and conditions set forth in the Asset Purchase Agreement (such transaction contemplated by the Asset Purchase Agreement, the “Transaction”). In addition, the Debtors have agreed to wind-down the Company’s telehealth services business that provides medical care, pharmacy fulfillment, and the lab and test ordering services operated by Lemonaid Health, Inc. (the “Excluded Business”) as promptly as reasonably practicable following the closing date of the Transaction, subject to and in accordance with the terms of the Asset Purchase Agreement. Excluded Assets comprise primarily of the Excluded Business. The Asset Purchase Agreement remains subject to approval by the Bankruptcy Court, approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and customary closing conditions. A hearing before the Bankruptcy Court to consider approval of the Asset Purchase Agreement and the Transaction is currently scheduled for June 17, 2025. If the Transaction with Regeneron is not consummated, the Debtors will seek authorization of the Bankruptcy Court to consummate the transactions contemplated by the bid of TTAM, which is subject to similar approvals (as applicable). Additionally, the Asset Purchase Agreement contains certain termination rights for Regeneron and the Debtors, including the right to terminate the Asset Purchase Agreement if the closing date for the Transaction has not occurred on or prior to September 1, 2025, if the Bankruptcy Court dismisses or converts the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code before the closing of the Transaction or if the Bankruptcy Court denies approval of the Sale or Sale Order (each as defined in the Asset Purchase Agreement), or to the extent the Debtors’ governing bodies determine that proceeding with the Transaction or not terminating the Asset Purchase Agreement would conflict with their fiduciary duties.
Pursuant to the Asset Purchase Agreement, Regeneron made an earnest deposit of $25.6 million in an escrow account, which amount will either (i) be credited against the purchase price payable at the closing date and released to the Debtors, or (ii) be released to Debtors or Regeneron, in each case, subject to and in accordance with the terms of the Asset Purchase Agreement.
Following the entry into the Asset Purchase Agreement, TTAM submitted a bid with the purchase price of $305.0 million. On June 4, 2025, the Debtors, TTAM and Regeneron agreed to a framework to facilitate another round of bidding, where the starting bid would be TTAM’s purchase price of $305.0 million in cash.
Conversion of Class B Shares to Class A Shares
On June 9, 2025, ABeeC 2.0 LLC, an affiliated entity of Anne Wojcicki, the Company’s co-founder, former chief executive officer, and current member of the Company’s Board of Directors, elected to convert 4,931,692 shares of Class B common stock (the “Wojcicki Class B Shares”) into 4,931,692 shares of Class A common stock (the “Conversion”). As each share of Class B common stock is entitled to ten votes per share and each share of Class A common stock is entitled to one vote per share, the Conversion resulted in a decrease in the aggregate voting power of the shares for which Ms. Wojcicki may be deemed the beneficial owner. The Wojcicki Class B Shares represented all of the shares of Class B common stock for which Ms. Wojcicki may be deemed the beneficial owner.
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
As of March 31, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our interim Chief Executive Officer, who is also our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation, he has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date and that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework as published in 2013. Based on that assessment, management concluded that, as of March 31, 2025, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its audit report, which is included under Item 8 of this Form 10-K.
Remediation of Material Weakness
As previously disclosed as of September 30, 2024 and December 31, 2024, our former Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as required by Rules 13a-15 and 15d-15 under the Exchange Act. Based upon their prior evaluation, our former Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2024 and December 31, 2024.
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

On October 29, 2024, the Company announced the appointment of three independent board members (the “New Directors”), each of whom was appointed to the Audit Committee of the Board of Directors. Each of the New Directors (i) qualifies as an independent director, (ii) meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act, (iii) has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and (iv) is able to read and understand fundamental financial statements. Additionally, at least one of the New Directors qualifies and was designated as the “audit committee financial expert.” As of March 31, 2025, the Company has demonstrated effective oversight of external financial reporting and internal controls over financial reporting, and therefore believes it has fully remediated this material weakness.
Changes in Internal Control over Financial Reporting
Except with respect to the remediation of the material weakness described above, there has been no material change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On June 5, 2025, the Debtors and JMB amended the DIP Credit Agreement to increase the size of the DIP Facility to $60.0 million (the “DIP Facility Amendment”). The commitment fee equal to 2.0% of the commitments and an exit fee equal to 4.0% of the commitments will apply to the entire DIP Facility.

The foregoing description of the DIP Facility Amendment does not purport to be complete and is qualified in its entirety by reference to the DIP Facility Amendment filed as Exhibit 10.31 to this Annual Report on Form 10-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Information required by Items 10, 11, 12, 13, and 14 of Part III is omitted from this Form 10-K and will be filed in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) or by an amendment to this Form 10-K not later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 10.    Directors, Executive Officers and Corporate Governance
To the extent applicable, the information called for by this Item 10 will be set forth in the 2025 Proxy Statement under the following captions and is incorporated herein by reference: “Proposal 1 – Election of Directors,” “Executive Officers,” and “Corporate Governance.”
The Company has adopted the 23andMe Second Amended and Restated Insider Trading Policy (the “Insider Trading Policy”) that applies to all employees (including officers), directors, advisors, and consultants, as well as the Company itself. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations with respect to the purchase, sale, and/or other dispositions of the Company's securities, as well as any listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.
Item 11.    Executive Compensation
We have adopted a written compensation recovery policy, a copy of which is filed as Exhibit 97 – 23andMe Holding Co. Compensation Recoupment Policy to this Annual Report on Form 10-K. The policy provides that the Company will seek to recover any incentive-based compensation erroneously awarded to any current or former executive officer due to the material noncompliance with any financial reporting requirement under the securities laws during the three completed fiscal years immediately preceding the date the Company determines that an accounting restatement is required.
To the extent applicable, the information required by this Item 11 will be set forth in the 2025 Proxy Statement under the following captions and is incorporated herein by reference: “Director Compensation,” “Compensation Discussion and Analysis” and the related tabular disclosure, “Compensation Committee Report,” “Compensation Risk Assessment,” “Policies Prohibiting Hedging, Pledging, and Speculative or Short-Term Trading,” “Grant Practices Specific to Stock Option Awards,” and “Compensation Committee Interlocks and Insider Participation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
To the extent applicable, the information required by this Item 12 will be set forth in the 2025 Proxy Statement under the following captions and is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13.    Certain Relationships and Related Transactions, and Director Independence
To the extent applicable, the information required by this Item 13 will be set forth in the 2025 Proxy Statement under the following captions and is incorporated herein by reference: “Corporate Governance – Related Person Transactions” and “Corporate Governance –Board Independence.”
Item 14.    Principal Accounting Fees and Services
Our independent registered public accounting firm is KPMG LLP, Santa Clara, California (Auditor ID: 185).
To the extent applicable, the information required by this Item 14 will be set forth in the 2025 Proxy Statement under the following caption and is incorporated herein by reference: “Audit Fees and Services.”

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

2.5†*	Asset Purchase Agreement, dated as of May 17, 2025, by and among 23andMe Holding Co., its direct and indirect subsidiaries and Regeneron Pharmaceuticals, Inc.
3.1
Certificate of Incorporation of 23andMe Holding Co. (as amended through October 16, 2024) (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on February 6, 2025).

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

10.9+
23andMe, Inc. 2006 Equity Incentive Plan (as Amended and Restated) (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.10+	Form of 23andMe, Inc. 2006 Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).
10.11††
Collaboration Agreement, dated as of July 24, 2018, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No. 3) Limited (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.12††
First Amendment to Collaboration Agreement, dated as of April 8, 2019, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No. 3) Limited (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.13††
Second Amendment to Collaboration Agreement, dated as of January 13, 2021, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No. 3) Limited (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.14 +
Third Amendment to Collaboration Agreement, dated as of October 27, 2023, by and between 23andMe, Inc. and GlaxoSmithKline Intellectual Property (No.3) Limited (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2023).

10.15+
Form of 23andMe, Inc. Employee Invention Assignment and Confidentiality Agreement (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.16
Promissory Note dated April 5, 2021, issued by VG Acquisition Corp. to VG Acquisition Sponsor LLC (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4/A (File No. 333-254772), filed with the SEC on May 13, 2021).

10.17+	Form of 23andMe Holding Co. 2021 Nonqualified Stock Option Grant Agreement (incorporated by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2021).
10.18+	Form of 23andMe Holding Co. 2021 Restricted Stock Unit Agreement (Employee) (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2021).
10.19+
Form of 23andMe Holding Co. 2021 Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2021).

10.20+	23andMe Holding Co. Change in Control Separation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 9, 2022).
10.21+	23andMe Second Amended and Restated Annual Incentive Plan (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed with the SEC on May 30, 2024).
10.22+
Form of 23andMe Holding Co. 2021 Restricted Stock Unit Agreement (Non-Employee Director) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K, filed with the SEC on May 25, 2023).

10.23+
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

10.25+
23andMe Holding Co. Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the SEC on October 16, 2024).

10.26+*	Agreement for Service of Independent Director, dated as of March 21, 2025, by and between 23andMe Holding Co. and Thomas Walper.
10.27+*	Cash Retention Agreement, dated as of March 21, 2025, by and between 23andMe Inc. and Joseph Selsavage.
10.28+*	Engagement Letter, dated as of March 21, 2025, by and between 23andMe Holding Co. and Alvarez & Marsal North America, LLC.
10.29
Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement by and between the Company and JMB Capital Partners Lending, LLC, dated April 28, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on May 2, 2025).

10.30*	First Amendment to Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement by and between the Company and JMB Capital Partners Lending, LLC, dated May 6, 2025.
10.31*	Second Amendment to Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement by and between the Company and JMB Capital Partners Lending, LLC, dated June 5, 2025.
19.1	23andMe Holding Co. Second Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Company with the SEC on May 30, 2024).
21.1*	List of Subsidiaries.
31.1*
Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1+	23andMe Holding Co. Compensation Recoupment Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K filed with the SEC on May 30, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
____________________________

*	Filed herewith
**	Furnished herewith
+	Indicates management contract or compensatory plan or arrangement
†	Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
††	The Registrant has redacted provisions or terms of this Exhibit pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the Exhibit to the SEC upon its request.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

23ANDME HOLDING CO.

Date:	June 11, 2025	By:	/s/ Joseph Selsavage
Name: Joseph Selsavage
Title: Interim Chief Executive Officer and Chief Financial and Accounting Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph Selsavage	Interim Chief Executive Officer and Chief Financial and Accounting Officer	June 11, 2025
Joseph Selsavage	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Mark Jensen	Chair of the Board of Directors	June 11, 2025
Mark Jensen

/s/ Andre Fernandez	Director	June 11, 2025
Andre Fernandez

/s/ Jim Frankola	Director	June 11, 2025
Jim Frankola

/s/ Thomas Walper	Director	June 11, 2025
Thomas Walper

Director
Anne Wojcicki