Form 10-Q
period 2025-06-30
23andMe Holding Co.
filed 2025-08-04
CIK 1804591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
____________________________________________
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
____________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class*	Trading Symbol(s)	Name of each exchange on which registered

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 25, 2025, there were 25,431,244 shares of Class A common stock, $0.0001 par value per share, and 2,110,250 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.
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
The forward-looking statements contained in this Form 10-Q are based on our current expectations and beliefs, which we believe to be reasonable, concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, without limitation, those factors described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 25, 2025, and our subsequent reports filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
23ANDME HOLDING CO. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30, 2025	March 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$39,828	$38,248
Restricted cash	423	7,746
Accounts receivable, net	1,226	1,352
Inventories	13,417	15,558
Deferred cost of revenue	5,972	5,173
Prepaid expenses and other current assets	29,120	34,630
Total current assets	89,986	102,707
Property and equipment, net	982	1,258
Operating lease right-of-use assets	452	533
Restricted cash, noncurrent	5,300	5,300
Internal-use software, net	19,066	19,396
Intangible assets, net	23,355	25,335
Other assets	5,187	5,365
Total assets	$144,328	$159,894
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,921	$549
Accrued expenses and other current liabilities	38,422	15,499
Debt payable, current	25,000	—
Deferred revenue (includes related party amounts of $1,519 and $1,754, respectively)	41,057	49,347
Operating lease liabilities	1,978	7,308
Total current liabilities	111,378	72,703
Operating lease liabilities, noncurrent	123	205
Other liabilities	224	224
Total liabilities not subject to compromise	111,725	73,132
Liabilities subject to compromise (includes related party amounts of $2,237 and $2,255, respectively)	75,463	113,504
Total liabilities	187,188	186,636
Commitments and contingencies (Note 11)
Stockholders’ deficit
Common stock, par value $0.0001 - Class A shares, 1,140,000,000 shares authorized, 25,431,244 and 20,340,344 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively; Class B shares, 350,000,000 shares authorized, 2,110,250 and 7,099,036 shares issued and outstanding as of June 30, 2025 and March 31, 2025, respectively (1)	3	3
Additional paid-in capital (1)	2,434,938	2,427,228
Accumulated deficit	(2,477,801)	(2,453,973)
Total stockholders’ deficit	(42,860)	(26,742)
Total liabilities and stockholders’ deficit	$144,328	$159,894
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 12, “Stockholders' Equity,” for further information about the reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Revenue:
Service (includes related party revenue of $235 and $181 for the three months ended June 30, 2025 and 2024, respectively)	$20,584	$34,679
Product	4,835	5,735
Total revenue	25,419	40,414
Cost of revenue:
Service	9,366	17,324
Product	2,523	2,706
Total cost of revenue	11,889	20,030
Gross profit	13,530	20,384
Operating expenses:
Research and development	14,452	29,693
Sales and marketing	6,467	15,641
General and administrative	23,320	32,562
Total operating expenses	44,239	77,896
Loss from operations	(30,709)	(57,512)
Other income (expense):
Interest income, net	86	2,574
Other expense, net	(12)	(19)
Loss before reorganization items and income taxes	(30,635)	(54,957)
Reorganization items, net	(6,807)	—
Net loss from continuing operations	(23,828)	(54,957)
Net loss from discontinued operations (includes related party expenses of nil and $571 for the three months ended June 30, 2025 and 2024, respectively)	—	(14,443)
Net loss	(23,828)	(69,400)
Total comprehensive loss	$(23,828)	$(69,400)
Net loss per share from continuing operations of Class A and Class B common stock attributable to common stockholders, basic and diluted (1)	$(0.87)	$(2.22)
Net loss per share from discontinued operations of Class A and Class B common stock attributable to common stockholders, basic and diluted (1)	$—	$(0.58)
Net loss per share of Class A and Class B common stock attributable to common stockholders, basic and diluted (1)	$(0.87)	$(2.80)
Weighted-average shares used to compute net loss per share (1):
Basic and diluted (1)	27,486,368	24,794,645
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 12, “Stockholders' Equity,” for further information about the reverse stock split.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share and per share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital (1)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount (1)
Balance as of March 31, 2025	27,439,380	$3	$2,427,228	$(2,453,973)	$(26,742)
Issuance of common stock upon release of RSUs under the Second Amended and Restated Annual Incentive Plan	166,553	—	—	—	—
Net share settlements for stock-based minimum tax withholdings	(64,439)	—	(217)	—	(217)
Stock-based compensation expense	—	—	7,927	—	7,927
Net loss	—	—	—	(23,828)	(23,828)
Balance as of June 30, 2025	27,541,494	$3	$2,434,938	$(2,477,801)	$(42,860)
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 12, “Stockholders' Equity,” for further information about the reverse stock split.

	Common Stock		Additional Paid-In Capital (1)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares (1)	Amount (1)
Balance as of March 31, 2024	24,505,970	$2	$2,361,606	$(2,173,088)	$188,520
Issuance of common stock upon exercise of stock options	6,889	—	58	—	58
Issuance of common stock upon release of RSUs	184,838	—	—	—	—
Issuance of common stock upon release of RSUs under the Second Amended and Restated Annual Incentive Plan	607,222	1	6,450	—	6,451
Net share settlements for stock-based minimum tax withholdings	(4,415)	—	(48)	—	(48)
Stock-based compensation expense	—	—	17,923	—	17,923
Net loss	—	—	—	(69,400)	(69,400)
Balance as of June 30, 2024	25,300,504	$3	$2,385,989	$(2,242,488)	$143,504
(1) Amounts have been adjusted to reflect the reverse stock split that became effective on October 16, 2024. Refer to Note 12, “Stockholders' Equity,” for further information about the reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO. (DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(23,828)	$(69,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,222	3,987
Amortization and impairment of internal-use software	1,846	1,799
Stock-based compensation expense	5,711	21,577
Loss (gain) on disposal of property and equipment	76	(44)
Gain on liabilities subject to compromise	(43,093)	—
Reorganization items	35,786	—
Changes in operating assets and liabilities:
Accounts receivable, net	126	2,226
Inventories	2,141	(2,283)
Deferred cost of revenue	(800)	(254)
Prepaid expenses and other current assets	6,010	378
Operating lease right-of-use assets	82	1,878
Other assets	178	728
Accounts payable (includes related party amounts of $2,237 and $1,062 for the three months ended June 30, 2025 and 2024, respectively)	6,265	(309)
Accrued expenses and other current liabilities (includes related party amounts of $(2,255) and $(4,300) for the three months ended June 30, 2025 and 2024, respectively)	(6,706)	581
Deferred revenue (includes related party amounts of $(235) and $(181) for the three months ended June 30, 2025 and 2024, respectively)	(8,290)	(1,812)
Operating lease liabilities	(6,719)	(2,351)
Other liabilities	—	29
Net cash used in operating activities	(28,993)	(43,270)
Cash flows from investing activities:
Purchases of property and equipment	(42)	(366)
Proceeds from sale of property and equipment	—	148
Capitalized internal-use software costs	(991)	(938)
Net cash used in investing activities	(1,033)	(1,156)
Cash flows from financing activities:
Proceeds from DIP financing	25,000	—
Proceeds from exercise of stock options	—	58
Payments of deferred offering costs	—	(1)
Payments for taxes related to net share settlement of equity awards	(217)	(48)
Payments of DIP financing fees	(500)	—
Net cash provided by financing activities	24,283	9
Net decrease in cash, cash equivalents and restricted cash	(5,743)	(44,417)
Cash, cash equivalents and restricted cash—beginning of period	51,294	224,861
Cash, cash equivalents and restricted cash—end of period	$45,551	$180,444
Supplemental disclosures of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$111
Stock-based compensation capitalized for internal-use software costs	$524	$414
Unpaid settlement of employee equity awards included in accrued expenses	$3,631	$—
Reconciliation of cash, cash equivalents, and restricted cash within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows above:
Cash and cash equivalents	$39,828	$169,971
Restricted cash, current	423	1,499
Restricted cash, noncurrent	5,300	8,974
Total cash, cash equivalents and restricted cash	$45,551	$180,444
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

23ANDME HOLDING CO. (DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization and Description of Business
Overview
On March 23, 2025, 23andMe Holding Co. (the “Company” or “23andMe”) and its subsidiaries (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Bankruptcy Court”) for the Eastern District of Missouri (the “Chapter 11 Cases”). On July 14, 2025 (the “Closing Date”), the Company and 23andMe Research Institute (formerly known as TTAM Research Institute), a California nonprofit public benefit corporation (“Research Institute”), consummated the transactions contemplated by the Asset Purchase Agreement, by and among the Debtors and Research Institute, dated as of June 13, 2025 (the “Research Institute Asset Purchase Agreement”), whereby Research Institute acquired substantially all of the Debtors’ assets for a total purchase price of $305.0 million in cash (the “Transaction”). On July 14, 2025, the Company received $302.5 million in cash, excluding $2.5 million related to Research Institute serving as a stalking horse sponsor of a Chapter 11 plan to acquire the Company’s telehealth services business. As a result of the Transaction, as of the Closing Date, the (a) direct-to-consumer genetic testing, analytics, and genomic sequencing business (the Personal Genome Service (“PGS”)) and (b) research services business ceased to be included in the Company’s operations. The Company continues to operate its telehealth business through its subsidiary. The Company plans to sell Lemonaid Health, Inc. (“Lemonaid Health”) and wind down the remainder of the Company’s operations. The condensed consolidated financial statements and the accompanying notes are as of June 30, 2025, and therefore do not reflect the completion of the Transaction. For additional information regarding the Chapter 11 Cases and the Transaction, see Note 3, “Bankruptcy Proceedings,” and Note 17, “Subsequent Events,” respectively.
The Company’s telehealth platform, Lemonaid Health, continues to provide customers digital access to affordable healthcare professionals. Through the Lemonaid Health telehealth platform, the Company connects patients to licensed healthcare professionals to provide affordable and direct online access to medical care, from consultation through treatment, for a number of common conditions. When medications are prescribed by Lemonaid Health’s affiliated healthcare professionals, patients can use Lemonaid Health’s online pharmacy for fulfillment.
The Company is headquartered in San Francisco, California and is incorporated in the State of Delaware.
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
For the three months ended June 30, 2025 and 2024, the Company’s operations were primarily in the United States.
Discontinued Operations
As previously disclosed, on November 8, 2024, the Company’s Board of Directors approved a reduction in force (the “November 2024 Reduction in Force”), which also included the closure of substantially all operations in the Company’s Therapeutics operating segment (together with the November 2024 Reduction in Force, the “November 2024 Reduction Plan”). The November 2024 Reduction Plan was intended to restructure and strategically align the Company’s workforce and organization with the Company’s current strategy and to reduce the Company’s operating costs. In accordance with Accounting Standards Codification (“ASC”) Topic 205, Presentation of Financial Statements (“ASC 205”), the Company determined that the closure of substantially all operations in the Company’s Therapeutics operating segment on November 11, 2024 represented a strategic shift that had a major effect on the Company’s operations and financial results, thus meeting the criteria to be reported as discontinued operations as of December 31, 2024. As a result, the Company has retrospectively recast its condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2024 to reflect operating results related to the disposed business in discontinued operations.

The Company has chosen not to segregate the cash flows of the disposed business in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 4, “Discontinued Operations.” Unless otherwise specified, the disclosures in the accompanying condensed consolidated financial statements refer to continuing operations only.
The Company previously operated its business through two reporting segments: (1) Consumer and Research Services; and (2) Therapeutics. With the discontinuation of the Therapeutics operating segment in November 2024, the Company operates its business as one segment.
There have been no material changes to the Company’s significant accounting policies during the three months ended June 30, 2025, as compared to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on June 11, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 25, 2025 (the “Fiscal 2025 Form 10-K”).
Bankruptcy Accounting
As a result of the Chapter 11 Cases, the Company has applied the provisions of ASC Topic 852, Reorganization (“ASC 852”), in preparing the accompanying condensed consolidated financial statements. ASC 852 requires that, for periods including and after the filing of the Bankruptcy Petitions, the condensed consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, for the period beginning March 23, 2025, pre-petition unsecured and undersecured claims related to the Debtors that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise in the condensed consolidated balance sheets. Liabilities subject to compromise include pre-petition liabilities for which there is uncertainty about whether such pre-petition liabilities could be impaired as a result of the Chapter 11 Cases. Liabilities subject to compromise are recorded at the expected amount of the total allowed claim, even if they may ultimately be settled for different amounts. In addition, expenses that are incurred or realized as a result of the Chapter 11 Cases are classified as reorganization items in the condensed consolidated statements of operations and comprehensive loss. See Note 3, “Bankruptcy Proceedings,” for additional information.
Change in Capital Structure
As described more fully in Note 12, “Stockholders’ Equity,” effective October 16, 2024, the Company effected a one-for-twenty reverse stock split of all of its issued and outstanding shares of Class A common stock and Class B common stock (the “Reverse Stock Split”). All share and per share amounts presented in the unaudited condensed consolidated financial statements and accompanying notes, including, but not limited to, shares issued and outstanding, dollar amounts of common stock, additional paid-in capital, earnings/(loss) per share, and options, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure. There were no changes to the total numbers of authorized shares of Class A common stock and Class B common stock or their respective par values per share as a result of this change.
Unaudited Interim Condensed Consolidated Financial Information
The accompanying interim condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements (the “condensed consolidated financial statements”) have been prepared in accordance with GAAP applicable to interim financial statements. These financial statements are presented in accordance with the rules and regulations of the SEC and do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. As such, the information included herein should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the fiscal year ended March 31, 2025 (the “audited consolidated financial statements”) that were included in the Fiscal 2025 Form 10-K. In management’s opinion, the condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2025 and its condensed consolidated results of operations and cash flows for the three months ended June 30, 2025 and 2024. The results of operations for the three months ended June 30, 2025 are not indicative of the results expected for the year ending March 31, 2026 or any other future interim or annual periods, due to, among other factors, the Transaction.

Fiscal Year
The Company’s fiscal year ends on March 31. References to fiscal 2026 refer to the fiscal year ending March 31, 2026 and references to fiscal 2025 and fiscal 2024 refer to the fiscal years ended March 31, 2025 and March 31, 2024, respectively.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period and the accompanying notes. Significant items subject to such estimates and assumptions include, but are not limited to the determination of standalone selling price for various performance obligations; the estimated expected benefit period for the rate and recognition pattern of breakage revenue for purchases where a saliva collection kit (“kit”) is never returned for processing; the capitalization and estimated useful life of internal use software; the useful life of long-lived assets; fair value of intangible assets acquired in business combinations; the incremental borrowing rate for operating leases; stock-based compensation including the determination of the fair value of stock options and annual incentive bonuses payable; the assumptions used in going concern assessments; legal contingencies; liabilities subject to compromise; reorganization items; and the valuation of deferred tax assets and uncertain tax positions. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that it believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from these estimates, and such differences could be material to the condensed consolidated financial statements. Additionally, as a result of the Chapter 11 Cases and the Transaction, the Company has and may continue to sell or otherwise dispose of or liquidate assets or settle liabilities for amounts other than those reflected in the accompanying condensed consolidated financial statements. The possibility or occurrence of any such actions could materially impact the amounts and classifications of such assets and liabilities reported in the Company’s condensed consolidated balance sheets. Furthermore, the Chapter 11 Cases and the Transaction have resulted in and are likely to continue to result in significant changes to the Company’s business, which could ultimately result in, among other things, asset impairment charges that may be material.
Concentration of Supplier Risk
Prior to the Closing Date, certain of the raw materials, components, and equipment associated with the deoxyribonucleic acid (“DNA”) microarrays and kits used by the Company in the delivery of its services were available only from third-party suppliers. The Company also relied on a third-party laboratory service for the processing of its customer samples.
A single supplier accounted for 100% of the Company’s total purchases of microarrays, and a separate single supplier accounted for 100% of the Company’s total purchases of kits for the three months ended June 30, 2025 and 2024. One laboratory service provider accounted for 100% of the Company’s processing of customer samples for the three months ended June 30, 2025 and 2024.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk include cash and accounts receivable. The Company maintains a majority of its cash with a single high-quality financial institution, the composition and maturities of which are regularly monitored by the Company. The Company’s revenue and accounts receivable are derived primarily from the United States. See Note 5, “Revenue,” for additional information regarding geographical disaggregation of revenue. The Company grants credit to its customers in the normal course of business, performs credit evaluations of its significant customers on an as-needed basis, and does not require collateral. Concentrations of credit risk are limited as the Company’s trade receivables are primarily related to third parties, which collect its credit card receivables, and large multinational corporations. The Company regularly monitors the aging of accounts receivable balances.

Significant customer information is as follows:

	Three Months Ended June 30,
	2025	2024
Percentage of revenue:
Customer C(1)	14%	19%
(1)Customer C is a reseller.
Cash, Cash Equivalents and Restricted Cash
Cash consists of bank deposits held at financial institutions. Cash in U.S. banks is insured to the extent defined by the Federal Deposit Insurance Corporation. The Company maintains certain cash amounts restricted as to its withdrawal or use, which are related to letters of credit in connection with the Company’s Sunnyvale Facility (as defined below) operating lease agreement and the Company’s credit card processor, as well as collateral held against the Company’s corporate credit cards. In March 2025, in connection with the Chapter 11 Cases, the Company abandoned the facility in Sunnyvale, California (the “Sunnyvale Facility”). In April 2025, the Sunnyvale Facility landlord elected to draw down in full the letters of credit associated with the Sunnyvale Facility operating lease agreement, resulting in a $7.3 million reduction in the Company’s restricted cash balance. The Company held total restricted cash of $5.7 million and $13.0 million as of June 30, 2025 and March 31, 2025, respectively.
Liquidity and Going Concern
Going Concern
In accordance with ASC Subtopic 205-40, Presentation of Financial Statements – Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements included in this report are issued.
Historically, the Company has incurred significant operating losses and negative cash flows from operations, resulting in an accumulated deficit of $2.5 billion and unrestricted cash of $39.8 million as of June 30, 2025. On July 14, 2025, the Company completed the Transaction (see Note 17, “Subsequent Events”). whereby it sold substantially all of the Debtors’ assets to Research Institute for total cash proceeds of $302.5 million. The Company plans to sell Lemonaid Health, and wind down the remainder of the Company’s operations.
As a result of the Chapter 11 Cases, realization of the Company’s assets and the satisfaction of its liabilities are subject to uncertainty during the Chapter 11 wind-down process, and the Company has incurred, and continues to incur, material reorganization expenses related to the Chapter 11 Cases. The completion of the Transaction has removed substantially all assets, and all revenue, liabilities and cash generated by such assets, from the Company's business and financial statements. The Company does not expect to engage in any revenue-generating activities other than the operations of Lemonaid Health. The ultimate settlement of the liabilities subject to compromise is dependent on the outcome of the Chapter 11 Cases and may be adjusted based on claims allowed by the Bankruptcy Court. These adjustments could be material. Further, any approved Chapter 11 plan could materially change the amounts of assets and liabilities reported in the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include all adjustments that might be necessary as a consequence of the Chapter 11 Cases. For example, the condensed consolidated financial statements do not include all adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty, and such adjustments could be material. Therefore, substantial doubt exists that the Company will be able to continue as a going concern for one year from the issuance date of the accompanying condensed consolidated financial statements.
The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business as a Chapter 11 plan, as of the date of the filing of this report, has not yet been approved by the Bankruptcy Court and is therefore not imminent.

Debtor-in Possession
In general, as debtors-in-possession under the Bankruptcy Code, the Company is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to certain motions and applications intended to limit the disruption of the Chapter 11 Cases on the Company’s operations (the “First Day Motions”) and other motions filed with the Bankruptcy Court, the Bankruptcy Court has authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to obtain debtor-in-possession (“DIP”) financing, pay employee wages and benefits, settle certain de minimis disputes and pay vendors and suppliers in the ordinary course for all goods and services. For detailed discussion about the Chapter 11 Cases, refer to Note 3, “Bankruptcy Proceedings.”
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
3.     Bankruptcy Proceedings
Voluntary Reorganization under Chapter 11 and Section 363 Sale
On March 23, 2025, the Debtors filed the Bankruptcy Petitions seeking relief under the Bankruptcy Code in the Bankruptcy Court. In addition to the petitions, the Company filed, and the Bankruptcy Court granted, among other things, a motion with the Bankruptcy Court seeking to jointly administer the Chapter 11 Cases under the caption In re 23andMe Holding Co., et al. The Debtors continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
In order to continue operating in the ordinary course of business, the Debtors filed with the Bankruptcy Court motions seeking a variety of “first-day” relief, including the authority to pay employee wages and benefits and compensate certain vendors and suppliers on a go-forward basis. The Debtors also filed a motion seeking approval to reject numerous contracts, including the real estate leases for the Sunnyvale Facility and the South San Francisco Facility (as defined below), to reduce the Company’s ongoing operating expenses. The Bankruptcy Court granted each of these motions. The Debtors also filed a motion seeking authorization to pursue a structured sale of their assets pursuant to a competitive auction and sale process under Section 363 of the Bankruptcy Code. The Special Committee of the Company’s Board of Directors engaged Moelis & Company LLC to advise on the Company’s strategic options, including a potential sale of all, substantially all, or a portion of the Debtors’ assets in connection with the Chapter 11 Cases. Any of those sales has been or will be subject to review and approval by the Bankruptcy Court and compliance with court-approved bidding procedures. The Company cannot be certain that the Company’s securityholders will receive any payment or other distribution on account of their shares.

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
On April 28, 2025, the Company entered into a credit agreement governing the DIP Facility with JMB and its subsidiaries (the “DIP Credit Agreement”), pursuant to which, and subject to the satisfaction of certain conditions, JMB provided new financing commitments under the DIP Facility. The Company’s entry into the DIP Credit Agreement was approved by the Bankruptcy Court on April 23, 2025. Under the DIP Facility, (i) up to $10.0 million (the “Initial DIP Commitment”) became available following Bankruptcy Court approval of the DIP Credit Agreement on a final basis (the “Final DIP Order”), and (ii) up to $25.0 million (the “Delayed Draw DIP Commitment” and, together with the Initial DIP Commitment, the “DIP Commitments”) became available on May 16, 2025 upon the execution and delivery to JMB of an Acceptable Binding Bid (as defined in the DIP Credit Agreement). The DIP Credit Agreement was secured by substantially all of the assets of the Debtors.
Borrowings under the DIP Facility bore interest at the rate of 14.0%, which, together with certain fees payable in connection with the DIP Facility, were payable in cash. Upon entry of the Final DIP Order, JMB earned an exit fee (the “Exit Fee”) equal to the sum of, without duplication, (i) following entry of the Final DIP Order, 4.0% of the Initial DIP Commitment, and (ii) following the earlier of (x) execution and delivery to JMB of an Acceptable Binding Bid or (y) the announcement of a Successful Bid (as defined in the DIP Credit Agreement), 4.0% of the Delayed Draw DIP Commitment. The Exit Fee was due and payable upon the earliest of (i) the scheduled maturity date of September 30, 2025 (the “Scheduled Maturity Date”), (ii) payment in full of the loans, and (iii) on a pro rata basis for any voluntary prepayment of the loans. Prior to entry of the Final DIP Order, in accordance with the Bankruptcy Court’s Approval Order, the Debtors paid to JMB (i) a commitment fee equal to 2.0% of the DIP Commitments and (ii) a work fee equal to $100,000, in each case, in cash.
The DIP Credit Agreement included customary negative covenants for debtor-in-possession loan agreements of this type, including covenants limiting the Debtors ability to, among other things, incur additional indebtedness, create liens on assets, make investments, advances or guarantees, engage in mergers, consolidations, sales of assets and acquisitions, use the proceeds of the DIP Facility for any purpose not permitted by the DIP Credit Agreement, and pay dividends and distributions, in each case subject to customary exceptions for debtor-in-possession loan agreements of this type. The DIP Credit Agreement contained terms that it would terminate and all obligations thereunder would become due on the date that is the earliest of: (i) the Scheduled Maturity Date, (ii) the effective date of any plan of reorganization under Chapter 11 of the Bankruptcy Code for the Company or any other Debtor, (iii) consummation of a sale or other disposition of all or substantially all assets of the Debtors, taken as a whole, under Section 363 of the Bankruptcy Code, (iv) the date of acceleration or termination of the DIP Facility following the occurrence and during the continuation of an Event of Default in accordance with the terms of the DIP Credit Agreement, and (v) dismissal of any Chapter 11 Case or conversion of any Chapter 11 Case into a case under Chapter 7 of the Bankruptcy Code.
On May 5, 2025, the Company received $10.0 million in borrowings under the DIP Facility, which was used (i) to pay amounts, fees, costs and expenses related to the Chapter 11 Cases or payable under the DIP Credit Agreement and (ii) for working capital and general corporate purposes. On June 5, 2025, the Debtors and JMB executed a second amendment to the DIP Credit Agreement, which, among other things, increased the commitments under the DIP Facility to $60.0 million. On June 26, 2025, the Company received an additional $15.0 million in borrowings under the DIP Facility. As of June 30, 2025, the Company had outstanding borrowings of $25.0 million under the DIP Facility.
During the three months ended June 30, 2025, the Company had incurred and paid approximately $0.3 million of interest and $0.5 million in financing fees related to borrowings under the DIP Facility.
On July 14, 2025, in connection with the consummation of the Transaction, all outstanding indebtedness was paid in full and all commitments and obligations were terminated related to the DIP Financing. The Company repaid

$25.0 million of borrowings and paid $0.1 million of interest, the Exit Fee of $2.4 million, and legal fees totaling $0.5 million. See Note 17, “Subsequent Events” for additional details.
Liabilities Subject to Compromise
The following table sets forth, as of June 30, 2025 and March 31, 2025, information about the amounts presented as liabilities subject to compromise in the condensed consolidated balance sheets:

	June 30, 2025	March 31, 2025
	(in thousands)
Accounts payable (includes related party amounts of $2,237 and nil as of June 30, 2025 and March 31, 2025, respectively)	$8,942	$5,183
Accrued payables and other current liabilities (includes related party amounts of nil and $2,255 as of June 30, 2025 and March 31, 2025, respectively)	1,384	6,523
Operating lease liabilities(1)	15,503	60,915
Accrued settlement and legal expenses(2)	47,033	39,293
Other liabilities	2,601	1,590
Total liabilities subject to compromise	$75,463	$113,504
(1)Adjustments to Liabilities Subject to Compromise for operating lease liabilities consists of a true-up to the maximum claim amount allowed under Bankruptcy Code 502(b)(6) for rejected lease liabilities related to both the Sunnyvale Facility and the South San Francisco Facility (as defined below), which resulted in a write off of the amounts over the maximum allowed.
(2)See Note 11, “Commitments and Contingencies” for additional information.
Reorganization Items
Additionally, certain expenses resulting from and recognized during the pendency of the Chapter 11 Cases are now being recorded in reorganization items in the condensed consolidated statements of operations and comprehensive loss. The following table sets forth, for the three months ended June 30, 2025, information about the amounts presented as reorganization items in the condensed consolidated statements of operations and comprehensive loss:

Three Months Ended June 30, 2025
(in thousands)
Professional fees	$35,786
DIP financing fees	500
Adjustments to liabilities subject to compromise(1)	(43,093)
Total reorganization items	$(6,807)
(1)Adjustments to Liabilities Subject to Compromise consists of a true-up to the maximum claim amount allowed under Bankruptcy Code 502(b)(6) for rejected lease liabilities related to both the Sunnyvale Facility and the South San Francisco Facility (as defined below), which resulted in a write off of the amounts over the maximum allowed.
As of June 30, 2025 and March 31, 2025, the Company had $26.2 million and $1.4 million, respectively, of reorganization fees within accounts payable and accrued expenses on the condensed consolidated balance sheet.
Sale of Substantially All Assets to Research Institute
On June 13, 2025, the Debtors and Research Institute entered into the Research Institute Asset Purchase Agreement. Research Institute is an affiliate of Anne Wojcicki, the Company’s co-founder, former Chief Executive Officer, and current member of the Company’s Board of Directors. Pursuant to the Research Institute Asset Purchase Agreement, Research Institute agreed to acquire substantially all of the Debtors’ assets, including all of the properties, rights, title, interests and other tangible intangible assets that the Debtors own or possess (the “Assets”), excluding the Excluded Assets (as defined in the Research Institute Asset Purchase Agreement), free and clear of liens, claims, encumbrances, and other interests other than certain permitted encumbrances, to assume certain specified liabilities of the Debtors, and to pay amounts necessary to cure defaults and related losses, if any, under contracts to be assumed and assigned to Research Institute (such assumed liabilities and cure payments, the “Liabilities”). Research Institute agreed to acquire the Assets for a total purchase price of $305.0 million in cash, in addition to the assumption and payment of the Liabilities, subject to the terms and conditions set forth in the Research Institute Asset Purchase Agreement. In addition, Research Institute agreed to serve as a stalking horse sponsor of a Chapter 11 plan to acquire the Company’s telehealth services business that provides medical care, pharmacy fulfillment, and the lab and test ordering services operated by Lemonaid Health (the “Excluded Business”) for an aggregate purchase price of $2.5 million, which was included in the total purchase price of $305.0 million. The Excluded Assets consist primarily of the assets of the Excluded Business.
On June 13, 2025, the Debtors filed the Notice of Winning Bidder with Respect to the Final Proposal Procedures to Acquire the Debtors’ Assets with the Bankruptcy Court.
On June 27, 2025, the Bankruptcy Court entered an order (the “Sale Order”) (i) authorizing and approving the Company’s entry into the Research Institute Asset Purchase Agreement and (ii) granting related relief.
While the Bankruptcy Court approved the Transaction to Research Institute through entry of the Sale Order, the Sale Order was subject to a 10-day stay that did not permit the Company and Research Institute to close the Transaction until July 8, 2025. Following approval by the Bankruptcy Court, on July 7, 2025, the state of California (“California”) and The Center for Applied Values and Ethics in Advanced Technologies (together with certain individuals, “CAVEAT”) filed motions with the United States District Court for the Eastern District of Missouri (the “District Court”) seeking a stay of the Sale Order pending such parties’ appeals of the Transaction. On July 7, 2025, the District Court granted an administrative stay of the Sale Order until the District Court could hold a hearing on July 10, 2025. On July 10, 2025, the District Court held a hearing and denied California’s and CAVEAT’s requests for a stay of the Sale Order, but extended the administrative stay of the Transaction through 12:59 a.m., Eastern Time, on July 11, 2025, so that such parties could seek relief from the United States Court of Appeals for the Eighth Circuit (the “Court of Appeals”). On July 11, 2025, California and CAVEAT filed motions with the Court of Appeals seeking a further stay of the Sale Order, which the Court of Appeals denied the same day.
On July 14, 2025, the Company and Research Institute consummated the Transaction as contemplated by the Research Institute Asset Purchase Agreement, whereby Research Institute acquired substantially all of the Debtors’ Assets, excluding the Excluded Assets, free and clear of liens, claims, encumbrances, and other interests other than certain permitted encumbrances, and assumed and paid the Liabilities. On the same date, the Company received sale proceeds of $302.5 million in cash. Research Institute continues to serve as a stalking horse sponsor of a Chapter 11 plan to acquire the Excluded Business for an aggregate purchase price of $2.5 million. The Excluded Assets consist primarily of the assets of the Excluded Business. See Note 17, “Subsequent Events,” for additional information related to the Transaction.
Payment of Break-Up Fee to Regeneron
On June 6, 2025, the Bankruptcy Court authorized the Debtors to pay Regeneron Pharmaceuticals, Inc. (“Regeneron”) a $10.0 million break-up fee concurrently with the closing of the Transaction if the Debtors selected Research Institute as the auction winner.
4.     Discontinued Operations

In accordance with ASC 205, the Company determined that the closure of substantially all operations in the Company’s Therapeutics operating segment in November 2024 represented a strategic shift that had a major effect on the Company’s operations and financial results, thus meeting the criteria to be reported as discontinued operations as of December 31, 2024. Discontinued operations include research and development costs, including lab-related research services, clinical development, and collaboration costs, as well as personnel-related, lease, equipment, and depreciation costs associated with the former Therapeutics operating segment. Also included are restructuring costs, including cash severance payments, benefits continuation, stock-based compensation, and exit costs associated with the Company abandoning the lease for its South San Francisco, California lab facility (the “South San Francisco Facility”) following the November 2024 Reduction Plan.

General corporate overhead costs for shared services historically allocated to the former Therapeutics operating segment that do not meet the requirements to be presented in discontinued operations have been allocated to the continuing operations in accordance with ASC Subtopic 205-20, Presentation of Financial Statements — Discontinued Operations,

for the periods presented herein, as the costs were not directly attributable to the discontinued operations of the former Therapeutics operating segment. These costs were nil and $1.1 million for the three months ended June 30, 2025 and 2024, respectively.

The Company will not have any significant continuing involvement in the operations of the former Therapeutics operating segment after the disposal transaction.

There were no assets and liabilities of the discontinued operations as of June 30, 2025 and March 31, 2025.
There were no condensed operating results of the discontinued operations for the three months ended June 30, 2025. The following table summarizes the condensed operating results of the discontinued operations for the three months ended June 30, 2024:

Three Months Ended June 30,
2024
(in thousands)
Operating expenses:
Research and development (includes related party expenses of $571)(1)	$14,443
Total operating expenses	$14,443
Net loss from discontinued operations(2)	$(14,443)
(1)See Note 13, “Stock-Based Compensation,” for details on total stock-based compensation related to discontinued operations.
(2)Pre-tax net loss from discontinued operations equals net loss from discontinued operations as there was no provision for (benefit from) income tax related to discontinued operations for the three months ended June 30, 2024.
There was no condensed cash flow information of the discontinued operations for the three months ended June 30, 2025. The following table summarizes the condensed cash flow information of the discontinued operations for the three months ended June 30, 2024:

Three Months Ended June 30,
2024
(in thousands)
Discontinued operations:
Net cash used in operating activities (includes a related party amount of $(3,238))	$(19,412)
Net cash used in investing activities	(8)
Net decrease in cash and cash equivalents from discontinued operations	$(19,420)

5.    Revenue
Disaggregation of Revenue
The following table presents revenue by category:

	Three Months Ended June 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue

	(in thousands, except percentages)
Point in Time
PGS	$9,315	36%	$24,397	60%
Telehealth	4,271	17%	5,039	13%
Consumer services	13,586	53%	29,436	73%
Research services	186	1%	344	1%
Total	$13,772	54%	$29,780	74%

Over Time
PGS	$9,827	39%	$8,109	20%
Telehealth	1,416	5%	1,608	4%
Consumer services	11,243	44%	9,717	24%
Research services	404	2%	917	2%
Total	$11,647	46%	$10,634	26%

Revenue by Category
PGS	$19,142	75%	$32,506	80%
Telehealth	5,687	22%	6,647	17%
Consumer services	24,829	97%	39,153	97%
Research services	590	3%	1,261	3%
Total	$25,419	100%	$40,414	100%
The following table summarizes revenue by region based on the shipping address of customers:

	Three Months Ended June 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue

	(in thousands, except percentages)
United States	$22,140	87%	$35,285	87%
United Kingdom	1,390	5%	2,124	5%
Canada	1,299	5%	2,015	5%
Other regions	590	3%	990	3%
Total	$25,419	100%	$40,414	100%
Breakage Revenue
Prior to the Closing Date, the Company sold through multiple channels, including direct-to-consumer via the Company’s website and through online retailers. If the customer does not return the kit for processing, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. The Company recognized breakage revenue from unreturned kits of $1.9 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively.
Contract Balances
Accounts receivable are recorded when the right to consideration becomes unconditional. Contract assets include amounts associated with contractual rights related to consideration for performance obligations in the Company’s Research Services contracts and are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The amount of contract assets was immaterial as of June 30, 2025 and March 31, 2025.
Contract liabilities consist of deferred revenue. As of June 30, 2025 and March 31, 2025, deferred revenue for consumer services was $38.1 million and $46.8 million, respectively. Of the $46.8 million of deferred revenue for consumer services as of March 31, 2025, the Company recognized $17.6 million as revenue during the three months ended June 30, 2025.
As of June 30, 2025 and March 31, 2025, deferred revenue for research services was $2.9 million and $2.5 million, respectively, which included $1.5 million and $1.8 million, respectively, of related party deferred revenue. Of the $2.5 million of deferred revenue for research services as of March 31, 2025, the Company recognized $0.5 million as revenue during the three months ended June 30, 2025, which included related party revenue of $0.2 million for the three months ended June 30, 2025.
Remaining Performance Obligations
The transaction price allocated to remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be billed and recognized as revenue in future periods. The Company has utilized the practical expedient available under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) to not disclose the value of unsatisfied performance obligations for PGS and telehealth as those contracts have an expected length of one year or less. As of June 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations for research services was $6.7 million. As of July 14, 2025, Research Institute acquired substantially all remaining performance obligations related to research services contracts, and therefore, there were no outstanding performance obligations related to research services. During the three months ended June 30, 2025 and 2024, revenue recognized for performance obligations satisfied in prior periods were immaterial.
6.    Collaborations

GlaxoSmithKline Agreement and Subsequent Amendments
Prior to the Closing Date, the Company had an ongoing collaboration with an affiliate of GlaxoSmithKline (“GSK”), originally established in July 2018 under a four-year exclusive drug discovery and development agreement, which was amended in 2019 and 2021 (as amended, the “original GSK Agreement”). In October 2023, the original GSK Agreement was further amended (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in the Company’s database (the “New Data”), as well as access to certain Company research services with respect to such New Data in return for a $20.0 million data access fee, which the Company received during fiscal 2025. The license to the New Data expires one year from the date GSK provided the Company with a notice that GSK was ready to use the New Data (the “Data Use Notice”); in September 2024, the Company and GSK agreed to extend the deadline for the Data Use Notice from September 30, 2024 to October 28, 2024. Revenue attributable to the New Data license was accounted for upon the satisfaction of performance obligations and was recognized upon the Company’s receipt of the Data Use Notice from GSK, which occurred on October 28, 2024. Revenue attributable to research services was recognized as the performance obligation was satisfied using an input method to measure progress. The Company believes that actual hours incurred relative to contractually agreed upon hours is the most accurate measurement of progress for the input method. The license to the New Data will expire on October 28, 2025.
Pursuant to the 2023 GSK Amendment, the Company opted-out of cost-sharing and other research and development obligations with respect to three programs initiated by GSK and the Company under the original GSK Agreement. The Company retains rights to receive low to mid-single digit royalties on net sales of products developed in these three programs.
The Company recognized research services revenue related to the 2023 GSK Amendment of $0.1 million and nil during the three months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and March 31, 2025, the Company had deferred revenue of $0.3 million related to the 2023 GSK Amendment. Cost-sharing amounts incurred prior to the identification of targets included in cost of service revenue were nil during both the three months ended June 30, 2025 and 2024. Cost-sharing amounts incurred subsequent to the identification of targets were nil and $0.6 million during the three months ended June 30, 2025 and 2024, respectively, included within net loss from discontinued operations within the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2025 and March 31, 2025, the Company had $2.2 million and $2.3 million, respectively, related to balances of amounts payable to GSK for reimbursement of shared costs included within liabilities subject to compromise on the condensed consolidated balance sheets.
GSK’s affiliate, Glaxo Group Limited, is considered as a related party to the Company. See Note 16, “Related Party Transactions.”
7.    Segment Information
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. Until her resignation on March 23, 2025, the Company’s CODM was Anne Wojcicki, the Company’s former Chief Executive Officer and President. Upon Ms. Wojcicki’s resignation, Joseph Selsavage, the Company’s current Chief Financial and Accounting Officer, was appointed interim Chief Executive Officer and President, and became the Company’s CODM.
The Company’s CODM makes decisions regarding resource allocation and performance assessment using net loss from continuing operations as presented within the condensed consolidated statement of operations and comprehensive loss. Significant expenses within net loss from continuing operations that are regularly provided to CODM and are included in the reported measure of segment profit or loss include: cost of revenue, research and development expenses, sales and marketing expenses, and general and administrative expenses, which are each separately presented on the Company’s condensed consolidated statement of operations and comprehensive loss. Other segment items within net loss from continuing operations include: interest income, net, other expense, net, and reorganization items.
The CODM uses net loss from continuing operations to assess performance, evaluate cost optimization, and allocate resources, including personnel-related and financial or capital resources, in the annual budget and forecasting process, as well as budget-to-actual variances on a monthly basis. As such, the Company has determined that it operates as one operating and reportable segment.
Information about the Company's significant customers is provided in Note 2, “Summary of Significant Accounting Policies.” Revenue from customers by service and by geographical region can be found in the revenue recognition disclosures in Note 5, “Revenue.”
The Company does not disclose segment information by asset, as the CODM does not review or use it to allocate resources or to assess the operating results and financial performance. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. Substantially all of the Company’s long-lived assets, including property and equipment, net of depreciation and amortization, and operating lease right-of-use assets, were located in the United States during the periods presented.
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
The aggregate carrying value of total assets and total liabilities included on the condensed consolidated balance sheets for the VIEs after elimination of intercompany transactions were not material as of June 30, 2025 and March 31, 2025. Total revenue included in the condensed consolidated statements of operations and comprehensive loss for the VIEs after elimination of intercompany transactions was $0.9 million for each of the three months ended June 30, 2025 and 2024. The Company maintains the ability to control the VIEs, is entitled to substantially all of the economic benefits from the VIEs, and is obligated to absorb all expected losses of the VIEs.
9.    Fair Value Measurements
Recurring Fair Value Measurements
The Company did not have any financial instruments that were measured at fair value on a recurring basis as of June 30, 2025 and March 31, 2025. The fair value of cash, restricted cash, accounts receivable, accounts payable, and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date as of June 30, 2025 and March 31, 2025.
The Company had no transfers between levels of the fair value hierarchy of its assets and liabilities measured at fair value during the three months ended June 30, 2025 and the fiscal year ended March 31, 2025.
Nonrecurring Fair Value Measurements
Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. Certain of the Company’s assets, including intangible assets are measured at fair value on a nonrecurring basis and are classified in Level 3 of the fair value hierarchy.
No nonrecurring fair value measurements for continuing operations were required during the three months ended June 30, 2025 and 2024.
10.    Balance Sheet Components
Prepaid Expense and Other Current Assets
Prepaid expense and other current assets consisted of the following:

	June 30, 2025	March 31, 2025
	(in thousands)
Prepaid expenses	$6,023	$8,827
Insurance receivables	18,054	18,497
Advances to employees	2,017	3,101
Other receivables	961	1,379
Other current assets	2,065	2,826
Prepaid expenses and other current assets	$29,120	$34,630

Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2025	March 31, 2025
	(in thousands)
Computer equipment and software	$2,682	$2,713
Laboratory equipment and software	34,653	34,681
Furniture and office equipment	782	836
Leasehold improvements	962	967
Property and equipment, gross	39,079	39,197
Less: accumulated depreciation and amortization	(38,097)	(37,939)
Property and equipment, net	$982	$1,258
Depreciation and amortization expense was $0.2 million and $1.3 million for the three months ended June 30, 2025 and 2024, respectively. There were no impairments to property and equipment for the three months ended June 30, 2025 and 2024.
Operating Lease ROU Assets, Net
Operating lease right-of-use (“ROU”) assets, net consisted of the following:

	June 30, 2025	March 31, 2025
	(in thousands)
Operating lease ROU assets	$2,408	$2,408
Less: accumulated amortization	(1,956)	(1,875)
Operating lease ROU assets, net	$452	$533
There were no impairments to ROU assets during the three months ended June 30, 2025 and 2024.
Internal-Use Software, Net
Internal-use software, net consisted of the following:

	June 30, 2025	March 31, 2025
	(in thousands)
Capitalized internal-use software	$43,148	$41,633
Less: accumulated amortization	(24,082)	(22,237)
Internal-use software, net	$19,066	$19,396
The Company capitalized $1.5 million and $1.4 million in internal-use software during the three months ended June 30, 2025 and 2024, respectively.
Amortization of internal-use software was $1.8 million for each of the three months ended June 30, 2025 and 2024. There was no impairment to internal-use software for the three months ended June 30, 2025 and 2024.

Intangible Assets, Net
Intangible assets, net consisted of the following:

	June 30, 2025
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.0	$14,900	$(14,900)	$—
Partnerships	6.3	9,000	(3,300)	5,700
Trademark	1.3	11,000	(8,067)	2,933
Developed technology	3.3	24,100	(12,624)	11,476
Non-compete agreements	1.3	2,800	(2,053)	747
Patents	3.4	5,500	(3,001)	2,499
Total intangible assets		$67,300	$(43,945)	$23,355

	March 31, 2025
	Weighted Average Remaining Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands, except years)
Customer relationships	0.0	$14,900	$(14,900)	$—
Partnerships	6.6	9,000	(3,075)	5,925
Trademark	1.6	11,000	(7,517)	3,483
Developed technology	3.6	24,100	(11,763)	12,337
Non-compete agreements	1.6	2,800	(1,913)	887
Patents	3.6	5,500	(2,797)	2,703
Total intangible assets		$67,300	$(41,965)	$25,335
Amortization expense for intangible assets was $2.0 million for each of the three months ended June 30, 2025 and 2024. There was no impairment to intangible assets during the three months ended June 30, 2025 and 2024.
Accrued Expense and Other Current Liabilities
Accrued expense and other current liabilities consisted of the following:

	June 30, 2025	March 31, 2025
	(in thousands)
Accrued payables	$4,789	$4,221
Accrued legal expenses	27,097	1,210
Accrued compensation and benefits	2,052	3,444
Accrued vacation	87	68
Accrued bonus	4,095	6,123
Accrued taxes and other	302	433
Total accrued expenses and other current liabilities	$38,422	$15,499

Liabilities Subject to Compromise
For information regarding the components of liabilities subject to compromise, see Note 3, “Bankruptcy Proceedings.”
11.    Commitments and Contingencies
Legal Matters
Cyber Incident
On October 10, 2023, the Company reported that certain information was accessed from individual 23andMe.com accounts without the account users’ authorization (the “Cyber Incident”).
As a result of the Cyber Incident, multiple class action claims have been filed against the Company in federal and state courts in California, as well as in other U.S. and international jurisdictions, and individuals have asserted or threatened arbitration claims against the Company. The Company is also responding to inquiries from various governmental officials and agencies. The federal class action claims were coordinated for pretrial proceedings by the Multidistrict Litigation Panel, and on June 5, 2024, co-lead plaintiffs’ counsel were appointed (“US Cyber Class Action Counsel”). On July 15, 2024, the Company reached an agreement in principle with US Cyber Class Action Counsel on behalf of certain representatives of U.S. persons impacted by the Cyber Incident (the “Settlement Class Representatives”) to settle the putative class action lawsuits currently pending in the U.S. District Court for the Northern District of California (the “Court”).
The parties executed a confidential settlement term sheet on July 29, 2024, which contemplated an aggregate cash payment by the Company of $30.0 million to settle all claims brought on behalf of all persons in the United States whose personal information was impacted by the Cyber Incident. In addition, the Company agreed to document various business practice initiatives relating to cybersecurity and provide customers with the option to enroll in a privacy and monitoring service for three years. The Company subsequently reached an agreement with US Cyber Class Action Counsel, on behalf of the Settlement Class Representatives, on all material terms, including payment of $30.0 million (the “Class Action Settlement”).
On December 4, 2024, the Court granted preliminary conditional approval of the Class Action Settlement under which the Company would agree to pay $30.0 million and implement certain remedial measures to resolve all claims by U.S. customers (who do not opt out) arising out of the Cyber Incident (“Cyber Class Action Members”). The Court’s order granting preliminary approval of the settlement was conditioned on the parties’ acceptance of certain modifications to the Class Action Settlement, including the exclusion from the settlement class of customers who have chosen to exercise their right to arbitrate, whether by making a demand for arbitration or by filing a formal complaint with the arbitral forum.
On March 21, 2025, the Company entered into settlements with arbitration claimants represented by Labaton Keller Sucharow LLP, Levi & Korsinsky LLP, and Milberg Coleman Bryson Phillips Grossman PLLC, (the “Arbitration Settlement”) and plaintiffs represented by Potter Handy, LLP in actions filed in the Superior Court of the State of California (the “State Court Settlement”) relating to the Cyber Incident. Pursuant to the terms of the Class Action Settlement, the Arbitration Settlement, and the State Court Settlement (collectively, the “Settlements”), the Company has agreed to pay, subject to the satisfaction of certain conditions, an aggregate of $37.5 million to settle claims relating to the Cyber Incident brought on behalf of U.S. customers (who do not opt out). The Settlements represent compromise settlements and shall not be construed as an admission of any liability or obligation whatsoever by any party to any other party or any other person or entity. The status and treatment of the Arbitration Settlement and State Court Settlement remain subject to ongoing discussions and negotiations in the Chapter 11 Cases.
As part of the Chapter 11 Cases, the Company reached agreements in principle with US Cyber Class Action Counsel and counsel representing Canadian putative class members impacted by the Cyber Incident (“Canadian Cyber Counsel”) that authorize US Cyber Class Action Counsel and Canadian Cyber Counsel to each file one, consolidated class proof of claim on behalf of their respective class members.
On June 17, 2025, the United Kingdom’s Information Commissioner’s Office fined the Company for conduct relating to the Cyber Incident.
During the three months ended June 30, 2025, the Company recorded a total of approximately $9.0 million in additional settlements and fines related to the Cyber Incident. The Settlements and fines have been reclassified as liabilities subject to compromise in accordance with ASC 852 and will be subject to claims resolution in the Bankruptcy Court. The ultimate resolution of these liabilities is subject to the outcome of the Chapter 11 Cases and may be adjusted based on claims allowed by the Bankruptcy Court.
During the three months ended June 30, 2025, the Company recognized $10.3 million in net expenses related to the Cyber Incident, primarily related to estimated loss contingencies and legal fees incurred. As of June 30, 2025, the Company had $49.0 million of accrued expenses related to estimated loss contingencies and legal fees included in liabilities subject to compromise, offset by $18.0 million of insurance recoveries included in prepaid and other current assets, in the condensed consolidated balance sheets.
Indemnification
The Company enters into indemnification provisions under agreements with other companies in the ordinary course of business, including, but not limited to, collaborators, landlords, vendors, and contractors. Pursuant to these arrangements, the Company agrees to indemnify, defend, and hold harmless the indemnified party for certain losses suffered or incurred by the indemnified party as a result of the Company’s activities. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable. As of the date of this filing, the Company had never incurred costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes that the fair value of these provisions is not material. The Company maintains insurance, including commercial general liability insurance and product liability insurance, to offset certain potential liabilities under these indemnification provisions. In addition, the Company indemnifies its officers, directors, and certain key employees against claims made with respect to matters that arise while they are serving in their respective capacities as such, subject to certain limitations set forth under applicable law, the Company’s Bylaws, and applicable indemnification agreements. As of June 30, 2025, the Company was not aware of any known events or circumstances that have resulted in a material claim related to these indemnification obligations.
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
Earn-Out Shares
On June 16, 2021, VG Acquisition Corp. (“VGAC”) and Chrome Merger Sub, Inc., a Delaware corporation and wholly owned direct subsidiary of VGAC (“Merger Sub”), consummated a merger with 23andMe, Inc. (the “Merger”), whereby Merger Sub merged with and into 23andMe, Inc., with 23andMe, Inc. being the surviving corporation and a wholly owned subsidiary of the Company. As of June 30, 2025 and March 31, 2025, the Class A common stock included 190,707 shares held by VGAC founders (“Earn-Out Shares”) that are subject to a lock-up of seven years from June 16, 2021, the closing date of the Merger. The lock-up has an early release effective (i) with respect to 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $250.00 per share for any 20 trading days within any 30-trading-day period, and (ii) with respect to the other 50% of the Earn-Out Shares, upon the closing price of the Company’s Class A common stock equaling or exceeding $300.00 per share for any 20 trading days within any 30-trading-day period; provided that the transfer restrictions applicable to the Earn-Out Shares will terminate on the date following the closing date on which the Company completes a liquidation, merger, amalgamation, capital stock exchange, reorganization, or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of Class A common stock for cash, securities, or other property (a “Liquidation Event”), if such Liquidation Event occurs prior to the date that the stock price thresholds referenced in (i) and (ii) are met. As of June 30, 2025, the Company did not meet any earn-out thresholds. The Earn-Out Shares are issued and outstanding Class A common shares that cannot be forfeited, and as such, meet the criteria for equity classification in accordance with ASC Topic 505, Equity.
Reserve for Issuance
The Company has the following shares of Class A common stock reserved for future issuance, on an as-if-converted basis:

	June 30, 2025	March 31, 2025
Outstanding stock options	2,431,632	2,856,385
Outstanding restricted stock units	1,675,216	2,067,067
Remaining shares available for future issuance under Amended and Restated 2021 Incentive Equity Plan	4,655,023	3,940,534
Remaining shares available for future issuance under Employee Stock Purchase Plan	429,381	429,381
Total shares of common stock reserved	9,191,252	9,293,367
At-the-Market (“ATM”) Offering
On February 6, 2023, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), as sales agent, pursuant to which Cowen agreed to use reasonable efforts to sell up to $150.0 million in shares of the Class A common stock (the “ATM Shares”) from time to time, based upon the Company’s instructions (including any price, time, or size limits or other customary parameters or conditions that the Company may impose), by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, and pursuant to the Shelf Registration Statement on Form S-3 (the “Shelf Registration Statement”) that the Company filed with the SEC on February 6, 2023 (the “ATM Program”). The Company agreed to pay Cowen a commission of 3.0% of the gross proceeds for the Class A common stock sold through the ATM Program. As no ATM Shares or other securities covered by the Shelf Registration Statement had been issued or sold, in connection with the Chapter 11 Cases, the Company determined to withdraw the Shelf Registration Statement. Accordingly, on June 3, 2025, the Company submitted to the SEC a request to withdraw the Shelf Registration Statement, and as of June 3, 2025, the ATM Program was terminated.
13.    Annual Incentive Plan and Stock-Based Compensation
Annual Incentive Plan (“AIP”)
On June 9, 2022, the Compensation Committee of the Company’s Board of Directors adopted the AIP, pursuant to which employees and certain service providers of 23andMe, Inc. and its affiliates were eligible to receive annual incentive bonuses in the form of cash or restricted stock units (“RSUs”) issued by the Company under the 23andMe Holding Co. Second Amended and Restated 2021 Incentive Equity Plan, based upon the Company’s achievement of certain pre-established financial, operational, and/or strategic performance metrics. The Company accounts for the RSUs issued under the AIP as liability awards, and adjusts the liability and corresponding expenses at the end of each quarter until the date of settlement, considering the probability that the performance conditions will be satisfied. The Company recorded stock-based compensation expense from continuing operations of $(1.7) million and $3.6 million related to the AIP for the three months ended June 30, 2025 and 2024, respectively. The Company recorded stock-based compensation expense from discontinued operations of nil and $0.5 million related to the AIP for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and March 31, 2025, the liability of the AIP from continuing operations was $3.6 million and $5.3 million, respectively, which was included in other current liabilities on the condensed consolidated balance sheet. There was no liability related to the AIP from discontinued operations as of June 30, 2025 and March 31, 2025. Payouts under the AIP were settled in cash for fiscal 2025 and in RSUs for fiscal 2024. See Note 17, “Subsequent Events,” for additional updates.
Stock-Based Compensation
Total stock-based compensation expense, including stock-based compensation expense related to awards classified as liabilities, was $5.7 million and $19.5 million from continuing operations and nil and $2.1 million from discontinued operations for the three months ended June 30, 2025 and 2024, respectively.
14.    Net Loss Per Share Attributable to Common Stockholders
The net loss attributable to common stockholders is allocated on a proportionate basis, and the resulting net loss per share is identical for Class A common stock and Class B common stock under the two-class method.
The Company’s stock options, RSUs, restricted stock awards subject to vesting, estimated RSUs to be issued under the AIP, and estimated shares to be issued under the 23andMe Holding Co. Amended and Restated Employee Stock Purchase Plan (“ESPP”) are considered to be potential common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive.
Net loss attributable to common stockholders was equivalent to net loss for all periods presented.
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the periods presented:

	Three Months Ended June 30,
	2025		2024
	Class A	Class B	Class A	Class B
	(in thousands, except share and per share data)
Numerator:
Net loss from continuing operations	$(18,744)	$(5,084)	$(36,487)	$(18,470)
Net loss from discontinued operations	$—	$—	$(9,588)	$(4,855)
Net loss attributable to common stockholders	$(18,744)	$(5,084)	$(46,075)	$(23,325)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	21,622,339	5,864,029	16,461,257	8,333,388
Net loss per share attributable to common stockholders:
Net loss per share from continuing operations, basic and diluted	$(0.87)	$(0.87)	$(2.22)	$(2.22)
Net loss per share from discontinued operations, basic and diluted	$—	$—	$(0.58)	$(0.58)
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(0.87)	$(2.80)	$(2.80)
The potential shares of Class A common stock outstanding that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive were as follows:

	Three Months Ended June 30,
	2025	2024
Outstanding stock options	2,431,632	3,241,610
Unvested RSUs	1,675,216	3,413,950
ESPP (1)	—	119,002
Total	4,106,848	6,774,562
(1) The Company suspended purchases under the ESPP effective March 1, 2025.
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
There was no income tax expense or benefit recognized for the three months ended June 30, 2025 and 2024. The provision tax expense or benefit from income taxes is reflected on the condensed consolidated statements of operations and comprehensive loss for the periods. The Company continues to maintain a full valuation allowance on the remaining net deferred tax assets of the U.S. entities as it is more likely than not that the Company will not realize the deferred tax assets. Utilization of net operating loss carryforwards may be subject to future annual limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions.
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
16.    Related Party Transactions
As described in Note 6, “Collaborations,” in July 2018, the Company and GSK entered into the original GSK Agreement, and there were transactions with GSK during the three months ended June 30, 2025 and 2024. At the time the original GSK Agreement was entered into, GSK also purchased shares of Series F-1 redeemable convertible preferred stock of 23andMe, Inc. These shares were converted into a like number of shares of 23andMe, Inc. Class B common stock immediately prior to the Merger and were exchanged pursuant to the share conversion ratio provided for in the Merger Agreement into shares of the Company’s Class B common stock. GSK had a 42.6% and 21.7% voting interest in the Company as of June 30, 2025 and March 31, 2025, respectively.
The Anne Wojcicki Foundation, which subscribed for 125,000 shares of the Company’s Class A common stock in the PIPE investment in connection with the Merger, is affiliated with Anne Wojcicki, the Company’s co-founder, former Chief Executive Officer, and current member of the Board of Directors, and therefore is a related party.
In January 2024, the Company entered into a research services agreement (the “TWF Agreement”) and related statement of work (the “initial SOW”) with the Troper Wojcicki Foundation (“TWF”) with the goal of expanding scientific knowledge in the field of lung cancer using the Company’s phenotype and genotype data to build large scale research cohorts. At the time, Susan Wojcicki was a director and officer of TWF, and a sibling of Anne Wojcicki, the Company’s co-founder, former Chief Executive Officer, and current member of the Board of Directors, and therefore the Company determined that TWF is a related party. The TWF Agreement has a term of five years through December 21, 2028. The fees under the initial SOW are $5.4 million, payable in installments over the term of the TWF Agreement, with certain payments being subject to the achievement of specified milestones. The Company recognized revenue from the TWF Agreement of $0.2 million during each of the three months ended June 30, 2025 and 2024. As of June 30, 2025 and March 31, 2025, the Company had deferred revenue of $1.2 million and $1.4 million, respectively, associated with the TWF Agreement.
17.    Subsequent Events
Consummation of Sale of Substantially all Assets to Research Institute
On July 14, 2025, the Company and Research Institute consummated the Research Institute Asset Purchase Agreement, whereby Research Institute acquired substantially all of the Debtors’ Assets, excluding the Excluded Assets, free and clear of liens, claims, encumbrances, and other interests other than certain permitted encumbrances, and assumed and paid the Liabilities. On the same date, the Company received sale proceeds of $302.5 million in cash. Research Institute continues to serve as a stalking horse sponsor of a Chapter 11 plan to acquire the Excluded Business for an aggregate purchase price of $2.5 million. The Excluded Assets consist primarily of the assets of the Excluded Business.
The Chapter 11 Cases remain pending, and the Company expects to provide additional information regarding the distribution of proceeds from the Transaction, if any, at a subsequent date.

Research Institute is an affiliate of Anne Wojcicki, the Company’s co-founder, former Chief Executive Officer, and current member of the Company’s Board of Directors. Accordingly, the Company determined that Research Institute is a related party.
Repayment of DIP Financing Borrowings
On July 14, 2025, in connection with the consummation of the Transaction, all outstanding indebtedness was paid in full and all commitments and obligations were terminated related to the DIP Financing with JMB. The Company repaid $25.0 million of borrowings and paid $0.1 million of interest, the Exit Fee of $2.4 million, and legal fees totaling $0.5 million.
Payment of Break-Up Fee to Regeneron
On June 6, 2025, the Bankruptcy Court authorized the Debtors to pay Regeneron a $10.0 million break-up fee concurrently with the closing of the Transaction with Research Institute if the Debtors selected Research Institute as the auction winner. On July 16, 2025, following the consummation of the Transaction, the Company paid the $10.0 million break-up fee to Regeneron.
Settlement of AIP Annual Incentive Bonuses for Fiscal 2025
For the one-year performance period ended March 31, 2025, based upon the achievement of certain pre-established performance metrics and as determined by the Compensation Committee of the Company’s Board of Directors, the Company settled fiscal 2025 AIP payouts of approximately $3.6 million in cash on July 16, 2025. As of April 1, 2025, the AIP has been discontinued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provide information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The following discussion and analysis (the “MD&A”) of our financial condition and results of operations should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC on June 11, 2025, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on July 17, 2025 (the “Fiscal 2025 Form 10-K”), including the audited consolidated financial statements of 23andMe Holding Co. as of March 31, 2025 and 2024 and Management’s Discussion and Analysis of Financial Condition and Results of Operations included therein, as well as the accompanying unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q.
In addition to historical information, this discussion and analysis contains forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including, without limitation, those discussed in the Fiscal 2025 Form 10-K and our subsequent reports filed with the SEC, that could cause actual results to differ materially from historical results or anticipated results. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the “Company,” “23andMe,” “we,” “us,” and “our” refer to 23andMe Holding Co., a Delaware corporation formerly known as VG Acquisition Corp. and its consolidated subsidiaries.
Overview
On March 23, 2025, we and our subsidiaries (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) seeking relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Bankruptcy Court”) for the Eastern District of Missouri (the “Chapter 11 Cases”). On July 14, 2025 (the “Closing Date”), we and 23andMe Research Institute (formerly known as TTAM Research Institute), a California nonprofit public benefit corporation (“Research Institute”), consummated the transactions contemplated by the Asset Purchase Agreement, by and among the Debtors and Research Institute, dated as of June 13, 2025 (the “Research Institute Asset Purchase Agreement”), whereby Research Institute acquired substantially all of the Debtors’ assets for a total purchase price of $305.0 million in cash (the “Transaction”). On July 14, 2025, we received $302.5 million in cash, excluding $2.5 million related to Research Institute serving as a stalking horse sponsor of a Chapter 11 plan to acquire our telehealth services business. As a result of the Transaction, as of the Closing Date, the (a) direct-to-consumer genetic testing, analytics, and genomic sequencing business (the Personal Genome Service (“PGS”)) and (b) research services business ceased to be included in our operations. We continue to operate our telehealth business through our subsidiary. We plan to sell Lemonaid Health, Inc. (“Lemonaid Health”), and we have commenced wind-down of our operations. We expect to cease our existence following the distribution of all remaining assets. As a result of the Chapter 11 Cases and the Transaction, realization of our assets and the satisfaction of our liabilities are subject to uncertainty during the wind-down process. We do not expect to engage in any revenue-generating activities other than the operations of Lemonaid Health. The information set forth in this MD&A, including, without limitation, the Results of Operation, is as of June 30, 2025, and therefore does not reflect the completion of the Transaction. For additional information regarding the Chapter 11 Cases and the Transaction, see Note 3, “Bankruptcy Proceedings,” and Note 17, “Subsequent Events,” respectively, to our condensed consolidated financial statements included elsewhere in this Form 10-Q.
Our telehealth platform, Lemonaid Health, continues to provide customers digital access to affordable healthcare professionals. Through the Lemonaid Health telehealth platform, we connect patients to licensed healthcare professionals to provide affordable and direct online access to medical care, from consultation through treatment, for a number of common conditions. When medications are prescribed by Lemonaid Health’s affiliated healthcare professionals, patients can use Lemonaid Health’s online pharmacy for fulfillment.
We previously operated our business through two reporting segments: (1) Consumer and Research Services; and (2) Therapeutics. As previously disclosed, on November 8, 2024, our Board of Directors approved a reduction in force related to both our former Consumer and Research Services and Therapeutics segments (the “November 2024 Reduction in Force”), which also included the closure of substantially all operations in our Therapeutics operating segment (together with the November 2024 Reduction in Force, the “November 2024 Reduction Plan”). Since the discontinuation of the Therapeutics operating segment in November 2024, we operate our business as one segment. Prior comparative periods have been revised to conform with the current period segment presentation. Unless otherwise noted, management’s discussion and analysis of our results of operations relate to our continuing operations. See Note 2, “Summary of Significant Accounting Policies,” and Note 4, “Discontinued Operations,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.

Key Factors Affecting Results of Operations
Customer and Members
PGS. Our historical financial performance was largely driven by the rate of sales of PGS kits. Revenue from the PGS business, primarily composed of kit sales, represented approximately 75% and 80% of our total revenues for the three months ended June 30, 2025 and 2024, respectively. Kit sales have been a source of members to the PGS membership service, which represented approximately 38% and 19% of our total revenue during the three months ended June 30, 2025 and 2024, respectively. The PGS business was acquired by Research Institute upon the consummation of the Transaction on the Closing Date.
Telehealth. Revenue from our telehealth business represented approximately 22% and 17% of our total revenue during the three months ended June 30, 2025 and 2024, respectively. As there are many participants in the telehealth market, including new entrants and traditional health care systems offering virtual care, competition with respect to our telehealth business continues to intensify.
Research Participants
As of June 30, 2025, over 80% of customers had consented to participate in research (“Consenting Customers”). These Consenting Customers permitted us to use their de-identified data in our research and many of them had regularly responded to our research surveys, providing us with phenotypic data in addition to the genetic data in their DNA samples. We have analyzed this genotypic and phenotypic data and conducted genome-wide association studies and phenome-wide association studies, which enabled us to determine whether particular genetic variants affect the likelihood of individuals developing certain diseases. Customers can withdraw their consent to participate in research at any time. The data was acquired by Research Institute upon the consummation of the Transaction on the Closing Date.
Collaborations
Substantially all of research services revenues were generated from the original GSK Agreement (as defined in Note 6, “Collaborations”).
The exclusive target discovery term under the original GSK Agreement expired in July 2023. In October 2023, we entered into an amendment to the original GSK Agreement (the “2023 GSK Amendment”) to provide GSK with a non-exclusive license to certain new, de-identified, aggregated data included in our database (the “New Data”), as well as access to certain research services with respect to such New Data in return for a $20.0 million data access fee, which we received during fiscal 2024. The license to the New Data expires one year from the date GSK provided us with a notice that GSK was ready to use the New Data (the “Data Use Notice”), which occurred on October 28, 2024. Accordingly, the license to the New Data will expire on October 28, 2025. See Note 6, “Collaborations,” to our condensed consolidated financial statements for more information regarding the 2023 GSK Amendment. This agreement may be transferred to Research Institute pursuant to the Transaction.
Customer Retention
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
As discussed above, we determined that the closure of substantially all operations in the Therapeutics operating segment met the criteria for presentation as a discontinued operation. Certain prior period amounts related to discontinued operations, as a result of the closure of substantially all operations in our Therapeutics operating segment, have been reclassified to conform with the current period presentation. As a result, we have retrospectively recast our condensed consolidated statements of operations and comprehensive loss for the three months ended June 30, 2024 to reflect the operating results related to the disposed business in discontinued operations. We have chosen not to segregate the cash flows of the disposed business in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided in Note 4, “Discontinued Operations,” to our condensed consolidated financial statements included elsewhere in this Form 10-Q. Unless otherwise noted, management’s discussion and analysis of our results of operations relate to our continuing operations, which include results of operations related to the PGS and research services business for the three months ended June 30, 2025 and 2024.
General corporate overhead costs historically allocated to the former Therapeutics operating segment that do not meet the requirements to be presented in discontinued operations have been allocated to the continuing operations in accordance with Accounting Standards Codification (“ASC”) Subtopic 205-20, Presentation of Financial Statements — Discontinued Operations, for the periods presented herein, as the costs were not directly attributable to the discontinued operations of the Therapeutics operating segment. Such allocations include general corporate overhead costs for shared services.
Key Business Metrics
Prior to the consummation of the Transaction, we believed that the following metrics were useful in evaluating our business:
•PGS Customers. “Customers” means individuals who have registered a PGS kit and provided their DNA sample. We had approximately 14.0 million and 14.4 million Customers as of June 30, 2025 and March 31, 2025, respectively.
•Consenting Customers. “Consenting Customers” are Customers who have affirmatively opted in to participate in research. Consenting Customers have been critical to research programs, which we have used to identify drug targets and to generate new and interesting additional ancestry and health reports. Moreover, Consenting Customers have responded to our research surveys, providing useful phenotypic data about their traits, habits, and lifestyles, which we analyzed using de-identified data to determine whether a genetic variant makes an individual more or less likely to develop certain diseases. As of June 30, 2025, over 80% of our Customers were Consenting Customers.
•Members. This metric represents the number of customers who have signed up for the 23andMe+ Premium membership service. As of March 31, 2025 and 2024, our 23andMe+ Premium membership base had approximately 564,000 and 562,000 members, respectively.
•Net Loss from Continuing Operations and Adjusted EBITDA from Continuing Operations. Net Loss from Continuing Operations and Adjusted EBITDA from continuing operations, a non-GAAP financial measure, are measures of profitability reported to our interim Chief Executive Officer (“CEO”), the chief operating decision-maker (“CODM”). See “—Adjusted EBITDA from Continuing Operations” below for further details and a reconciliation of Adjusted EBITDA from continuing operations to net loss from continuing operations.
Components of Results of Operations
Revenue
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), when we transfer promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Our service revenue has been composed primarily of sales of PGS kits to customers, 23andMe+ Premium membership and telehealth services, which include online medical visits and memberships, as well as revenues from our research services. Our product revenue has been composed primarily of telehealth pharmaceutical sales, as well as a portion of our telehealth membership revenue.
See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in our Fiscal 2025 Form 10-K for a more detailed discussion of our revenue recognition policies.
Cost of Revenue, Gross Profit, and Gross Margin
Cost of service revenue for PGS primarily consisted of cost of raw materials, lab processing fees, personnel-related expenses, including salaries, benefits, and stock-based compensation, shipping and handling, and allocated overhead. Cost of service revenue for telehealth primarily consists of personnel-related expenses as described above that various affiliated professional medical corporations (“PMCs”) incur for medical services, and amortization of intangible assets. Cost of product revenue consists of personnel-related expenses, telehealth prescription drug costs, packaging and shipping, and allocated overhead. Cost of revenue for research services has primarily consisted of personnel-related expenses as described above, and allocated overhead.
Our gross profit represents total revenue less our total cost of revenue, and our gross margin is our gross profit expressed as a percentage of our total revenue. Our gross profit and gross margin have been and will continue to be affected by a number of factors, including the prices we charge for telehealth services (medical visits, pharmacy services, and memberships), the costs we incur for medical services and prescription drug costs, and the personnel costs to fulfill them. Our gross margin may fluctuate from period to period.
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
Research and Development Expenses
Research and development expenses primarily consist of personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our research and development personnel, collaboration expenses, third-party data services, and allocated overhead. The November 2024 Reduction Plan included the closure of substantially all operations in our former Therapeutics segment, and as a result preclinical and clinical trial costs, laboratory services and supplies costs prior to November 2024 are included in discontinued operations.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of advertising costs, personnel-related expenses, including salaries, benefits, and stock-based compensation associated with our sales and marketing personnel, amortization and impairment of intangible assets, outside services, and allocated overhead.
Advertising and brand costs consist primarily of direct expenses related to television, online and radio advertising, including production and branding, paid search, online display advertising, direct mail, affiliate programs, marketing collateral. Advertising production costs are expensed the first time that the advertising takes place, and all other advertising costs are expensed as incurred. Deferred advertising costs primarily consist of vendor payments made in advance to secure media spots across varying media channels, as well as production costs incurred before the first time the advertising takes place. Deferred advertising costs are expensed on the first date that the advertisements occur.
In addition, sales and marketing costs include platform fees due to brokers related to our third-party retailers and market research.
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
We have experienced substantial general and administrative expenses in connection with operating as a public company, including expenses associated with compliance with SEC rules and regulations, and related legal, audit, insurance, investor relations, professional services, and other administrative expenses. We have experienced substantial expenses related to the Settlements (as defined in Note 11, “Commitments and Contingencies”) and legal fees associated with the Cyber Incident (as defined in Note 11, “Commitments and Contingencies”), net of probable insurance recoveries, compensation and recruiting fees related to the recruitment and appointment of directors to our Board of Directors, and legal and finance expenses to support the Special Committee of our Board of Directors and the Chapter 11 Cases.
Other Income (Expense)
Other income (expense) includes interest income, net, and other expense, net. Interest income, net primarily consists of interest income earned on our cash deposits and cash equivalents. Other expense, net primarily consists interest earned on money market funds prior to March 23, 2025, the effects of changes in foreign currency exchange rates, and other non-operating income and expenditures.
Reorganization Items, Net
Reorganization items, net consist of costs directly incurred in connection with the Chapter 11 Cases. Such costs include attorneys’ and financial advisors’ fees, financing fees related to the DIP Facility (as defined in Note 3, “Bankruptcy Proceedings”), revisions of estimated claims related to liabilities subject to compromise, adjustments to legal contingencies, and other professional fees incurred in connection with the Chapter 11 Cases. We expect to continue to incur significant expenses in connection with the Chapter 11 Cases and certain related transactions, and it is possible that such costs will increase over time, particularly if we incur certain success-related and/or other contingent fees, which could be significant. In addition, the longer the Chapter 11 Cases continue, the higher our expenses for these matters could be. We expect to incur material reorganization expenses in the near term.
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

Results of Operations
Comparisons for the Three Months Ended June 30, 2025 and 2024
The following table sets forth our unaudited condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Revenue:
Service	$20,584	$34,679	$(14,095)	(41%)
Product	4,835	5,735	(900)	(16%)
Total revenue	25,419	40,414	(14,995)	(37%)
Cost of revenue:
Service (1) (2)	9,366	17,324	(7,958)	(46%)
Product (1) (2)	2,523	2,706	(183)	(7%)
Total cost of revenue	11,889	20,030	(8,141)	(41%)
Gross profit	13,530	20,384	(6,854)	(34%)
Operating expenses:
Research and development (1) (2)	14,452	29,693	(15,241)	(51%)
Sales and marketing (1) (2)	6,467	15,641	(9,174)	(59%)
General and administrative (1) (2)	23,320	32,562	(9,242)	(28%)
Total operating expenses	44,239	77,896	(33,657)	(43%)
Loss from operations	(30,709)	(57,512)	26,803	(47%)
Other income (expense):
Interest income, net	86	2,574	(2,488)	(97%)
Other income (expense), net	(12)	(19)	7	(37%)
Loss before income taxes	(30,635)	(54,957)	24,322	(44%)
Reorganization items, net	(6,807)	—	(6,807)	(100%)
Net loss from continuing operations	(23,828)	(54,957)	31,129	(57%)
Net loss from discontinued operations (3)	—	(14,443)	14,443	(100%)
Net loss	$(23,828)	$(69,400)	$45,572	(66%)
(1)General corporate overhead costs for shared services historically allocated to the former Therapeutics operating segment that do not meet the requirements to be presented in discontinued operations have been allocated to the continuing operations for the periods presented herein, as the costs were not directly attributable to the discontinued operations of the former Therapeutics operating segment. These costs were nil and $1.1 million for the three months ended June 30, 2025 and 2024, respectively.
(2)Total stock-based compensation expense from continuing operations was $5.7 million and $19.5 million for the three months ended June 30, 2025 and 2024, respectively. Total stock-based compensation expense from discontinued operations was nil and $2.1 million for the three months ended June 30, 2025 and 2024, respectively.

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Revenue:
Service	81%	86%
Product	19%	14%
Total revenue	100%	100%
Cost of revenue:
Service	37%	43%
Product	10%	6%
Total cost of revenue	47%	49%
Gross profit	53%	51%
Operating expenses:
Research and development	57%	73%
Sales and marketing	25%	39%
General and administrative	92%	81%
Total operating expenses	174%	193%
Loss from operations	(121%)	(142%)
Other income (expense):
Interest income, net	—%	6%
Other income (expense), net	—%	—%
Loss before income taxes	(121%)	(136%)
Reorganization items, net	(27%)	—%
Net loss from continuing operations	(94%)	(136%)
Net loss from discontinued operations	—%	(36%)
Net loss	(94%)	(172%)
Revenue
Total revenue decreased by $15.0 million, or 37%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease in total revenue was driven by a $14.1 million decrease in service revenue, which included a $15.2 million decrease in PGS kit revenue driven mainly by lower PGS kit sales volume, as well as a lower average selling price due to greater promotions and discounts versus the prior year quarter. The decrease in service revenue also included a $0.7 million decrease in research services revenue due to lower collaborations revenue recognized and a $0.1 million decrease in telehealth services revenue primarily driven by lower medical visits. These decreases in service revenue were partially offset by a $1.9 million increase in consumer PGS membership services revenue. The decrease in total revenue was also driven by a $0.9 million decrease in telehealth tangible product revenue, primarily driven by lower medical visits and pharmacy sales.
Cost of Revenue, Gross Profit and Gross Margin
Total cost of revenue decreased by $8.1 million, or 41%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The cost of service revenue for consumer services decreased by $8.0 million, driven by a $6.4 million decrease in the cost of revenue for PGS primarily due to lower lab processing, shipping and fulfillment, and kit costs due to lower PGS kit sales volume. In addition, cost of service revenue also decreased due to a $1.1 million decrease in telehealth services cost of revenue primarily from lower personnel-related expenses and a $0.4 million decrease in research services cost of revenue due to lower collaboration revenue recognized. Product cost of revenue decreased by $0.2 million primarily from reduced shipping costs due to lower pharmacy sales volume.

Our overall gross profit decreased by $6.9 million, or 34%, to $13.5 million for the three months ended June 30, 2025 from $20.4 million for the three months ended June 30, 2024. The decrease in gross profit was primarily driven by a decrease of $6.9 million in PGS gross profit due to lower PGS kit sales volume. Our gross margin improved from 51% for the three months ended June 30, 2024 to 53% for the three months ended June 30, 2025.
Gross margin has historically been higher for activities associated with research services than for PGS or telehealth products and services.
Research and Development Expenses
The following table sets forth our research and development expenses for the three months ended June 30, 2025 and 2024, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Personnel-related expenses	$10,134	$21,512	$(11,378)	(53%)
Lab-related research services	380	515	(135)	(26%)
Depreciation, amortization, equipment, and supplies, net of capitalized internal-use software	651	675	(24)	(4%)
Facilities, overhead allocations and other	3,287	6,991	(3,704)	(53%)
Total research and development expenses	$14,452	$29,693	$(15,241)	(51%)
Research and development expenses for the three months ended June 30, 2025 decreased to $14.5 million as compared to $29.7 million for the three months ended June 30, 2024. The $15.2 million, or 51%, decrease was primarily attributable to a $11.4 million decrease in personnel-related expenses, including a decrease in non-cash stock-based compensation expense, primarily due to reductions in force and attrition. In addition, there was a $3.7 million decrease in facilities, overhead allocations and other expenses, primarily due to a $4.1 million reduction in overhead allocations resulting from reductions in force and a reduction in facilities expenses due to lease abandonment.
Sales and Marketing Expenses
The following table sets forth our sales and marketing expenses for the three months ended June 30, 2025 and 2024, and the dollar and percentage change between the two periods:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change

	(in thousands, except percentages)
Personnel-related expenses	$2,495	$5,571	$(3,076)	(55%)
Advertising and brand	789	5,660	(4,871)	(86%)
Intangibles amortization and impairment, depreciation, equipment, and supplies	1,425	1,291	134	10%
Facilities, overhead allocations and other	1,758	3,119	(1,361)	(44%)
Total sales and marketing expenses	$6,467	$15,641	$(9,174)	(59%)
Sales and marketing expenses for the three months ended June 30, 2025 decreased to $6.5 million, as compared to $15.6 million for the three months ended June 30, 2024. The decrease of $9.2 million, or 59%, was primarily driven by a $4.9 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending. In addition, there was a $3.1 million decrease in personnel-related expenses, including a decrease in non-cash stock-based compensation expense, primarily due to reductions in force and attrition. There was also a $1.3 million decrease in facilities, overhead allocations and other expenses, primarily due to a $1.2 million reduction in overhead allocations resulting from reductions in force and a reduction in facilities expenses due to lease abandonment.
General and Administrative Expenses
Total general and administrative expenses for the three months ended June 30, 2025 decreased by $9.2 million, or 28%, to $23.3 million, as compared to $32.6 million for the three months ended June 30, 2024. The decrease was primarily due to a $7.2 million reduction in personnel-related expenses, including a decrease in non-cash stock-based compensation, due to reductions in force and attrition. There was also a decrease of $1.3 million in other expenses, including overhead allocations due to reductions in force and facilities expenses due to lease abandonment. In addition, there was a $0.7 million decrease in outside services expenses primarily due to lower consulting expenses.
Interest Income, net
Interest income, net decreased by $2.5 million from $2.6 million for the three months ended June 30, 2024 to $0.1 million for the three months ended June 30, 2025, primarily due to liquidating our money market funds as of March 23, 2025.
Reorganization Items, Net
Reorganization items, net of $(6.8) million for the three months ended June 30, 2025 primarily consisted of write-offs totaling $43.1 million related to the lease liabilities for the facilities in Sunnyvale, California (the “Sunnyvale Facility”) and South San Francisco, California (the “South San Francisco Facility”), partially offset by $36.3 million in attorneys’ and financial advisors’ fees related to the Chapter 11 Cases and financing fees related to the DIP Facility. There were no comparable amounts for fiscal 2024.
Net Loss from Discontinued Operations
Net loss from discontinued operations was primarily attributable to the discontinuation of the former Therapeutics operating segment in connection with the November 2024 Reduction Plan. The following table summarizes the condensed operating results of the discontinued operations:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	—	14,443	(14,443)	(100)%
Total operating expenses	—	14,443	(14,443)	(100)%
Net loss from discontinued operations	—	(14,443)	14,443	(100)%

Net loss from discontinued operations was $14.4 million for the three months ended June 30, 2024, which consisted primarily of personnel-expenses, including non-cash stock-based compensation, and lab-related research services expenses related to our former proprietary and collaboration therapeutics programs. There were no expenses incurred related to discontinued operations for the three months ended June 30, 2025.
Adjusted EBITDA from Continuing Operations
We evaluate the performance of our business based on Adjusted EBITDA from continuing operations, which is a non-GAAP financial measure that we define as net income (loss) from continuing operations before net interest income (expense), net other income (expense), income tax expenses (benefit), depreciation and amortization, impairment charges, stock-based compensation expense, and other items that are considered unusual or not representative of underlying trends of our business, including but not limited to: Cyber Incident expenses, net of probable insurance recoveries, write off of right-of-use and leasehold improvement assets related to lease abandonment, reorganization items, net, related to the Chapter 11 Cases, if applicable for the periods presented. Adjusted EBITDA is a key measure used by our management and our Board of Directors to understand and evaluate our operating performance and trends, to prepare and approve our annual budget, and to develop short- and long-term operating plans. In particular, we believe that the exclusion of the items eliminated in calculating Adjusted EBITDA provides useful measures for period-to-period comparisons of our business. Accordingly, we believe that Adjusted EBITDA provides useful information in understanding and evaluating our operating results in the same manner as our management and our Board of Directors. Adjusted EBITDA should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. Other companies, including companies in our industry, may calculate similarly-titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of Adjusted EBITDA as a tool for comparison. There are a number of limitations related to the use of these non-GAAP financial measures rather than net loss, which is the most directly comparable financial measure calculated in accordance with GAAP.

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
The following tables reconcile net loss from continuing operations to Adjusted EBITDA for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations:
Net loss from continuing operations	$(23,828)	$(54,957)	$31,129	(57%)
Adjustments:
Interest income, net	(86)	(2,574)	2,488	(97%)
Other expense, net	12	19	(7)	(37%)
Depreciation, amortization and impairment	2,292	3,303	(1,011)	(31%)
Amortization of acquired intangible assets	1,776	1,776	—	—%
Stock-based compensation expense	5,711	19,491	(13,780)	(71%)
Reorganization items, net	(6,807)	—	(6,807)	(100%)
Cyber Incident expenses, net of probable insurance recoveries (1)	10,266	9,429	837	9%
Total Adjusted EBITDA from continuing operations	$(10,664)	$(23,513)	$12,849	(55%)
(1)Refer to Note 11, “Commitments and Contingencies — Cyber Incident” for additional information.
Three Months Ended June 30, 2025
Adjusted EBITDA from continuing operations increased by $12.8 million, or 55%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, due to a decrease in expenses of $27.8 million, or 44%, partially offset by a decrease in revenue of $15.0 million, or 37%.
See “Results of Operations - Revenue” above for continuing operations revenue variance explanations for the three months ended June 30, 2025.
Expenses decreased primarily due to a $13.7 million decrease in personnel-related expenses due to reductions in force and attrition, a $4.8 million decrease in advertising and brand-related expenses due to a reduction in marketing campaigns and spending, a $5.6 million decrease in lab processing and kit costs due to lower PGS kit sales volume, a $3.1 million decrease in facilities expenses primarily due to a reduction in rent related to the abandonment of facilities, a $2.0 million decrease other expenses, including outside consulting services. These decreases were partially offset by a $1.4 million increase in equipment and supplies related to a true-up during the three months ended June 30, 2024, which resulted in lower than typical hardware and software subscription costs.
Liquidity, Capital Resources and Going Concern
Historically, we have financed our operations primarily through sales of equity securities and sales of PGS, telehealth, and research services. Our primary requirements for liquidity and capital are to fund operating needs and finance working capital, capital expenditures, and general corporate purposes.
As of June 30, 2025, we had unrestricted cash of $39.8 million, which is held for working capital purposes. We have incurred significant operating losses as reflected in our accumulated deficit and negative cash flows from operations. We had an accumulated deficit of $2.5 billion as of June 30, 2025. On May 5, 2025 and June 26, 2025, we received $10.0 million and $15.0 million, respectively, in borrowings under the DIP Facility, which was used (i) to pay amounts, fees, costs, and expenses related to the Chapter 11 Cases or payable under the DIP Credit Agreement (as defined in Note 3, “Bankruptcy Proceedings”) and (ii) for working capital and general corporate purposes. On July 14, 2025, we completed the Transaction, whereby we sold substantially all of the Debtor’s assets to Research Institute for total cash proceeds of $302.5 million. We plan to sell Lemonaid Health and wind down our operations. On July 14, 2025, in connection with the consummation of the Transaction, all outstanding indebtedness was paid in full, and all commitments and obligations were terminated related to the DIP Facility. We repaid $25.0 million of borrowings and paid $0.1 million of interest, an exit fee of $2.4 million, and legal fees totaling $0.5 million. Additionally, on July 16, 2025, we settled fiscal 2025 Annual Incentive Plan payouts of approximately $3.6 million in cash, and paid Regeneron Pharmaceuticals, Inc. a $10.0 million break-up fee. For additional information, see Note 3, “Bankruptcy Proceedings,” and Note 17, “Subsequent Events,” in the accompanying condensed consolidated financial statements.
As a result of the Chapter 11 Cases and the Transaction, realization of our assets and the satisfaction of our liabilities are subject to uncertainty during the Chapter 11 wind-down process, and we have incurred, and continue to incur, material reorganization expenses related to the Chapter 11 Cases. The completion of the Transaction has removed substantially all assets, and all revenue, liabilities, and cash generated by such assets, from our financial statements. We do not expect to engage in any revenue-generating activities other than the operations of Lemonaid Health. The ultimate settlement of the liabilities subject to compromise is dependent on the outcome of the Chapter 11 Cases and may be adjusted based on claims allowed by the Bankruptcy Court. These adjustments could be material. Further, any approved Chapter 11 plan could materially change the amounts of assets and liabilities reported in the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include all adjustments related to the completion of the Transaction or that might be necessary as a consequence of the Chapter 11 Cases. For example, the condensed consolidated financial statements do not include all adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from this uncertainty, and such adjustments could be material. Therefore, substantial doubt exists that we will be able to continue as a going concern for one year from the issuance date of these consolidated financial statements.
Cash from operations could also be affected by other risks, including, without limitation, those risks set forth in Part I, Item 1A, “Risk Factors,” of our Fiscal 2025 Form 10-K, as amended and supplemented in our subsequent reports and filings with the SEC.
On February 6, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Agent”), pursuant to which we agreed to sell, from time to time, at our option, up to $150.0 million in aggregate principal amount of an indeterminate amount of shares of our Class A common stock, $0.0001 par value per share (the “ATM Shares”), through the Agent, as our sales agent (the “ATM program”). As no ATM Shares or other securities covered by the Shelf Registration Statement on Form S-3 (the “Shelf Registration Statement”) that the Company filed with the SEC on February 6, 2023 had been issued or sold, in connection with the Chapter 11 Cases, we determined to withdraw the Shelf Registration Statement. Accordingly, on June 3, 2025, we submitted to the SEC a request to withdraw the Shelf Registration Statement, and as of June 3, 2025, the ATM Program was terminated.
For the three months ended June 30, 2025, there were no material changes outside of the ordinary course of business in our commitments and contractual obligations disclosed in the Fiscal 2025 Form 10-K, other than a reduction in liabilities subject to compromise consisting of $43.1 million related to a true-up to the maximum claim amount allowed under Bankruptcy Code 502(b)(6) for our rejected lease liabilities for both the Sunnyvale Facility and the South San Francisco Facility, and an additional $9.0 million in charges related to settlements and fines related to the Cyber Incident. See Note 11, “Commitments and Contingencies — Cyber Incident,” to our condensed consolidated financial statements for more information regarding the Cyber Incident.
Upon the consummation of the Transaction, on the Closing Date, substantially all of our commitments and contractual obligations (other than those related to Lemonaid Health) were assumed by Research Institute.

Cash Flows
The following table summarizes our cash flows from continuing and discontinued operations for the periods presented:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(28,993)	$(43,270)
Net cash used in investing activities	$(1,033)	$(1,156)
Net cash provided by financing activities	$24,283	$9
Cash Flows from Operating Activities
Net cash used in operating activities of $29.0 million for the three months ended June 30, 2025 was primarily related to a net loss of $23.8 million, partially offset by non-cash charges for reorganization items related to the Chapter 11 Cases of $35.8 million, adjustments to liabilities subject to compromise related to lease liabilities of $43.1 million, stock-based compensation of $5.7 million, depreciation and amortization of $2.2 million, and amortization and impairment of internal-use software of $1.8 million. The net changes in operating assets and liabilities of $7.7 million were primarily related to a decrease in deferred revenue of $8.3 million as a result of a decrease in consumer demand related to PGS sales, a decrease in operating lease liabilities of $6.7 million primarily due to lease payments, a decrease in accrued and other current liabilities of $6.7 million primarily driven by lower overall spending as we wind down our operations, and an increase in deferred cost of revenue of $0.8 million. These were partially offset by an increase in accounts payable of $6.3 million primarily due to the timing of vendor payments, a decrease in prepaid expenses and other current assets of $6.0 million primarily due to a reduction in prepayments given the Chapter 11 Cases, a decrease in inventories of $2.1 million primarily driven by an decrease in kit inventory due to decreased consumer demand, a decrease in other assets of $0.2 million, and a decrease in accounts receivable of $0.1 million primarily due to timing of customer billing.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $1.0 million for the three months ended June 30, 2025, which primarily consisted of capitalization of internal-use software costs.
Net cash used in investing activities was $1.2 million for the three months ended June 30, 2024, which consisted of capitalization of internal-use software costs of $0.9 million and purchases of property and equipment of $0.4 million, offset by proceeds from sale of property and equipment of $0.1 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $24.3 million for the three months ended June 30, 2025, primarily related to borrowings under the DIP Facility.
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
There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Fiscal 2025 Form 10-K. These are the policies that we believe are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.
Bankruptcy Accounting
Our condensed consolidated financial statements included herein have been prepared as if we are a going concern and reflect the application of ASC Topic 852, Reorganization (“ASC 852”). ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, we classify liabilities and obligations — the treatment and satisfaction of which are dependent on the outcome of the reorganization under the Chapter 11 Cases — as liabilities subject to compromise on our condensed consolidated balance sheets. In addition, we classify all income, expenses, gains or losses that are incurred or realized as a result of the Chapter 11 Cases as reorganization items in our condensed consolidated statements of operations and comprehensive loss. See Note 3, “Bankruptcy Proceedings,” and Note 17, “Subsequent Events,” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional details.
Revenue Recognition
Historically, we have generated revenue from our PGS, telehealth, and research services. In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that we expect to receive in exchange for these goods or services.
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
We recognized breakage revenue from unreturned kits of $1.9 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively. A hypothetical ten percent change in our breakage rate estimate would not have had a material impact on total revenue recognized during the three months ended June 30, 2025.
There have been no material changes to our critical accounting policies and estimates as compared to those described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in the Fiscal 2025 Form 10-K.
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
Interest Rate Risk
As of June 30, 2025, we had $39.8 million in unrestricted cash. Prior to March 23, 2025, our cash equivalents were comprised primarily of money market accounts held at banks. We believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income and cash flows. A hypothetical 10% change in interest rates during the three months ended June 30, 2025 and 2024 would not have had a material impact on our historical condensed consolidated financial statements.
Foreign Currency Risk
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Currently, substantially all our revenue and expenses are denominated in U.S. dollars. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred. Our results of operations and cash flows in the future may be adversely affected due to an expansion of non-U.S. dollar denominated contracts and changes in foreign exchange rates. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended June 30, 2025 and 2024. To date, we have not engaged in any hedging strategies.
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
As of June 30, 2025, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our interim Chief Executive Officer, who is also our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon his evaluation, he has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of such date and that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods disclosed in accordance with GAAP.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth in Note 11, “Commitments and Contingencies,” of the Condensed Consolidated Financial Statements of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Part I, Item 1A., “Risk Factors,” of the Fiscal 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements and Non-Rule 10b5-1 Trading Arrangements
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q (unless otherwise indicated, the file number with respect to each filed document is 001-39587):
Exhibit Index

2.1
Asset Purchase Agreement, dated as of May 17, 2025, by and among 23andMe Holding Co., its direct and indirect subsidiaries and Regeneron Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.5 to the Annual Report on Form 10-K filed by the Company with the SEC on June 11, 2025).***

2.2*	Asset Purchase Agreement, dated as of June 13, 2025, by and among 23andMe Holding Co., its direct and indirect subsidiaries and TTAM Research Institute.***

10.1
Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement by and between the Company and JMB Capital Partners Lending, LLC, dated April 28, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on May 2, 2025).***

10.2
First Amendment to Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement by and between the Company and JMB Capital Partners Lending, LLC, dated May 6, 2025 (incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed by the Company with the SEC on June 11, 2025).

10.3
Second Amendment to Senior Secured, Super-Priority Debtor-in-Possession Loan and Security Agreement by and between the Company and JMB Capital Partners Lending, LLC, dated June 5, 2025 (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Company with the SEC on June 11, 2025).

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

***
Certain annexes and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any annexes or schedules so furnished.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

23ANDME HOLDING CO.

Date:	August 4, 2025	By:	/s/ Joseph Selsavage
Name: Joseph Selsavage
Title: Interim Chief Executive Officer and Chief Financial and Accounting Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)